Form 10QSB
period 1996-03-31
HELIX BIOMEDIX INC
filed 1996-05-16
CIK 831749

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1996

                                        OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]
    For the transition period from     to


                         COMMISSION FILE NO. 33-20897-D

                              HELIX BIOMEDIX, INC.
                        COLORADO                 84-1080717
                  2151 E. LAKESHORE DR., BATON ROUGE, LA  70808
                                   (504)387-1112



    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares outstanding of Registrant's common stock, no par value at March 31, 1996 was 1,159,644 shares.




DOCUMENTS INCORPORATED BY REFERENCE : YES, SEE INDEX ON PAGE 3.

EXHIBITS:  Indexed at Page 3.

PAGES: This form 10-QSB consists of 4 pages, plus pages F-1 through F-5, and pages F-10 through F-13 of Exhibit No. 99-b.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

    Please see Pages F-1 through F-5.

    The following financial statements are filed as part of this report:

                                                                      Page
           Accountants' Report                                         F-1
           Balance Sheet as of March 31, 1996                          F-2
           Statements of Operations                                    F-3
           Statements of Cash Flows                                    F-4
           Notes to Financial Statements                               F-5


    These financial statements should be read in conjunction with the audited financial statements at December 31, 1995. Those statements are incorporated herein by reference as part of Exhibit No. 99-a. Exhibit No. 99-b, filed herewith, includes revised footnotes to the audited financial statements at December 31, 1995. Minor revisions to language of the footnotes were made by the Auditors shortly after Registrant filed the 10-KSB report referenced in Exhibit No. 99-b.




ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    This item is incorporated by reference to Item 6-Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. (Exhibit No. 99-a). That Report was dated April 12, 1996 and, except for the financial statements, the information therein is current and fully applicable to this Report.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    None in the period covered by this Report. See Item 3-Part I of Exhibit No. 99-a incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.       Description and Location


99-a Registrant's Annual Report on From 10-KSB for the fiscal year ended December 31, 1995.
                  Incorporated by reference to Form 10-KSB for 1995 filed by Registrant with the SEC (File No. 33-20897-D) on April 12, 1996.

99-b Revised Footnotes to Registrant's Audited Financial Statements for the fiscal year ended December 31, 1995. Filed herewith on pages F-10, F-11, F-12, and F-13
                  (ex 99-b)

(b)  Reports on Form 8-K

    None

                                 SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



HELIX BIOMEDIX, INC.                                     DATE:  May 16, 1996



BY:/a/ Keith P. Lanneau
 Keith P. Lanneau, President, Principal Financial and Accounting Officer.

         The Board of Directors
         Helix BioMedix, Inc.



         The accompanying balance sheet of Helix BioMedix, Inc.
         (a developmental stage company) as of March 31, 1996 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.



         Aurora, Colorado
         May 10, 1995


                                             COMISKEY & COMPANY
                                             PROFESSIONAL CORPORATION

                               Helix BioMedix, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 1996
                                  (unaudited)


        ASSETS

    CURRENT ASSETS
        Cash                                                  $         267
        Note Receivable - TPI                                        25,000
        Accrued interest receivable                                     524
                                                                -----------
        Total current assets                                         25,791

    OTHER ASSETS
        Accounts receivable - affiliate                              30,778
        Antimicrobial technology (net)                              152,187
        Patents pending                                             314,764
                                                                -----------
        Total other assets                                          497,729

        TOTAL ASSETS                                          $     523,520
                                                                ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Accounts payable - trade                                $      31,359
        Notes payable                                                44,131
        Notes payable on demand - related parties                   151,947
        Accrued interest payable                                      7,221
                                                                -----------
        Total current liabilities                                   234,658

    LONG-TERM LIABILITIES
        Notes payable to shareholders                               633,445
                                                                -----------
        Total liabilities                                           868,103

    STOCKHOLDERS' DEFICIT
        Common stock, no par value, 2,000,000
        shares authorized, 1,159,644 shares
        issued and outstanding                                    1,890,604
        Additional paid in capital - warrant issuance               137,400
        Deficit accumulated during the
        development stage                                        (2,372,587)
                                                                 -----------

        Total stockholders' deficit                                (344,583)
                                                                 -----------
        Total liabilities and stockholders' deficit                 523,520
                                                               $ ===========

                               Helix BioMedix, Inc.
                          (A Development Stage Company)
                    STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        For the period from inception (November 7, 1988) to March 31, 1996
                                 (unaudited)




                                     For the quarter ended     Inception to
                                           March 31,              March 31,
                                        1996         1995          1996
                                    -----------  -----------   -----------
      REVENUE                      $          0 $          0 $      3,000

      EXPENSES
       Research & development            28,000            0    1,256,319
       Amortization                       4,373        2,520       79,053
       Accounting & legal                   850          215      100,662
       Advertising                            0            0       13,488
      Compensation cost                       0            0      137,400
       Consulting fees                   12,000       15,000      376,271
       Office expense                     5,080        4,703      106,921
       Other general & administrative       242          218       10,004
                                       ---------   ---------   ----------
      TOTAL OPERATING EXPENSES           50,545       22,656    2,080,118
                                       ---------   ---------   ----------
      NET LOSS FROM OPERATIONS          (50,545)     (22,656)  (2,077,118)

      OTHER (INCOME) EXPENSE
       Interest income                     (524)           0         (524)
       Interest expense                  16,122       17,113      295,993
                                       --------    ---------    ----------
      NET LOSS                     $    (66,143)$    (39,769)$ (2,373,111)
                                       ========    =========   ===========

      NET LOSS PER SHARE                 ($0.06)      ($0.04)      ($2.74)
                                      ==========   ==========  ===========
      WEIGHTED AVERAGE NUMBER OF
         SHARES OUTSTANDING           1,159,644    1,008,381      866,319
                                      =========    =========   ===========

                                Helix BioMedix, Inc.
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to March 31, 1996
                                  (unaudited)



                                           For the quarter ended   Inception to
                                                 March 31,          March 31,
                                             1996       1995          1996
                                          ----------  ----------    ---------
    NET CASH USED IN OPERATIONS          $  (39,960) $  (13,862)   $ (892,249)

    CASH FLOWS FROM INVESTING ACTIVITIES
      Notes Receivable                                                (25,000)
      Patents                                     0          0       (178,006)
                                          ----------  ----------    ----------
    NET CASH USED IN INVESTING ACTIVITIES         0          0       (203,006)

    CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                  0          0         52,000
      Cash received in reverse acquisition        0          0        634,497
      Notes payable                               0          0         51,525
      Related party notes payable (net)      37,000          0        357,500
                                          ----------  ----------    ----------
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                             37,000          0      1,095,522
                                          ----------  ----------    ----------
    NET INCREASE (DECREASE) IN CASH          (2,960)   (13,862)           267

    ASH, BEGINNING OF PERIOD                  3,227     15,003              0
                                          ----------  ----------    ----------
    CASH, END OF PERIOD                  $      267 $    1,141     $      267
                                          ==========  ==========    ==========

    SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

    Stock issued to acquire patents               0          0        66,486
    Debt issued to acquire tachnology             0          0       200,000
    Bridge loans outstanding at acquisition       0          0       200,000
    Patent costs included in accounts payab   4,988      4,157        77,324
    Accounts payable converted to notes      18,000     15,000       742,701
    Accrued interest rolled into note        16,686     17,113       218,354
    Notes converted to equity                     0          0       794,102

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996
                                 (unaudited)


    1.   Management's representation of interim financial information.

         The accompanying financial statements have been prepared by Helix BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operation. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods to conform to current period presentation. These financial statements should be read in conjunction with the audited financial statements at December 31, 1995.

    2.   Interim financing
         -----------------
         During the first quarter of 1996, the Company received $37,000 in debt financing as follows: $25,000 in the form of a 10% convertible promissory note to a shareholder and director, and $12,000 in the form of additional demand notes to a related party.

                           EXHIBIT 99-B

                  Revised Footnotes to Registrant's Audited Financial
                     Statements for the fiscal year ended December 31, 1995.

                  Filed herewith on pages F-10, F-11, F-12, and F-13
                  (ex 99-b)

                                    HELIX BIOMEDIX, INC.
                                 NOTES TO FINANCIAL STATEMENTS
          For the period from inception (November 7, 1988) to December 31, 1995
                                         (REVISED)

1. Summary of Significant Accounting Policies (continued) Development Stage Activities (continued)
In July 1992, de-facto control of the Company was returned to Helix International, and the Company, with the assistance of both URM and Helix International, began a series of negotiations with LSU which culminated in the February 1993 Agreement of Settlement, Compromise, and Release. This settlement agreement essentially released LSU, the Company, Helix International, URM, and Helix Phytonetix, a related company, from defaults under their original respective agreements.
The settlement renewed the Company's exclusive license in five lytic peptide patents currently under development. Excluding research and development costs expensed to operations as incurred, the Company's investment in these patents was $311,336 at December 31, 1995. As part of the settlement, the Company executed a sublicense agreement with URM for the development and marketing of a portion of the patented technology.

In 1993, the Company entered into an agreement with the Louisiana Partnership for Technology and Innovation to obtain assistance in the implementation of a financial and managerial restructuring plan for theCompany, and in the development and implementation of licensing programs for the technology. In consideration for these services, the Companyissued 8,000 shares of its common stock to the Partnership in May 1993.

In late 1993, the Company entered into negotiations with Therapeutic Peptides, Inc. ("TPI"), the objective of which was to bring about a merger of TPI into Helix BioMedix, contingent upon the successful completion of the Company's financing plan. Since 1993, TPI has continued to conduct lytic peptide research on behalf of the Company.

In November 1995, the Company, in lieu of the proposed merger with TPI, entered in to a cooperative endeavor agreement with Therapeutic
Peptides, Inc. Upon consummation of the agreement, Therapeutic Peptides, Inc. received 10,000 shares of stock in Helix BioMedix, Inc., and shall henceforth share in the royalties received by Helix BioMedix, Inc. with respect to the derivative peptides.

Due to the fact that the Company's research and development activities have begun, but there has been no significant revenue therefrom, the Company is in the development stage as defined in Statement of Financial Accounting Standards #7.

Significant Accounting Policies
Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company, which is in the development stage, has incurred substantial losses since its inception, and has no current assets with which to repay obligations as they come due. Management plans to raise money in equity markets to finance further patent prosecution and ongoing research and development activities. However, there is no assurance that management will be successful in obtaining additional financing. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments which may be necessary if the Company is unable to continue.

Intangibles

Patent costs, consisting primarily of legal and filing fees, are capitalized. Amortization will be taken on the straight-line method over the estimated useful life of the patent, not to exceed 17 years, starting on the date the patent was issued. Antimicrobial technology which was purchased in conjunction with the patents, has been capitalized at the basis of the debt issued for it. This technology is being amortized ratably over twenty years. Organization costs were amortized ratably over 60 months.

                                    Helix BioMedix, Inc.
                               Notes to Financial Statements
          For the period from inception (November 7, 1988) to December 31, 1995
                                     (REVISED)

1.    Summary of Significant Accounting Policies (continued)
Significant Accounting Policies (continued)
Research and Development
Research and development costs are expensed as incurred.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per Share
Loss per share has been computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share have not been presented as their effect is estimated to be antidilutive.

Income Taxes
For all periods presented, the Company has computed its income tax benefit under FASB 109 - Accounting for Income Taxes. Because of the Company's creation of a full valuation allowance for the tax benefit of net operating loss carryforwards and R & D credit carryforwards, there is no material difference in the financial statements between income tax calculated under FASB 109 and income tax calculated under APB 11.

2.    Notes Payable
The Company is obligated under the following notes at December 31, 1995:

8% convertible promissory note payable to shareholder, principal and interest originally payable in March 1990, extended until
August 1991, now due September 1997.                              $ 603,377

8% convertible promissory note, principal and interest due June 1996  8,131

12% promissory note, principal and interest due November 1989.        2,000

Two 8% convertible promissory notes payable to shareholders, due on
demand                                                               87,329

Three 12% promissory notes due December 1996, each note convertible
into 400 shares of common stock at the option of the holder           9,000

10.25%  promissory note, principal and interest due May 1996         25,000

10% convertible promissory note, payable to a shareholder and director,
principal and interest due December 1997                             25,000
                                                                    -------
Total notes outstanding                                             759,837
Less amount classified as current                                   131,460
                                                                    -------
                                                                  $ 628,377
                                                                    =======
                                           F-11

                                    Helix BioMedix, Inc.
                             Notes to Financial Statements
      For the period from inception (November 7, 1988) to December 31, 1995
                                   (REVISED)

2.     Notes Payable (continued)
The shareholder note for $603,377 is secured by a first security interest in technology and intellectual property rights of the Company. Interest is payable quarterly in cash or common shares of the Company at the rate of $2.50 per share, or may be converted to principal. Form of payment of quarterly interest is at the discretion of the note holder.
The note plus accrued interest is convertible in whole or in part at any time prior to maturity into shares of the Company's common stock. Stock conversion will be made at $2.50 per share.

The shareholder notes for $87,329 are secured by a first security interest in technology and intellectual property rights of the Company. Interest is payable quarterly in cash or common shares of the Company at the rate of $1.00 per share, or may be converted to principal. Form of payment of quarterly interest is at the discretion of the note holder. The note plus accrued interest is convertible in whole or in part at any time prior to maturity into shares of the Company's common stock at $1.00 per share.

The 8% note for $8,131 is convertible into shares of the Company's common stock at $2.50 per share.

The 10% convertible promissory note is payable to Thomas L. Fraser, shareholder and director, and is convertible to shares of the Company's common stock at $1.00 per share.

Debt maturities over the next five years are as follows: due in 1996, $131,460; due in 1997, $628,377; and, due thereafter $0.

3.     Stockholders' Equity
The Company has 1,159,644 outstanding common shares and no outstanding preferred shares. The Company is authorized to issue 2,000,000 common and 400,000 preferred shares. The Company's president, Keith P. Lanneau, holds a total of 640,000 shares beneficially as shareholder in Helix International, which holds 540,000 of the Company's shares, and as beneficial owner of Arrowhead Technology Associates, which holds 20,000 of the Company's shares and an additional 80,000 shares from the conversion of debt owed to equity.

On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

At December 31, 1995, the Company had outstanding stock options to purchase 91,400 shares of the Company's common stock at prices ranging from $0.50 to $1.00 per share. The options become exercisable upon issuance and expire at various dates through 1998. Compensation expenses charged to operations in 1995 was $137,400.

4.     Income Taxes
At December 31, 1995, the Company has approximately $2,134,000 in net operating loss carryforwards and approximately $35,000 in Federal Research and Development tax credit carryforwards available to offset future taxable income and related income tax. The operating loss carryforwards expire between 2003 and 2010. The tax benefit of these carryforwards has been offset by a full allowance for realization.

                                    Helix BioMedix, Inc.
                                Notes to Financial Statements
      For the period from inception (November 7, 1988) to December 31,1995
                                       (REVISED)

5.   Related Party Transactions
From March 1989 to March 1990, the Company contracted with Helix International, Inc., a principal shareholder, to conduct lytic peptide research on a contract basis for the account of the Company. The Company incurred a total of $655,321 in research costs paid or payable to Helix International during this period. At December 31, 1995, a promissory note for $603,377 was outstanding, consisting of unpaid research costs, accrued interest, and patent pass through costs. In addition, $50,000 in debt payable to Helix International had been converted to equity in 1992.

The Company maintains its corporate offices in the offices of its president. From inception to December 31, 1995, the Company has incurred $101,841 in rental and general office expense reimbursements which have been paid or are payable to an affiliated company.

The President of the Company is also a principal shareholder in Helix Phytonetix, Inc. ("Phytonetix"). Phytonetix is a party to the LSU settlement agreement described in Note 1, and is a licensee of lytic peptide technology as it relates to applications in plants. Phytonetix owes the Company $30,124 in patent costs which were paid by the Company during 1995.

As part of the LSU settlement described in Note 1, the Company entered into a sublicense agreement with URM, a shareholder, for the development and marketing of a portion of the patented technology, specifically the use of the technology in food preservation and purification of drinking water.

A $66,000 consulting fee has accrued to Helix International for the year ended December 31, 1995.