Form 10KSB
period 1996-12-31
HELIX BIOMEDIX INC
filed 1997-04-14
CIK 831749

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
    For the fiscal year ended      December 31, 1996

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
    For the transition period from____________ to
______________


COMMISSION FILE NO. 33-20897-D

HELIX BIOMEDIX, INC.
COLORADO       84-1080717
2151 E. LAKESHORE DR., BATON ROUGE, LA 70808
(504) 387-1112


Securities registered pursuant to Section 12(b) of the
Act:  NONE
Securities registered pursuant to Section 12(g) of the
Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-
KSB. [ ]

Registrant's revenues for the fiscal year ending December
31, 1996: $10,838

As of December 31, 1996, there were 1,270,620 shares of
common no par value stock of Helix BioMedix, Inc. issued
and outstanding, and the aggregate market value of the
common stock held by non-affiliates was approximately:
$1,064,423

DOCUMENTS INCORPORATED BY REFERENCE:   YES.  SEE INDEX ON
PAGES 20 AND 21

EXHIBITS:   Indexed at Pages 21 and 22

PAGES:  This Form 10-KSB consists of 23 pages, plus pages
F-1 through F-13.

PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

Helix BioMedix, Inc., formerly Cartel Acquisitions, Inc.
("the Company"), was formed under the laws of the state of Colorado on February 2, 1988 to create a corporate vehicle to seek and acquire a business opportunity. On
March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation, ("BioMedix of Louisiana") in exchange for shares of the Company's common stock representing a control interest in the Company. The Company acquired all of the stock of BioMedix of Louisiana from Helix
International Corporation ("Helix"), a Louisiana corporation founded in 1985. BioMedix of Lousiana was incorporated on November 7, 1988 as a wholly owned subsidiary of Helix to develop therapeutic biopharmaceuticals for animal and human health care.

On June 19, 1989, having acquired BioMedix of Louisiana, the Company amended its charter to change its name to Helix BioMedix, Inc. All references herein to the Company refer to Helix BioMedix, Inc., the Colorado corporation, and its wholly owned subsidiary, Helix BioMedix, Inc. of Louisiana.

(b)  Description of Business During the Development Stage

Acquisition of Rights to the Lytic Peptide Technology

Since March 1989 the Company has been involved in the
business of conducting research both internally and
through a contract arrangement with Louisiana State
University ("LSU").  Prior to its incorporation of
BioMedix of Louisiana, Helix had started its research on
lytic peptides (small bioactive proteins) in 1986, and in
August 1987 entered into a collaborative "Antimicrobial
Project" Agreement with LSU which had done pioneering
exploratory research in this area.   Under the terms of
the Agreement Helix provided funding for specific research support at LSU, Helix assumed responsibility for obtaining a patent position to protect the results of the research, and LSU and Helix agree to share equally in any future royalty income, and Helix retained the rights to commercialize the technology developed in the Antimicrobial Project.

Helix transferred to BioMedix of Louisiana in 1988 all of its rights and obligations in the Antimicrobial Project relating to the use of lytic peptides in animal and human health care. Therefore, in March 1989 the Company acquired all of such rights for the purpose of further developing the technology and ultimately bringing commercial products to market.

Research and Management Agreement with Helix
International Corporation

Concurrent with its acquisition of BioMedix of Louisiana, the Company entered into an agreement with Helix which provided that the scientific employees of Helix continue to conduct lytic peptide research in its laboratories, that Helix continue to support the LSU research under the Antimicrobial Agreement, that Helix continue to obtain the related patent coverage---all to be undertaken on a contract basis for the account of the Company. Under the terms of the Agreement, Helix provided research scientists and technicians, laboratory and office facilities and all administrative services to the Company on a cost plus 15% basis. This arrangement continued through February 1990.

Research and Management Agreement With University
Research & Marketing, Inc.

In March 1990 the Company lacked adequate financial resources to continue its contract research activities, and Helix was also no longer able to provide financial support to the Company. At that time Helix closed its laboratory operations, and the Company's in-house research and development activities were curtailed pending availability of additional financing.
Concurrently, the Company underwent a de-facto change in control wherein Helix agreed to sell to University
Research & Marketing, Inc. ("URM") the majority of its controlling stock interest in the Company. In connection with this action the Company entered into an agreement with URM, whereby URM would provide administrative services and continue to support the research at LSU in behalf of the Company for a flat fee of $20,000 per month plus patent and other out of pocket costs. It was agreed that the Company would defer cash payment for such services until it was able to obtain additional corporate financing.

URM continued to perform such services on behalf of the Company from March 1990 until August 1991. Although research activities were maintained at a substantially lower level than in 1989, the patent prosecution was continued, and favorable corroboration of the early research was obtained by scientists in outside universities (other than LSU) who evaluated several of the Company's proprietary lytic peptide compounds.

Discontinuation of Reporting to the SEC and Cessation of Trading of the Company's Stock

From February 1990 until 1994 the Company was operated on an absolutely minimum budget for administrative costs because of the lack of operating capital. Therefore, the Company was unable to continue the substantial expense and effort of filing quarterly 10-Q and annual 10-K (with audited financial statements) Reports with the SEC.
Prior to 1994 the last report filed with the SEC was the Company's Report on Form 10-Q for the quarterly period ending September 30, 1989. That Report is incorporated herein by reference as Exhibit 13-a. Until 1994 the Company had not been current nor in compliance with the reporting requirements for public companies pursuant to
Section 13 or 15(d) of the Securities Exchange Act of
1934 Company during the period of non-reporting to the SEC. In late 1988 and throughout 1989 the Company's common stock was actively traded in the over-the-counter market as a "penny stock" listed in the pink sheets.
Several brokerage firms acted as market makers in the stock. After State and Federal securities regulatory agencies drastically curtailed operations of penny stock brokers in 1989 and 1990, and after the Company ceased to make financial statements publicly available, trading of the Company's stock substantially discontinued until 1994. This is discussed further in Item 5 of Part II of this Report.

Management Control of the Company Returned to Helix
International Corporation

URM was unable to fulfill its commitment to purchase from Helix the controlling interest in the Company's common stock. In July 1992, de-facto control of the Company was returned to Helix by the shareholders of the Company, at which time Helix, URM, and Mr. Keith P. Lanneau
(returning as President and CEO of the Company) and several other substantial shareholders committed to a plan of action for revitalizing and restructuring the Company.

Plan for Restructuring the Company

By mid 1992 it was the belief of the major shareholders of the Company that the Company's proprietary lytic peptide technology and the associated patent estate and the gradually emerging market potential for biopharmaceuticals had developed to a point which encouraged and demanded renewed corporate vigor.
Management recognized that the Company should undertake a major strategic and financial restructuring to strengthen itself and to move aggressively toward commercialization of its technology base. A restructuring plan was adopted with the following objectives which have been attained or are currently in the process of implementation as follows:

(a) Several key shareholders to provide interim funding to maintain the Company's activities during the restructuring.

Key shareholders have done this on a month-to-month basis since August 1991 to the present time. The Company believes it can rely upon a continuation of this funding until permanent private and/or public financing is obtained.

(b)  Management to be strengthened by new outside
Directors.

In March 1993 the Company entered into an agreement with the Louisiana Partnership for Technology and Innovation
("LAPTI") to obtain assistance in implementation of the Company's restructuring plan and in the development of a program for selective licensing of the Company's technology. In consideration of these services to be rendered, the Company issued 8,000 shares of its common stock to LAPTI in May 1993. An officer and staff member of the Partnership, Mr. Michael K. Marcantel, joined the
Company's Board of Directors and since 1993 has served as Vice President, Secretary-Treasurer. He spends approximately 20% of his time assisting the Company's
President in the restructuring initiatives discussed herein.

In December 1993 Dr. Donald R. Owen joined the Company as a Director and Vice President and Chief Scientist, bringing high level expertise to the Company in its fields of technical endeavor.

In October 1994 Mr. Thomas L. Frazer joined the Company as a Director with the specific mission of assisting management with its restructuring plan. Access to Mr.
Frazer's extensive business experience and financial expertise constitute an important step in further strengthening company management. In mid 1995 the board of directors designated Mr. Frazer as Chief Financial
Officer for the Company.

(c.)The Agreements with LSU to be renegotiated and novated to the benefit of the parties involved.

In March 1993 the Company, Helix, URM, and Helix
Phytonetix, Inc. (a related company) entered into a novated Agreement of Settlement with LSU which releases all the parties from any defaults arising from their former respective agreements. Ownership of the lytic peptide technology, formerly jointly owned by LSU and Helix (with the Company as assignee of the Helix interest) is now definitively clarified. Under the new
Agreement five U.S. patent applications (and their foreign counterparts), which have been prosecuted by Helix, URM, and the Company, are now the property of LSU.
Pursuant to the new Agreement, the Company was granted by LSU a world-wide exclusive license to the technology of the lytic peptide patent estate with respect to all potential uses except in the area of plant technology.
Additionally, the Company was granted a conditional right, without further funding from the Company, to obtain a license to certain future lytic peptide technology which LSU may develop.

(d) Stepped up development and prosecution of the patent estate.

In March 1994 the Company discharged the patent law firm which had previously handled prosecution of patent matters relating to the lytic peptide technology. (See
Item 3 herein) The Company retained another large patent law firm, which it believes is fully qualified to develop the patent estate. The Company is actively working with this law firm, as well as with several patent law firms in foreign countries to achieve the final issuance of several U.S. and foreign patents during 1997. As soon as further financing is available, the Company is prepared to file additional patent applications on its peptides and drug delivery formulations, based on new proprietary bioactive compounds, which are outside the scope of the past and present agreements with LSU.

(e) Strengthen in-house scientific expertise and obtain enhanced capability to produce the Company's proprietary peptides and to develop formulated drug delivery vehicles for same.

In late 1993 the Company entered into negotiations with Therapeutic Peptides, Inc. ("TPI"), a firm located in New
Orleans, LA.  In the Registrant's December 31, 1994 10-
KSB Report (Exhibit 13-f) it was disclosed that the Company and TPI were considering a plan to merge TPI into Helix BioMedix, contingent upon the latter's success in completing its first step private financing initiative to raise $500,000 as bridge funding. The Company is currently deliberating with four separate corporate and institutional groups considering substantial private investment in the Company. However, during the latter part of 1995, the Boards of Directors of Helix BioMedix and TPI concluded that the present interests of both companies are better served by a contractural strategic alliance between the parties than by a merger of the corporations. On November 10, 1995 the Company and TPI reached agreement on such an alliance and executed a "Cooperative Endeavor Agreement" which closely links the parties in a joint initiative to further enhance the Company's patent estate and to commercialize the Cytoporin technology.

Dr. Donald R. Owen, Chief Scientist and a director of the
Company, serves as President and Scientific Director of TPI. Since 1993 TPI has utilized its scientific staff and well equipped laboratory facilities to synthesize and further evaluate the Company's lytic peptides. During
1995 and 1996 scientists at TPI developed new "third generation" derivatives of the Company's Cytoporin peptides which will further enhance the Company's patent estate. Several of the new peptides, as well as earlier patented Cytoporins, all show excellent promise as lead compounds for pre-clinical and clinical development of new drugs.

(f) Remove the Company's common stock from its previous
"penny stock" status.

As set forth in Item 4 (Part I) of this Report, on December 29, 1993 at an Annual Meeting of its
Shareholders the Company effected a 500:1 reverse split of its outstanding shares of Common Stock. With only 1,270,620 shares now outstanding, the stock (as set forth in Item 5-Part II herein) has resumed limited trading in the low "dollars", rather than "penny", range.
This will facilitate the Company's future efforts to attract market makers and retail brokers to support trading of the Company's securities.

(g) Place the Company's financial reporting on a current basis and resume compliance with the SEC public company reporting requirements.

During the third quarter of 1994 the Company filed those Form 10-KSB and 10-QSB reports necessary to bring it current and in compliance with SEC reporting requirements.

Audited financial statements were prepared for the fiscal years ending December 31, 1989, 1990, 1991, 1992, and
1993.  These statements were incorporated in a Form 10-
KSB report for the period ending December 31, That report was filed September 30, 1994 concurrently with the filing of Form 10-QSB reports for the first and second quarters of1994. The Company also filed with the SEC its 1994 third quarter 10-and December 31, 1994 10-KSB reports on a timely basis. All quarterly 10-QSB and 10-KSB reports for 1995 and 1996 have been filed on a timely basis. The aforesaid reports are incorporated herein by reference as Exhibits 13-a through 13-m. With the present filing of this Form 10-KSB report for the fiscal year ended
December 31, 1995, the Company has been in full compliance with SEC public company reporting requirements with timely filing of required reports for the last thirty (30) months.

(h) Prepare a well documented five year Business Plan for the Company.

As a major component of its restructuring initiative, during the last two years the Company developed a five year Business Plan which is periodically updated to reflect advances in the state of the Company's technology platform. The strategic elements of this Plan, which the Company believes are prudently consistent with the Company's probable ability to attract capital resources, will in the near future be reported in summary form to the Shareholders and to the public investing community.

(i) Resume a program of financial and information reporting to the Shareholders.

As soon as practicable after filing of this 1996 10-KSB report the Company plans to resume formal communications with its Shareholders by means of regular meetings, newsletters and/or quarterly and annual reports to the Shareholders.

(j) Obtain adequate outside private capital funding to place the Company in sound financial condition to execute its Business Plan.

A primary, and necessary, objective of the Company's restructuring efforts has been to reach a point where adequate private capital funding can be attracted to supplement the earlier, limited public financing and to move the Company out of its development stage by commercializing the technology base. The Company believes such financing will enable it to enter into strategic alliances and licensing agreements to produce both capital and revenues and to introduce its first products to the marketplace within the next two years.

Given the availability of current financial reporting, recent advances in development of its technology, and the aforesaid Business Plan, during 1996 the Company made presentations to potential private capital sources, including both venture capital groups and biotech/pharmaceutical companies interested in the
Company's technology. Definitive discussions are now underway with several such groups. During 1997 implementation of the financing initiatives is first priority for the Company's management.

(k) Develop a network of retail brokers to re-establish an active trading market in the Company's securities.

Pursuant to completion of the restructuring initiatives
(i) and (j) described above, Company management will undertake to interest a group of small-to-medium size brokerage firms in becoming retail market makers in the Company's common stock. This will require (1) current
SEC reports, (2) a summary of the Company's current
Business Plan, (3) re-establishment of news flow to shareholders, and (4) evidence of good financial viability through successful completion of the Company's on-going initiative to attract private capital.

During the latter half of 1997 the Company believes it will develop an active market for its securities. This will provide liquidity for the present public shareholders as well as lay the groundwork for future public financing by the Company.

Investment in Research and Development

The Company's direct investment in research and
development of its "Cytoporin" (i.e., lytic peptide)
technology has aggregated $1,915,872 since Registrant's
inception (November 7, 1988) to December 31, 1996.  Of
this sum an amount of $329,053 has been capitalized as
the legal costs incurred in patent prosecution,  $200,000
capitalized as a cost paid by promissory note to Helix
International Corporation to acquire the Antimicrobial
Technology at Registrant's inception, and $25,000 paid in common stock issued (10,000 shares) as partial consideration for Antimicrobial Technology developed for the Company by TPI prior to confection of the Cooperative
Endeavor Agreement in November 1995. The balance of
$1,361,819 has been expensed as R & D costs as they were incurred by the Company. The Company's total investment in R & D and other operating and interest expenses to develop its Cytoporin technology has aggregated
$3,110,122 since Registrant's inception through December
31, 1996.

To the best of Registrant's knowledge, prior to November
7, 1988 Helix International had invested approximately
$839,400 in research and development (excluding patent costs) on the lytic peptide technology. In addition to the approximately $3,949,522 invested by Registrant and Helix International Corporation to develop the technology base, LSU, several other universities, TPI, and several other companies have expended substantial sums of their own in exploring potential applications of the Company's
Cytoporin technology.

Potential for Commercialization of the Company's
Technology

The Company's technology is based on the discovery that its proprietary bioactive Cytoporin compounds (lytic peptides) have the ability to destroy a broad spectrum of bacteria, protozoa, fungi, and viruses which cause pathogenic disease conditions in animals and humans.
Some of the Cytoporins have demonstrated activity as growth factors to promote wound healing and to cause proliferation of white blood cells which are subject to destruction by autoimmune diseases such as AIDS. Certain
Cytoporins, in in-vitro tests, have shown potential applications as chemotherapeutic agents in cancer therapy.

With the on-going critical concern in scientific and medical circles about the exploding emergence of antibiotic resistant bacteria, the use of Cytoporins as adjuvants or enhancers to boost the effect of existing antibiotics against resistant bacterial strains opens an important new realm of possible pharmaceutical applications for the Company's Cytoporin compounds.

The cost and time of bringing new drugs to market essentially mandates that the Company seek strategic alliances and licensing arrangements with larger, well financed companies to bring the Cytoporins through arduous and expensive clinical trials before they find commercial applications as prescription drugs.

While the Company is pursuing the long term introduction of high potential prescription drugs through a program of strategic partnering, it will concentrate in-house efforts on the near term introduction of proprietary products in the area of topical antiseptics and industrial disinfectants.

Impact of Regulatory Factors

The enormous cost and time of bringing prescription drugs through the FDA regulatory gauntlet of clinical trials and approvals is a factor that virtually assures the Company must seek well financed strategic partners for such initiatives in the pharmaceutical or biotechnology industries. For this reason the Company is developing, for near term market introduction, certain non-drug products subject to less stringent regulatory hurdles posed by the FDA and/or environmental protection agencies.


Company's Proprietary Position and Competition

The Company believes it is establishing a strong patent position (both U.S. and foreign) with respect to the compositions of matter and use of its Cytoporin peptides.
There is increasing interest in the biopharmaceutical industry in the potential for lytic peptides as therapeutic drug agents. To the best of the Company's knowledge there are at least four other U.S. companies actively working in the field. They have greater financial resources available to them. However, Registrant believes its early dates on patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of eight years. The Company's five year Business Plan embraces a concept of long term strategic partnering and introduction of near term proprietary products to niche markets. Company management believes the Plan takes full cognizance of the emerging presence of well financed competitors in the general field of endeavor.

ITEM 2.  PROPERTIES

The Company maintains its offices in office space provided by the Company's President. The President is paid $200 per month for rent of this space and is reimbursed for out-of-pocket expenses for telephone use, postage, and other general office expenses. These rent payments for rent and other Company offices expenses are not made in cash, but are accrued as an account or note payable to the President (or an affiliated company) until the Company is in a position to pay these expenses on a cash basis. The Company offices are located at 2151 East
Lakeshore Dr., Baton Rouge, Louisiana 70818. The telephone number is (504) 387-1112, and the Fax Number is
(504) 338-9727.

Synthesis and testing of the Company's proprietary
Cytoporin compounds (lytic peptides) are conducted at the laboratories (approx. 3000 sq. ft. ) of Therapeutic
Peptides, Inc.(TPI) in Harahan, LA. Dr. Donald R. Owen is President of TPI and is a Vice President and Director of Helix BioMedix, Inc. The Company utilizes the TPI laboratories under the terms of the Cooperative Endeavor
Agreement between the Company and TPI. The Company reimburses TPI in cash for such contract research conducted for the account of the Company.


ITEM 3.  LEGAL PROCEEDINGS

On July 27, 1994 the Company, as a Co-Plaintiff, filed a suit against Pravel, Hewitt, Kimball & Krieger, P.C., ET
AL, as defendants, in the Civil District Court, Parish of Orleans, State of Louisiana. Other Co-Plaintiffs with the Company were Helix BioMedix, Inc. (LA), Helix
International Corporation (a Louisiana corportion), Helix
Phytonetix, Inc. (a Louisiana corporation), and
University Research & Marketing, Inc. (a Louisiana corporation). This litigation was settled in 1996.

The Defendants in the above proceeding were a patent law firm (or members of same) which previously represented and performed professional services for the Plaintiffs.

Plaintiffs alleged that Defendants committed legal malpractice through their failure to file or timely file certain patent applications in certain foreign countries, that said patent applications were with respect to technology licensed to Plaintiffs by Louisiana State
University, and that Plaintiffs were damaged by present and future diminution of the value of the patent estates of Plaintiffs.

The Plaintiffs sought relief through money judgment for damages. In May 1996 the suit was settled out of court.
The Company received a portion of the net settlement proceeds paid to the joint Plaintiffs. (See Note 6 to the Financial Statements herein).

Registrant has no liability in connection with the above suit which has been settled, and Registrant is not aware of any threatened legal proceeding to which the Registrant is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matters were submitted to a vote of security holders
during 1996.  The most recent Annual Meeting of the
Shareholders of Registrant was held on December 29, 1993.
There was no proxy solicitation for the meeting.  Exhibit
No. 22 incorporated by reference in this Report is a copy
of the Notice of the Meeting timely forwarded to the
Shareholders.   A quorum was present and voting and there
was a unanimous vote in favor of each matter voted upon as follows:

Directors elected or re-elected to constitute the Board of Directors.

Amendments to the Articles of Incorporation to (i) Effect a 500:1 Reverse Stock Split, and (ii) Reduce the Number of Authorized Shares, all as set forth in Exhibit No. 22 incorporated by reference in this Report.

Exhibit No. 22 also includes a copy of a Notice to Shareholders dated March 11, 1994 requesting them to contact Registrant's Stock Transfer Agent to exchange their stock certificates pursuant to the shareholder approved 500:1 reverse stock split.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Principal Market or Markets

The Registrant's Shares of common stock are traded on the
over-the-counter market.  Registrant ceased to be
compliant with SEC reporting requirements in 1990, and
there were only limited and sporadic trades of
Registrant's securities, as "penny stock" from 1990 to
1994.   After the 500:1 reverse stock split described in
Item 4. of Part I of this Report, Registrant's stock
(formerly symbol HXBI on the pink sheets) was reported in April, 1994 under the new stock symbol, "HXBM", on the electronic bulletin board of NASDAQ Market Operations.
Since Registrant continued to be non-compliant with SEC reporting requirements until September 30, 1994, only limited trading of Registrant's stock had taken place in 1994. Based on information received from one of two
Market Makers for Registrant's stock, during 1995 and 1996 there has been a continuation of very limited and sporadic trading of Registrant's stock, with total transactions aggregating less than 10,000 shares during 1996. In the ninety day period prior to date of this Report the bid/ask quote has remained at $1.00 per share bid and $2.50 per share asked. The foregoing prices are believed to be representative inter-dealer quotations, without retail markup, markdown or comnmissions, and may not represent actual transactions.

Registrant believes that a non active market for its securities will continue to exist until such time as (1)
Registrant promulgates to the public news of the Company's restructuring program and recent advances in development of its technology and (2) until the Company, now fully current in it SEC reporting, obtains a network of retail brokers to re-establish an active trading market for the stock, all as discussed in Item 1 of Part
I of this Report. Management believes this will occur during the latter half of 1997.

(b)  Approximate Number of Holders of Common Stock

The number of holders of record of Registrant's no par value common stock at December 31, 1996 was approximately
600. Registrant estimates and believes there are 200 to 500 additional shareholders holding stock in "street name" in brokerage accounts.

(c)  Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the common stock since Registrant's inception, and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

(a)  Plan of Operation

The Company's general plan of operation is outlined in
Item 1 of Part I of this Report. The Company has maintained operations since 1990 primarily with limited capital provided by loans from key Shareholders. A major strategic and financial corporate restructuring initiative has been undertaken since 1993. The details of this program are set forth in Item 1 of Part I herein.
The Company believes it is now prepared to implement a

Business Plan providing for both near term and long term product introductions. At the present time the Company is actively seeking additional capital through private sector financing. Such financing will be used to bring the Company to continuing economic viability from commercially profitable operations. This plan contemplates revenues from licensing and strategic alliances for long term development of prescription pharmaceutical products as well as introduction within the near term of products subject to less regulatory restraints. It is expected by management that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

(b)  Management's Discussion and Analysis

During the two fiscal years ending December 31, 1993 and December 31, 1994, while the Company was instituting the restructuring program discussed in this report, the cost of operations was held to a minimum. Continuing through 1995, in the absence of revenues operating losses were held to approximately $47,000 per quarter, of which approximately $14,000 per quarter represents interest accrual rolled into the principal of loans from shareholders. Administrative costs were controlled at a low level by the fact that only the Company's President was a full time employee. During this period the company substantially enhanced its patent prosecution with an investment of nearly $11,000 per quarter. In house research and development has been placed in a holding pattern, with no funds of the Company expended in this area. However, evaluation and product development with the Company's Cytoporin compounds has continued on an accelerated basis at Therapeutic Peptides, Inc.

During 1996 operations continued to be funded by additional loans from shareholders in the amount of approximately $236,000. More significantly, at December
31,1996 the Company's balance sheet was substantially improved by the conversion of approximately $111,000 in debt into common stock. This is indicative of the continuing confidence of management and key shareholders in the prospects for the Company's future.

Over the past year operating losses increased to an average of approximately $82,500 per quarter, of which approximately $16,500 per quarter represents interest accrual on loans from major shareholders. Conversion into stock of approximately $111,000 in debt at December
31, 1996, along with further substantial conversion of debt to key shareholders expected in 1997, should greatly reduce future interest burden. The main source of increase in operating expense in 1996 over the prior year came from stepped up R & D expense.

In 1996 full implementation of the alliance between the Company and TPI through the Cooperative Endeavor
Agreement confected in November 1995 strengthened the Company's capability to expand its patent estate and bring the Cytoporin technology to commercial fruition.
With Research and Development expenditures of $133,500 in 1996 the Company greatly accelerated the development of its technology platform. During the year the development and testing of more active and selective peptides produced data which has been particularly valuable in the Company's dialogue with potential strategic alliances in the pharmaceutical and biotechnology fields.

In the second quarter of 1997 the Company expects to complete its present near term initiative to raise capital through private financing. In its first phase of financing, the Company is seeking to raise $500,000 as bridge capital to fund operations for a period of twelve to sixteen months at the level projected in the Business
Plan. Management believes it is now critically important to increase spending in order to (i) step up further development of the patent estate, (ii) fund the vital product development work at TPI, (iii) aggressively proceed with seeking strategic alliances, (iv) maintain public reporting of company finances and operations, and to (v) conclude successfully an effort to bring further equity capital funding to the Company through a major private placement. Management believes after the bridge capital funding that an additional $2.0 million added to the Company's equity capital base will permit the Company to emerge profitably from its development stage during the next two to three years. Success in its efforts to consummate the planned private capital financing steps is now essential to the Company's completion of the restructuring program which it has undertaken.

During the last quarter of 1995 operations were highlighted by two important technical developments.
These were reported in two News Releases which were both nationally and internationally promulgated through the media and Business Wire services. Copies of these releases were included as exhibits in Registrant's 1995
10-KSB Report, which is incorporated by reference herein as Exhibit 13-j. In 1996 these News Releases have resulted in inquiries from over 20 international pharmaceutical and biotechnology companies. The inquiries about the Cytoporin technology have already developed for the Company on-going dialogue with several potential candidates for strategic alliances.

In the third and forth quarters of 1996 the Company entered into confidential Material Transfer Agreements with two such pharmaceutical companies for collaborative test programs on selected Cytoporin lead compounds. As disclosed in the News Releases, Management believes the Company's Cytoporin compounds may play a vital role in addressing the current health care crisis related to rapid and continuing emergence of antibiotic resistant bacteria and other pathogens. Also, the announced issuance of two important European patents, under exclusive world-wide license to the Company, will materially strengthen the Company's competitive position and enhance the Company's posture in its initiatives to acquire financing and to establish alliances in the biopharmaceutical industry.

The Company's common stock, which is traded OTC under the symbol "HXBM" on the NASDAQ bulletin board, continues to trade only sporadically and in small transactions.
Management believes this will continue to be the case until the Company completes its first step of bridge financing and thereby permit expanded operations under a sound and viable Business Plan. As a step precedent to resumption of active public trading of the common stock, in late 1995 the Company made application for and obtained published coverage of the Company in Standard and Poor's Corporation Records. This coverage continues on a current basis.

Pending completion of ongoing financing initiatives, current operations of the Company continue to be financed by loans from and/or investments by several key shareholders.

ITEM 7.  FINANCIAL STATEMENTS

Please see Pages F-1 through F-13.

The following Financial Statements are filed as part of this report:
                                                   Page
Report of Independent Certified Public Accountants  F-1

Balance sheet as of December 31, 1996               F-2

Statement of Operations for the periods ending

December 31, 1995 and December 31, 1996 and
for the period from inception (November 7, 1988)
to December 31, 1996                                F-3

Statement of Stockholders' Equity (Deficit)
for the period from inception (November 7,
1988) to December 31, 1996                     F-4 to F-6

Statements of Cash Flows for the period
from inception (November 7, 1988) to
December 31, 1996                              F-7 to F-8

Notes to Financial Statements                 F-9 to F-13

All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

(a) The Directors and Officers of the Registrant are as follows:

Name:  Keith P. Lanneau
Age:  71
Position:  President, CEO, and Director
Tenure as Officer or Director: March 15, 1989 to March 10, 1990 as President, CEO, and Director;
November 13, 1991 to July 10, 1992 as a Director; and
July 10, 1992 to present as President, CEO, and Director.

Name:  Thomas L. Frazer
Age:  51
Position:  Director
Tenure as Officer or Director: October 27, 1994 to present as a Director

Name:  Robert J. Love, M.D.
Age:  48
Position:  Vice President and Director
Tenure as Officer or Director:  March 15, 1989 to March
10, 1990 as a Director; September 14, 1991 to July 10,
1992 as a Director; July 10, 1992 to December 31, 1993 as a Director; and December 31, 1993 to present as Vice
President and a Director.

Name:  Michael K. Marcantel
Age:  48
Position:  Vice President, Secretary-Treasurer, and
Director
Tenure as Officer or Director:  May 5, 1993 to present.

Name:  Donald R. Owen, Ph.D.
Age:  52
Position:  Vice President , Chief Scientist, and Director
Tenure as Officer or Director: December 29, 1993 to present.

A brief description of the business experience of each of the above Directors and Officers of Registrant is set forth below:

Mr. Lanneau was founder of Helix Biomedix, Inc. (of
Lousiana) in 1988, which company was acquired by Registrant on March 20, 1989. Registrant, formerly named
Cartel Acquisitions, Inc. (a Colorado corporation) then changed its name to Helix BioMedix, Inc. (of Colorado).
Mr. Lanneau has served full time as Chief Executive
Officer of Registrant during the periods of tenure shown above. He holds a B.S. degree in Physics from the Massachusetts Institute of Technology and an M.B.A.
degree from Harvard. He is the author of numerous patents and publications and was a scientist and research director with Exxon Research and Engineering for eleven years from 1949 to 1960. For some of his notable scientific work with Exxon he was awarded the Senior
Moulton Medal of the British Institution of Chemical
Engineers in 1959.

Prior to his association with Registrant Mr. Lanneau, after 1960 had extensive experience as a scientist-businessman, having been the founder, Chief Executive
Officer, Director, and/or Principal Scientist of several high technology companies. He was a founding director of Louisiana's Gulf South Research Institute, a non-profit multi-disciplinary contract research organization. He was a member of its Board of Directors and Executive
Committee from 1965 to 1985 and served a two year term as Chairman of the Board. Mr. Lanneau was a founding member of the Louisiana Partnership for Technology and Innovation in 1988. Throughout his business and professional career, he has actively served on the boards of various local and statewide civic organizations within Louisiana.

In addition to his present duties as President/CEO and Director of the Company Mr. Lanneau is an active scientific collaborator with Dr. Donald R. Owen, and he assumes primary responsibility for technical interfacing with patent attorneys and those outside companies with whom the Registrant seeks collaborations and strategic alliances.

Mr. Frazer, a practicing CPA, is a prominent business executive in Baton Rouge, LA. He was a founding director of a commercial bank and has served on the board of directors of a number of business corporations. He was chairman of the board of a $50,000,000 computer software company. He is a professional consultant and expert in company acquisitions, restructuring programs, and financial reorganizations. As such, Mr. Frazer's recent addition to the Company's board of directors constitutes an important milestone in the Company's initiative to strengthen its management organization.

Dr. Love is a Canadian citizen and resident of Vancouver, British Colombia. He holds a B.S. degree in biology and received his Doctorate in Medicine from the University of Alberta. From 1986 to 1988 he served as President and Director of Esstra Industries Corporation, a Canadian public company with interests in several high technology ventures. During his association with Helix BioMedix, Inc. he has been active in developing interest in the company's technology at medical research clinics in Canada. In his medical practice in Vancouver he specializes in environmental medicine and immunology. He is a member of the American Academy of Environmental
Medicine.

Mr. Marcantel is a Vice President of the Louisiana
Partnership for Technology and Innovation ("LAPTI") and has held that position since 1988. Prior to joining
LAPTI he held various management positions from 1977 to 1988 with Gulf South Research Institute where he was responsible for contract administration and intellectual property (patents) management. He holds a B.S. degree in Business Administration from Louisiana State University.

LAPTI, a private, non-profit successor to Gulf South
Research Institute supported by both State and private funding, assists in the formation and/or development of new technology based industries within the State of Louisiana. LAPTI makes small seed capital investments in and/or contributes expertise in strategic and financial planning and management assistance to its "portfolio" companies. As an officer and senior staff member of LAPTI, Mr. Marcantel presently serves on the Board of Directors of several high technology companies based in Louisiana. In behalf of LAPTI, which holds a minority equity interest (approx. 1%) in Registrant, he spends approximately 20% of his time on his activities as an Officer and Director of Helix BioMedix, Inc. Mr.
Marcantel is a member of the Technology Transfer Society, Licensing Executives Society, and the National Contract
Management Association.

Dr. Owen holds a B.S. degree in Pre-Medicine and M.S.
degree in Chemistry. He obtained his Ph.D. in Chemistry from the University of Houston. He has served on the faculties and staff of the University of Southern
Mississippi, the University of Utah, and Tulane
University. Dr. Owen has numerous publications and extensive academic and industry research experience in several fields including polymer chemistry, biomaterials science, biomedical engineering, cosmetic and pharmaceutical formularies, and computer-aided rational design of bioactive peptides and proteins.

After serving six years as a Senior Scientist with Gulf
South Research Institute, in 1987 Dr. Owen founded
Biosouth Research Laboratories, Inc. ("BRL") in New
Orleans as a private, contract research laboratory specializing in development of pharmaceutical and cosmetic formularies. He is also founder and President of Biosyn, Inc., a manufacturer of specialty products for the cosmetic and pharmaceutical industries. He is President of Vital Assist, Inc., another high technology company doing pioneering research on development of medical device organ perfusion systems for use in organ transplant centers and in the transport and preservation of donated human organs. Both of these latter two companies are "spin-outs" from technologies developed by Dr. Owen in his research company, BRL. In 1992 a third
"spin-out" (Therapeutic Peptides, Inc. ("TPI") was formed by BRL and Dr. Owen to focus on research in peptide chemistry and to collaborate with Helix BioMedix, Inc. in the synthesis and testing of the proprietary Cytoporin
(lytic peptide) compounds of BioMedix.

At the present time Registrant and TPI are working jointly to commercialize the Cytoporins under the terms of the Cooperative Endeavor Agreement adopted by them in November 1995. Dr. Owen is President and Scientific
Director of TPI.  In December 1993 he joined Helix
BioMedix, Inc. as a Director and Vice President and Chief
Scientist. Dr. Owen is presently an Adjunct Professor of
Materials Science and Bioengineering at the University of New Orleans. He is a member of the American Chemical
Society, Society of Biomaterials, and the International
Society of Artificial Organs. In 1993 he received recognition from the Louisiana Partnership for Technology and Innovation as the State's top "Innovator of the Year".

All Directors of the Registrant will hold office until the next annual meeting of the shareholders and hold office until their successors have been elected and qualified.

The Officers of the Registrant are elected by the Board of Directors at the first meeting after each annual meeting of the Registrant's shareholders and hold office until their death or until they shall resign or have been removed from office.

The date of the next annual meeting of the Registrant will be determined by the Registrant's Board of Directors in accordance with Colorado law.

(b)  Compliance With Section 16(a) of The Exchange Act

No persons or entities holding Registrant's securities or serving as Officers or Directors of Registrant are subject to the reporting requirements of Section 16(a) of The Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

Since 1991 the only officer who has received compensation for his services is the President and CEO, Keith P.
Lanneau. From December 1, 1991 to December 31, 1994 he was compensated by an accrual of $5,000 per month. In lieu of cash payment for services, which has not been feasible for the Company, Mr. Lanneau accepted convertible promissory notes of the Company, payble on demand, with 8% interest compounded quarterly. Said notes, in the aggregate amount of $192,943, were converted on April 1, 1995 into 80,000 shares of common stock of the Company at a price of $2.42 per share.

Commencing January 1, 1995 to the present Helix
International Corporation and Arrowhead Technology
Associates, Inc., both affiliates of Registrant, have provided full time management consulting services to the Company for a fee of $5000 per month through June 30, 1995 and for $6000 per month thereafter. These fees include Mr. Lanneau's services as President and CEO of the Company.

Since inception of the Company no persons have received any monetary compensation for their services as Members of the Board of Directors. On November 28, 1995, in consideration of their past services as Directors of the Company the following persons were granted stock options to purchase common stock at a price of $1.00 per share, the number of shares being shown beside each name:

Director                                Number of Shares

Thomas L. Frazer	                         5,000
Dr. Robert J. Love                         5,000
Michael K. Marcantel                      10,000
Dr. Donald R. Owen                        10,000
Keith P. Lanneau                          15,000



The above cited options are all exercisable upon issuance and expire at various dates through 1998.


SUMMARY ANNUAL COMPENSATION TABLE

Name and       Year   Salary   Bonus   Other Compensation
Position
__________     ____   ______   _____    ________________
Keith P.
    Lanneau    1991  $ 5,000    None           None
Director 12/91
 to 6/92,
President
and CEO and    1992  $60,000    None           None
Director from
7/92 to
Present        1993  $60,000    None           None

               1994  $60,000    None           None

               1995        -    None         Options

               1996        -    None           None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(a)  Present Ownership

The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial and/or record owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Officers and Directors of the Registrant as a group:

NAME AND ADDRESS      NUMBER OF SHARES          PERCENT
----------------      ----------------          -------

Helix International
Corporation                540,000  (1)           42.4%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

Joy G. Lanneau              91,000  (2)            7.1%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

Keith P. Lanneau           631,000  (3)           49.6%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

Thomas L. Frazer           131,776  (4)           10.3%
7520 Perkins Rd. Suite 280
Baton Rouge, LA 70808

Robert J. Love                 -0-  (5)            0.0%
3483 W. 18th Ave.
Vancouver, B.C.
Canada V6S 1A8

Michael K. Marcantel           -0-  (6)            0.0%
8748 Quarters Lake Road
Baton Rouge, LA 70809

Donald R. Owen              10,000  (7)            0.7%
5701 Crawford St., Suite 1
Harahan, LA 70123

                           -------               ------
All Officers and
Directors                  772,776                60.8%
As a Group (5 persons)
                           -------               ------

University Research &       72,075                 5.6%
  Marketing, Inc.
LSU Business & Tech Center
South Stadium Drive
Baton Rouge, LA 70803      =========             ======

TOTAL SHARES OUTSTANDING   1,270,620             100.0%
                           =========             ======

(b)  Ownership Assuming Conversion of All Promissory
Notes and Exercise of Options

NAME AND ADDRESS    NUMBER OF SHARES            PERCENT
----------------    ----------------            -------

Helix International
Corporation                  820,907  (1)         45.9%

Joy G. Lanneau               279,993  (2)         15.6%

Keith P. Lanneau           1,115,900  (3)         62.4%

Thomas L. Frazer             136,776  (4)          7.6%

Robert J. Love                 5,000  (5)          0.2%

Michael K. Marcantel          10,000  (6)          0.5%

Donald R. Owen                20,000  (7)          1.1%
                           ---------             -----
All Officers and Directors 1,287,676              72.1%
As a Group (5 persons)
                           =========             ======
TOTAL SHARES OUTSTANDING   1,785,520             100.0%
                           =========             ======

(c)  Notes to Tables (a) and (b) Above

(1)  The controlling shareholder, Helix International
Corporation, held, as of December 31, 1996, a promissory note of Registrant convertible into 280,907 shares of Registrant's common stock.

(2) Mrs. Lanneau is beneficial owner of 91,000 shares of stock and of notes convertible into 188,993 shares of stock, either held personally or beneficially as sole shareholder of Arrowhead Technology Associates, Inc..

(3)  Mr. Lanneau is beneficial owner as Chief Executive
Officer of Helix International Corporation, and as spouse of Mrs. Lanneau, of 631,000 shares of stock. As a Director he also holds an option to purchase 15,000 shares. He is beneficial owner of the stock conversion rights held by Helix International and by Mrs. Lanneau.

(4) Mr. Frazer is the holder of record of 131,776 shares of stock and an option, as a Director, to purchase an additional 5,000 shares.

(5)  Dr. Love holds, as a Director, an option to acquire
5,000 shares of stock.

(6) Mr. Marcantel holds, as a Director, an option to purchase from the Company 10,000 shares of stock.

(7) As controlling shareholder of TPI, Dr. Owen is the beneficial owner of 10,000 shares of the Company's stock.
He also owns, as a Director, an option to purchase an additional 10,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  With Helix International Corporation

From March 1989 to March 1990, the Company contracted with Helix International Corporation ("Helix"), a principal shareholder, to conduct research on lytic peptides and the Company's proprietary Cytoporin compounds on a contract basis for the account of the Company. The Company incurred a total of $655,321 in such research costs paid or payable to Helix during this period. These costs included payments by Helix to Louisiana State University ("LSU") for contract research support and to patent attorneys for development of a patent position on the Company's proprietary technology.
At December 31, 1996, the Company's promissory note for
$690,944 was outstanding to Helix to recognize the balance due to Helix on unpaid research costs, accrued interest, consulting fees, and patent pass through costs.
In addition, $50,000 in debt payable to Helix had been converted in September 1993 into common stock equity of the Company on the basis of $2.50 per share.

Commencing January 1, 1995 the Company began to accrue for Helix International a management consulting fee of $5000 per month, which fee was increased to $6000 per month effective July 1, 1995. This fee arrangement includes the services of Mr. Lanneau as President and CEO of the Company, and Mr. Lanneau has not otherwise been compensated by the Company since 1994 for his services as an officer. This consulting fee arrangement with Helix
International was terminated June 30, 1996 and was transferred to Arrowhead Technology Associates, Inc.

(b) With Arrowhead Technology Associates, Inc.

Arrowhead Technology Associates, Inc. is a business consulting company affiliated with Mr. Lanneau. On July
1, 1996 the Company began to accrue for Arrowhead a consulting fee of $6000 per month, which fee continues to the present and includes the services of Mr. Lanneau as President and CEO of the Company. Mr. Lanneau receives no other compensation for his services as an officer of Registrant. Office rent and general office expenses of the Company are paid by Arrowhead and the Company either reimburses Arrowhead or accrues these expenses to the Company's promissory note payable to Arrowhead. This is more fully discussed in Item 12. (d) below.

(c)  With University Research & Marketing, Inc.

In March 1990, when Helix became unable to continue funding of the Company's research and other business activities, the Company entered into an agreement with another shareholder, University Research & Marketing,
Inc. (URM), as part of a restructuring of debt, to continue the Company's research and development for a flat fee of $20,000 per month plus patent and other out of pocket costs. Under this agreement, which terminated the Company's earlier agreement with Helix, URM provided administrative services and sponsored research on behalf of the Company totalling $360,000 for the period from March 1990 until August 1991. The $360,000 in debt incurred under this agreement was converted into common stock equity of the Company by the shareholder in September, 1993. The conversion was on the basis of $2.50 per share of stock. At March 31, 1995, the Company remained obligated to URM for out of pocket costs, patent costs, and interest in the form of a promissory note in the amount of $104,331. On April 1, 1995 this note was also converted into common stock at $2.50 per share.

As part of the LSU Settlement Agreement (described in
Note 1 to the Financial Statements, page F-10), the
Company entered into a sublicense agreement with URM, a shareholder, for the development and marketing of a portion of the Company's proprietary technology, specifically the use of the technology in food preservation and purification of drinking water.

(d)  With Keith P. Lanneau

The Company maintains it corporate offices in the offices of its President, Keith P. Lanneau. From Inception to
December 31, 1996, the Company has incurred $128,255 in rental and general office expense reimbursements which have been paid or are payable to Arrowhead Technology
Associates, Inc., another company affiliated with Mr.
Lanneau. In September, 1993 $50,000 of the debt incurred with the affiliated company was converted into common stock equity of the Company. The conversion was on the basis of $2.50 per share of stock. At December 31, 1996, the balance of the unpaid debt to the affiliated company, Arrowhead Technology Associates, Inc., was evidenced by the Company's promissory note in the amount of $87,871.
This balance includes unpaid accruals for rent, general office expenses, the consulting fee described in Item 12.
(b) above, and accrued interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.        Description and Location
-----------        ------------------------

3-a             Articles of Incorporation and ByLaws
                Incorporated by reference to Exhibit No.
                3 to the Registrant's Registration
                Statement (No.33-20897-D) dated July
                1, 1988.

3-b             Amendments to Articles of Incorporation
                Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC
                (File No. 33-20897-D) on September 30,
                1994.

3-c             Amendments to By Laws
                Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC (File No. 33-20897-D) on
                September 30, 1994.

13-a            Registrant's Form 10-Q For the Quarter
                Ended September 30, 1989
                Incorporated by reference to Form 10-Q
                filed by Registrant with the SEC
                (File No. 33-20897-D) on November l5,
                1989.

13-b            Registrant's Form 10-KSB for the Five
                Years Ended December 31, 1993
                Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC (File No. 33-20897-D) on
                September 30, 1994.

13-c            Registrant's Form 10-QSB For the Quarter
                Ended March 31, 1994 Incorporated by
                reference to Form 10-QSB (First Quarter,
                1994) filed by Registrant with the SEC
                (File No. 33-20897-D) on September 30,
                1994.

13-d            Registrant's Form 10-QSB For the Quarter
                Ended June 30, 1994 Incorporated by
                reference to Form 10-QSB (Second Quarter,
                1994) filed by Registrant with the SEC
                (File No. 33-20897-D) on September 30,
                1994.

13-e            Registrant's Form 10-QSB For the Quarter
                Ended September 30, 1994 Incorporated by reference to Form 10-QSB (Third Quarter,
                1994) filed by Registrant with the SEC
                (File No. 33-20897-D) on November 12,
                1994.

13-f            Registrant's Form 10-KSB for the Year
                Ended December 31, 1994 Incorporated by
                reference to Form 10-KSB for 1994 filed
                by Registrant with the SEC (File No. 33-
                20897-D) on April 12, 1995.

13-g            Registrant's Form 10-QSB for the Quarter
                Ended March 31, 1995 Incorporated by
                reference to Form 10-QSB (First Quarter,
                1995) filed by Registrant with the SEC
                (File No. 33-20897-D) on May 12, 1995.

13-h            Registrant's Form 10-QSB for the Quarter
                Ended June 30, 1995 Incorporated by
                reference to Form 10-QSB (Second Quarter,
                1995) filed by Registrant with the SEC
                (File No. 33-20897-D) on August 12, 1995.

13-I            Registrant's Form 10-QSB for the Quarter
                Ended September 30, 1995 Incorporated by reference to Form 10-QSB (Third Quarter,
                1995) filed by Registrant with the SEC
                (File No. 33-20897-D) on November 13,
                1995.

13-j            Registrant's Form 10-KSB for the Year
                Ended December 31, 1995 Incorporated by
                Reference to Form 10-KSB for 1995 filed
                by Registrant with the SEC (File No. 33-
                20897-D) on April 12, 1996.

13-k            Registrant's Form 10-QSB for the Quarter
                Ended March 31, 1996 Incorporated by
                reference to Form 10-QSB (First Quarter,
                1996) filed by Registrant with the SEC
                (File No. 33-20897-D) on May 16, 1996.

13-l            Registrant's Form 10-QSB for the Quarter
                Ended June 30, 1996 Incorporated by
                reference to Form 10-QSB (Second Quarter,
                1996) filed by Registrant with the SEC
                (File No. 33-20897-D) on August 12, 1996.

13-m            Registrant's Form 10-QSB for the Quarter
                Ended September 30, 1996 Incorporated by reference to Form 10-QSB (Third Quarter,
                1996)filed by Registrant with the SEC
                (File No. 33-20897-D) on November 8,
                1996.

22              Notice of 1993 Annual Shareholders'
                Meeting and Request to Exchange Stock
                Certificates Pursuant to 500:1 Reverse
                Stock Split Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC (File No. 33-20897-D) on
                September 30, 1994.


(b) Reports on Form 8-K

No reports on Form 8k were filed during any quarter of the fiscal year ending December 31, 1996.

SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  HELIX BIOMEDIX, INC.


By:/s/ Keith P. Lanneau
   ____________________________      Date:  April 9, 1997
   Keith P. Lanneau, President

Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Keith P. Lanneau
   ______________________________    Date:  April 9, 1997
   Keith P. Lanneau, President, Principal
    Financial Officer, and Director

By:/s/ Michael K. Marcantel
   ______________________________    Date:  April 9, 1997
   Michael K. Marcantel, Vice President,
    Secretary-Treasurer, and Director

By:/s/ Donald R. Owen
   ______________________________    Date:  April 9, 1997
   Donald R. Owen, Vice President, Chief
    Scientist, and Director

HELIX BIOMEDIX, INC.
Financial Statements
December 31, 1995

CONTENTS



                                                Page

REPORT OF CERTIFIED PUBLIC ACCOUNTANT           F-1

BALANCE SHEET                                   F-2

STATEMENTS OF OPERATIONS                        F-3

STATEMENT OF STOCKHOLDERS' DEFICIT        F-4 to F-6

STATEMENTS OF CASH FLOWS                  F-7 to F-8

NOTES TO FINANCIAL STATEMENTS             F-9 to F-13

REPORT OF CERTIFIED PUBLIC ACCOUNTANT




The Board of Directors
Helix Biomedix, Inc.
Baton Rouge, Louisiana


We have audited the accompanying balance sheet of Helix
Biomedix, Inc. as of December 31, 1996, and the related statements of operations, cash flows, and changes in stockholders' deficit for each of the two years then ended and for the period from inception (November 7, 1988) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix Biomedix, Inc. as of December
31, 1996, and the results of its operations, cash flows, and changes in its stockholders' deficit for each of the two years ended December 31, 1996, and for the period from inception (November 7, 1988) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.
The company, which is in the development stage, has incurred substantial losses since its inception, and has minimal current assets with which to repay obligations as they come due. Management plans to raise money in equity markets to finance further patent prosecution and ongoing research and development activities. However, there is no assurance that management will be successful in obtaining additional financing. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments which may be necessary if the Company is unable to continue in existence.


Aurora, Colorado
April 2, 1997


COMISKEY & COMPANY
PROFESSIONAL CORPORATION

        HELIX BIOMEDIX INC.
           BALANCE SHEET
         DECEMBER 31, 1996

CURRENT ASSETS
  Cash                                     $      1,369
  Note Receivable - TPI                          25,000
                                              ---------
    Total current assets                         26,369

OTHER ASSETS
  Antimicrobial technology (net)                143,748
  Patents pending and approved (net)            318,785
  Due from affiliated company                     1,839
                                              ---------
    Total other assets                          464,372
                                              ---------
  Total assets                             $    490,741
                                              =========

CURRENT LIABILITIES
  Accounts payable - trade                 $      6,794
  Notes payable                                  40,000
  Notes payable on demand - related parties     193,522
  Accrued interest payable                        8,497
                                              ---------
    Total current liabilities                   248,813

LONG TERM LIABILITIES
  Notes payable to shareholders                 690,944
                                              ---------
                                                690,944

  Total liabilities                             939,757

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000
    shares authorized, 1,270,620
    shares issued and outstanding             2,001,580
  Preferred stock, no par value, 400,000
    shares authorized, no shares issued or
    outstanding                                       -
  Additional paid in capital                    137,400
  Deficit accumulated during the
    development stage                        (2,587,996)
                                              ---------
  Total stockholders' deficit                  (449,016)
                                              ---------
  Total liabilities and stockholders'
    deficit                                $    490,741
                                              =========

The accompanying notes are an integral part of the financial statements

HELIX BIOMEDIX INC.
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988)
TO DECEMBER 31, 1996

                                       INCEPTION
                                       TO DEC. 31,       DECEMBER 31,
                                       1996            1996         1995
                                       -----------    -------      --------

REVENUE                                $    10,838  $     7,838  $       -

OPERATING EXPENSES
 Research & Development                  1,361,819      133,500          -
 Amortization                               92,172       17,492     13,828
 Accounting & Legal                        104,096        4,284     22,552
 Advertising                                13,488            -        736
 Compensation costs                        137,400            -    137,400
 Consulting fees                           449,708       85,437     66,000
 Office expense                            128,255       26,414     26,263
 Other general & administrative costs       10,447          685      1,182
                                       -----------    ---------    --------
TOTAL OPERATING EXPENSES                 2,297,385      267,812    267,961
                                       -----------    ---------    --------
NET LOSS FROM OPERATIONS                (2,286,547)    (259,974)  (267,961)

OTHER (INCOME) EXPENSE
 Gain on settlement of lawsuit             (48,574)     (48,574)         -
 Interest expense                          350,023       70,152     55,547
                                       -----------    ---------    --------
                                           301,449       21,578     55,547
                                       -----------    ---------    --------
NET LOSS                                (2,587,996)    (281,552)  (323,508)
                                       ===========    =========    =======


NET LOSS PER SHARE                     $     (2.90)   $   (0.24)   $ (0.32)
                                       ===========    =========    =======
WEIGHTED AVERAGE SHARES OUTSTANDING        893,508    1,159,644   1,000,698
                                       ===========    =========   ========



The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO
DECEMBER 31, 1996


                                            ADDITIONAL
                        COMMON STOCK        PAID IN    ACCUMULATED  STOCKHOLDERS'
                        # SHARES  AMOUNT    CAPITAL    DEFICIT      DEFICIT
                        --------- --------- ---------- -----------  -------------
Initial capitalization  1,000,000 $  66,486                            $   66,486
November 7, 1988

Restated for recapitalization
of the private company   (370,000)                                              -

Net loss for the period
ended Dec 31, 1988                                       (217,271)      (217,271)
                        ---------  -------  ---------- -----------  -------------
Balance,
December 31, 1988         630,000   66,486                (217,271)      (150,785)

Reverse acquisition of
Helix BioMedix, Inc. by
Cartel Acquisitions, Inc.
March 20, 1989            151,262  855,292                                855,292

Net loss for the year
ended Dec 31, 1989                                        (705,641)      (705,641)
                        ---------  -------  ---------- -----------  -------------
Balance,
December 31, 1989         781,262  921,778                (922,912)        (1,134)

Net loss for the year
ended Dec 31, 1990                                        (267,541)      (267,541)
                        ---------  -------  ---------- -----------  -------------
Balance
December 31, 1990         781,262  921,778              (1,190,453)      (268,675)

Net loss for the year
ended Dec 31, 1991                                        (206,878)      (206,878)
                        ---------  -------  ---------- -----------  -------------
Balance
December 31, 1991         781,262  921,778              (1,397,331)      (475,553)

Issuance of stock for
services rendered,
Dec. 1992, $2.50/share      5,600   14,000                                 14,000

Net loss for the year
ended Dec 31, 1992                                        (191,053)      (191,053)
                        ---------  -------  ---------- -----------  -------------
Balance
December 31, 1992         786,862  935,778              (1,588,384)      (652,606)


The accompanying notes are an integral part of the financial statements.



HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1995 continued


                                            ADDITIONAL
                        COMMON STOCK        PAID IN    ACCUMULATED  STOCKHOLDERS'
                        # SHARES  AMOUNT    CAPITAL    DEFICIT      DEFICIT
                        --------- --------- ---------- -----------  -------------

Issuance of stock for
services rendered,
May, 1993 $5.00/share       8,000    40,000                                40,000

Issuance of stock in
partial settlement of
account payable,
May, 1993, $5.00/share      4,000    20,000                                20,000

Issuance of stock for
debt conversion, September
1993, $2.50 per share     184,000   460,000                               460,000

Issuance of stock for
current and prior services
rendered, December 1993,
$2.50 per share             9,490    23,724                                23,724

Fractional shares issued
in connection with 1 for
500 reverse stock split        29                                               -

Net loss for the year
ended Dec 31, 1993                                        (222,049)      (222,049)
                        --------- --------- ---------- -----------  -------------
Balance
December 31, 1993         992,381 1,479,502             (1,810,433)      (330,931)

Issuance of stock
for cash, March and
December 1994,
$2.50 per share            16,000    40,000                                40,000

Net loss for the year
ended Dec 31, 1994                                        (172,503)      (172,503)
                        --------- --------- ---------- -----------  -------------
Balance,
December 31, 1994       1,008,381 1,519,502             (1,982,936)      (463,434)

Issuance of stock
for debt conversion,
April 1995, $2.50/share    41,732   104,331                               104,331


The accompanying notes are an integral part of the financial statements.
     F-5


HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1995 continued


                                            ADDITIONAL
                        COMMON STOCK        PAID IN    ACCUMULATED  STOCKHOLDERS'
                        # SHARES  AMOUNT    CAPITAL    DEFICIT      DEFICIT
                        --------- --------- ---------- -----------  -------------
Issuance of stock for
debt conversion,
April 1995, $2.41/share    80,000   192,943                               192,943

Issuance of stock for
cash, April 19, 1995,
$2.50 per share             4,800    12,000                                12,000

Issuance of stock for
debt conversion,
September 1995,
$2.50 per share            14,731    36,828                                36,828

Issuance of stock
consideration in
cooperative endeavor
agreement Nov. 10, 1995    10,000    25,000                                25,000

Issuance of stock options                      137,400                    137,400

Net loss for the year
ended Dec 31, 1995                                        (323,508)      (323,508)
                        --------- --------- ---------- -----------  -------------
Balance
December 31, 1995       1,159,644 1,890,604    137,400  (2,306,444)      (278,440)

Issuance of stock
for conversion of debt
and accounts payable
for consulting fees,
December 1996.
$1.00 per share           110,976   110,976                               110,976

Net loss for the year
ended Dec 31, 1996                                        (281,552)      (281,552)
                        --------- --------- ---------- -----------  -------------
Balance
December 31, 1996       1,270,620 2,001,580    137,400  (2,587,996)      (449,016)
                        ========= ========= ========== ===========  =============

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1996

                                          INCEPTION
                                          TO DEC. 31,     DECEMBER 31,
                                          1996          1996        1995
                                          -----------  ----------  ----------

CASH FLOWS FROM OPERATIONS
Net Loss                                $  (2,587,996) $ (281,552) $ (323,508)
Adjustments to reconcile net loss
 with net cash flows from operations
  Stock for services                          135,161      37,437           -
  Accrued interest receivable                  (1,839)     (1,839)          -
  Amortization                                 92,353      17,492      13,828
  Compensation Cost                           137,400           -     137,400
  Consultation Fees                           151,437      85,437      66,000
  Research & Development                       24,000      24,000           -
  Increase(decrease) in accounts
   payable                                      6,794     (31,581)    (18,451)
  Increase (decrease) in accounts
   payable - related party                  1,034,880           -      70,569
  Increase (decrease) in accrued
   interest payable                             8,497       3,582        (856)
                                          -----------  ----------  ----------
NET CASH USED IN OPERATIONS                  (999,313)   (147,024)    (55,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Patents                                      (191,695)    (13,689)          -
                                          -----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES        (191,695)   (13,689)           -

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in Cartel
 reverse acquisition                          634,497           -           -
Due from Affiliate                                  -      30,124           -
Notes Receivable                              (25,000)          -     (25,000)
Notes payable                                  47,394      (4,131)     35,742
Related party notes payable (net)             409,947      59,323      20,500
Issuance of stock for cash                     52,000           -      12,000
Issuance of stock for debt                     73,539      73,539           -
                                          -----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES   1,192,377     158,855      43,242
                                          -----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH                 1,369      (1,858)    (11,776)

CASH, BEGINNING, OF PERIOD                          -       3,227      15,003
                                          -----------  ----------  ----------
CASH, END OF PERIOD                     $       1,369  $    1,369  $    3,227
                                          ===========  ==========  ==========


The accompanying notes are an integral part of the financial statements



HELIX BIOMEDIX, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 199 continued



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
AND OTHER CASH INFORMATION



                                          INCEPTION
                                          TO DEC. 31,     DECEMBER 31,
                                          1996          1996        1995
                                          -----------  ----------  ---------

Stock issued to acquire patents      $      66,486  $         -  $         -
Debt issued to acquire technology          200,000            -            -
Bridge loans outstanding at acquisition    200,000            -            -
Patent costs included in accts payable      74,120        1,784       25,874
Accounts payable converted to notes        687,264       37,437            -
Accrued interest rolled into note          271,169       69,501       56,410
Notes converted to equity                  867,023       72,921      334,102

Cash paid for interest and taxes               651          651            -

The accompanying notes are an integral part of the financial statements

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1996


1.Summary of Significant Accounting Policies
Description of entity
Helix BioMedix, Inc., formerly Cartel Acquisitions, Inc. ("the Company") was formed laws of the state of Colorado on February 2, 1988 to create a corporate vehicle acquire a business opportunity. On March 20, 1989, the Company acquired 100% of outstanding shares of Helix BioMedix, Inc., a Louisiana corporation, ("BioMedix Louisiana") in exchange for 630,000 shares of the Company's common stock. The C acquired its shares from Helix International Corporation. BioMedix of Louisiana incorporated on November 7, 1988 as a separate corporate entity from Helix Inter Inc., to develop therapeutic biopharmaceuticals for animal and human health care accompanying financial statements present the financial position and results of BioMedix of Louisiana since inception.

Unless otherwise noted, all references herein to ("the Company") refer to Helix Inc., the Colorado corporation, and its wholly owned subsidiary, Helix BioMedix, Louisiana.

Development stage activities
The Company has been involved in the business of conducting research both intern in conjunction with a research and development arrangement with a Louisiana State University (LSU), in the field of biotechnology. The Company applies genetic engineering techniques to the development of potential commercial products primarily in the human therapeutics and agribusiness.

In conjunction with the incorporation of BioMedix of Louisiana, Helix transferred an Assignment of Interest in Technology, all of Helix's right, title and interest technology and potential patent rights relating to the use of lytic peptides in human health care. Furthermore, Helix granted to BioMedix of Louisiana all of Helix's rights and obligations associated with the Helix/LSU Antimicrobial Project relating to peptides in animal and human health care. In exchange for the transfer of technology, BioMedix of Louisiana issued 100% of its stock to Helix and signed a $200,000 promissory note to Helix.

Concurrently with the aforementioned events, the Company entered into an agreement Helix International with provided that the scientific employees of Helix continue lytic peptide research on a contract basis for the account of the Company. Under of the Agreement, Helix provided research associates, laboratory and office facilities and all administrative services to the Company on a cost plus 15% basis until an aggregate of $500,000 in expenditures had been reached. This arrangement continued through February 1990.

In March 1990, the Company' in-house research and development activities were curtailed pending additional financing. Concurrently, the Company underwent a de-facto change in control wherein Helix International sold the majority of its controlling stock interest in the Company to University Research Marketing, Inc. ("URM"). Concurrently with this action, the Company entered into an agreement with URM to provide administrative services and to continue its research and development for a flat fee of $20,000 per month plus patent and other out of pocket costs. URM performed such services and funded research at LSU on behalf of the Company from March 1990 until August 1991.

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1996 continued

In July 1992, de-facto control of the Company was returned to Helix International, and the Company, with the assistance of both URM and Helix International, began a series of negotiations with LSU which culminated in the February 1993 Agreement of Settlement Compromise and Release. This settlement agreement essentially released LSU, the Company, Helix International, URM, and Helix Phytonetix, a related company, from defaults under their original respective agreements. The settlement renewed the Company's exclusive license in five lytic peptide patents currently under development. Excluding research and development costs expensed to operations as incurred, the Company's investment in these patents was $318,785, net of amortization, at December 31, 1996 as part of the settlement, the Company executed a sublicense agreement with URM for the development and marketing of a portion of the patented technology.

In 1993, the Company entered into an agreement with the Louisiana Partnership for Technology and Innovation to obtain assistance in the implementation of a financial and managerial restructuring plan for the Company, and in the development and implementation of licensing programs for the technology. In consideration for these services, the Company issued 8,000 shares of its common stock to the Partnership in May 1993.

In late 1993, the Company entered into negotiations with Therapeutic Peptides, Inc. (TPI), the objective of which is to bring about a merger of TPI into Helix BioMedix, Inc., contingent upon the successful completion of the Company's financing plan. Since 1993 and through the present, TPI has continued to conduct lytic peptide research on behalf of the Company.

In November 1995, the Company, in lieu of a proposed merger with TPI, entered into a cooperative endeavor agreement with Therapeutic Peptides, Inc. Upon consummation of the agreement, Therapeutic Peptides, Inc. received 10,000 shares of stock in Helix BioMedix, Inc., and shall henceforth share in the royalties received by Helix BioMedix, Inc. with respect to the derivative peptides. The Company continues to fund research on its peptides at the laboratories of TPI.

During 1996, the Company settled a pending lawsuit, more fully described in
Note 6.

Due to the fact that the Company's research and development activities have begun but there has been no significant revenue therefrom, the Company is in the development stage as defined in Statement of Financial Accounting Standards
 #7.

The following are the Company's significant accounting policies:

Basis of Presentation
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company, which is in the development stage, has incurred substantial losses since its inception, and has no current assets with which to repay obligations as the come due. Management plans to raise money in equity markets to finance further patent prosecution and ongoing research and development activities. However, there is no assurance that management will be successful in obtaining additional financing. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments which may be necessary if the Company is unable to continue.

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1996 continued

Intangibles
Patent costs, consisting primarily of legal and filing fees, are capitalized. Amortization is taken on the straight line method over the life of each patent commencing upon the issuance of the patent(s), not to exceed 17 or 20 years, depending on the date the patent was issued, or the date the application was filed. Antimicrobial technology which was purchased in conjunction with the patents, has been capitalized at the basis of the debt issued for it. This technology is being amortized ratably over twenty years. Organization costs were amortized ratably over 60 months.

Research and Development
Research and development costs are expensed as incurred.

Statement of cash flows
For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per share
Loss per share has been computed using the weighted average number of shares outstanding during the period. Filly diluted earnings per share have not been presented as their effect is estimated to be antidilutive.

Income taxes
For all periods presented, the Company has computed its income tax benefit under FASB 109 - Accounting for Income Taxes. Because of the company's creation of a valuation allowance for the tax benefit of net operating loss carryforwards and R & D credit carryforwards, there is no material difference in the financial statements between income tax calculated under FASB 109 and income tax calculated under APB 11.

Reverse stock split
On December 29, 1993 the company underwent a 1 for 500 reverse stock split. All share and per share amounts have been retroactively restated to reflect the split.

2.Notes Payable
The Company is obligated under the following notes at December 31, 1996


8% convertible demand note
payable to shareholder, principal
and interest originally payable in
March 1990, extended until August
1991, now due September 1998.       $  690,944

8% convertible demand note,
interest due quarterly.                  4,529

8% convertible promissory note,
principal and interest due June 1996.    4,000

12% promissory note, principal and
interest due November 1989               2,000

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1996 continued


Two 8% convertible demand
notes payable to shareholder, due
on demand.                             188,993

Three 12% promissory notes due
December 1997, each note
convertible into 400 shares of
common stock at the option of the
holder.                                  9,000

10.25% promissory note, principal
and interest due May 1996               25,000
                                       -------

Total notes outstanding                924,466
Less amount classified as current      233,522
                                       -------
                                    $  690,944
                                       =======

The shareholder note for $690,944 is secured by a first security interest in technology and intellectual property rights of the Company. Interest is payable quarterly in cash or common shares of the Company at the rate of $2.50 per share, or may be converted to principal. Form of payment of quarterly interest is at the discretion of the note holder. The note plus arrcued interest is convertible in whole or in part at any time prior to maturity into shares of the Company's common stock. Stock conversion Stock conversion will be made at $2.50 per share.

The shareholder notes for $188,993 are secured by a first security interest in technology and intellectual property rights of the Company. Interest is payable quarterly in cash or common shares of the Company at the rate of $1.00 per share, or may be converted to principal. Form of payment of quarterly interest is at the discretion of the note holder. The note plus accrued interest is convertible in whole or in part at any time prior to maturity into shares of the Company's common stock at $1.00 per share.

The 8% note for $4,000 is convertible into shares of the Company's common stock at $2.50 per share.

Debt maturities over the next five years are as follows: due in 1997, $233,522; due in 1998, $690,944; and, due thereafter $0.

3.Stockholders' Equity
The Company has 1,270,620 outstanding common shares and no outstanding preferred shares. The Company is authorized to issue 2,000,000 common and 400,000 preferred shares. The Company's president, Keith P. Lanneau, holds a total of 631,000 shares beneficially as shareholder in Helix International, which holds 540,000 of the Company's shares, and as beneficial owner of Arrowhead Technology Associates, which holds 11,000 of the Company's shares and an additional 80,000 shares from the conversion of debt owed.

On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1996 continued

At December 31, 1996, the Company had outstanding stock options to purchase 45,600 shares of the Company's common stock, 600 of which state an exercise price of $0.50 per share and the remaining 45,000 at a price of $1.00 per share. The options became exercisable upon issuance and expire at various dates through 1998. During 1996, 45,800 stock options were canceled upon the conversion of debt to equity.

4.Income Taxes
At December 31, 1996 the Company has approximately $2,588,000 in net operating loss carryforwards and approximately $91,404 in Research and Development tax credit carryforwards available to offset future taxable income and related income tax. The operating loss carryforwards expire between 2003 and 2011. The tax benefit of these carryforwards has been offset by a full allowance for realization.

5.Related Party Transactions
From March 1989 to March 1990, the Company contracted with Helix International, Inc., a principal shareholder, to conduct lytic peptide research on a contract basis for the account of the Company. The Company incurred a total of $655,321 in research costs paid or payable to Helix International during this period. At December 31, 1996. a promissory note for $690,944 was outstanding, consisting of unpaid research costs, accrued interest, consulting fees, and patent pass through costs. In addition, $50,000 in debt payable t Helix International had been converted to equity in 1992.

The Company maintains its corporate offices in the offices of its president. From inception to December 31, 1996, the Company has incurred $128,255 in rental and general office expense reimbursements which have been paid or are payable to an affiliated company.

The President of the Company is also a principal shareholder of Helix Phytonetix, Inc. ("Phytonetix"). Phytonetix is a party to the LSU settlement agreement described in Note 1. Due to the out of court settlement more fully described in Note 6, Phytonetix paid the $30,124 to the Company, which was outstanding at December 31, 1995.

As part of the LSU settlement described in Note 1, the Company entered into a sublicense agreement with URM, a shareholder, for the development and marketing of a portion of the patented technology, specifically the use of the technology in food preservation and purification of drinking water.

For the year ended December 31, 1996, $36,000 of consulting fees have accrued to each of Helix International, Inc., and Arrowhead
Technology Associates, Inc.

The note receivable from Therapeutic Peptides, Inc.(TPI), a shareholder of the Company, was due June 30, 1996. the Company plans to write off this receivable against invoices received from TPI for work to be performed in future periods on behalf of the Company in the area of research & development. For the year ended December 31, 1996 the Company paid $99,500 to TPI for these services.

6.Litigation settlement
In 1996, the Company agreed to an out of court settlement resulting from a suit filed by the Company and three other parties, including Helix International, Inc., University Research and Marketing, Inc. and Helix Phytonetix, against former patent attorneys for the failure to renew patents held by the plaintiffs. The settlement resulted in a gain for the Company of $48,574.