Form 10QSB
period 1997-03-31
HELIX BIOMEDIX INC
filed 1997-05-14
CIK 831749

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-20897-D


                               HELIX BIOMEDIX, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Colorado                                    84-1080717
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

2151 E. Lakeshore Drive, Baton Rouge, LA                           70808
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                                 (504)-387-1112
________________________________________________________________________________
                 (Registrant's telephone number, including area code)

                               Not Applicable
________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                        Shares  Outstanding
            Class of Securities                           at April 1, 1997
            ___________________                         ___________________

            Common Stock, no par value                       1,270,620

DOCUMENTS INCORPORATED BY REFERENCE: YES, SEE INDEX ON PAGE 3
                                    -------------------------
EXHIBITS: Indexed at page 3.
         -------------------
PAGES: This form 10-QSB consists of 4 pages, plus pages F-1 through F-5.

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Information

    Please see Pages F-1 through F-5.

    The following financial statements are filed as part of the Report:

         Accountants' Disclaimer of Opinion .......................F-1

         Balance Sheet ............................................F-2

         Statements of Loss and Accumulated Deficit ...............F-3

         Statements of Cash Flows .................................F-4

         Notes to Financial Statements ............................F-5

    These financial statements should be read in conjunction with the audited financial statements at December 31, 1996. Those statements are incorporated herein by reference as part of Exhibit 99-a.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

    This item is incorporated by reference to Item 6-Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. (Exhibit 99-a). That Report was dated April 9, 1997, and, except for the financial statements, the information therein is current and fully applicable to the report.

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

       None

ITEM 5.  OTHER INFORMATION

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.  Description and Location
-----------  ------------------------

99-a Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996
             Incorporated by reference to Form 10-KSB for 1996 filed by Registrant with the SEC (File No. 33-20897-D) on April 14, 1997.

(b) Reports on Form 8-K

    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX BIOMEDIX, INC.                                   DATE: May 14, 1997

By:/s/ Keith P. Lanneau
       ----------------
       Keith P. Lanneau, President, Principal Financial and Accounting Officer.

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                                 March 31, 1997
                                  (Unaudited)

CONTENTS

                                                               Page

          ACCOUNTANTS' REPORT                                   F-1

          BALANCE SHEET                                         F-2

          STATEMENTS OF LOSS AND ACCUMULATED DEFICIT            F-3

          STATEMENTS OF CASH FLOWS                              F-4

          NOTES TO FINANCIAL STATEMENTS                         F-5

The Board of Directors
Helix BioMedix, Inc.




The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of March 31, 1997 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.

Aurora, Colorado
May 13, 1997


                                                    COMISKEY & COMPANY
                                                    PROFESSIONAL CORPORATION

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 1997
                                  (unaudited)

        ASSETS

    CURRENT ASSETS
        Cash                                                  $      278
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                      25,278

    OTHER ASSETS
        Antimicrobial technology (net)                           140,935
        Patents pending and approved (net)                       319,031
        Accrued interest receivable                                2,276
                                                              ----------
        Total other assets                                       462,242
                                                              ----------
        TOTAL ASSETS                                          $  487,520
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $    7,138
        Notes payable                                             65,000
        Notes payable - related parties                          209,345
        Accrued interest payable                                   9,545
                                                              ----------
        Total current liabilities                                291,028

    LONG-TERM LIABILITIES
        Notes payable to shareholders                            704,763
                                                              ----------
        Total liabilities                                        995,791

    STOCKHOLDERS' DEFICIT
        Common stock, no par value, 2,000,000 shares
        authorized, 1,270,620 shares issued and outstanding    2,001,580
        Additional paid-in-capital                               137,400
        Deficit accumulated during the
        development stage                                     (2,647,251)
                                                              ----------
        Total stockholders' deficit                             (508,271)
                                                              ----------
        Total liabilities and stockholders' deficit           $  487,520
                                                              ==========
    The accompanying notes are an integral part of the financial statement
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        For the period from inception (November 7, 1988) to March 31, 1997
                                  (unaudited)

                          Inception to      For the quarter ended
                          March 31,                March 31,
                          1997                1997            1996
                          ------------      ------------------------
REVENUE                   $     21,276      $  10,438     $        -

EXPENSES
 Research &
  development                1,396,319         34,500         28,000
 Amortization                   96,545          4,373          4,373
 Accounting & legal            104,096              -            850
 Advertising                    13,488              -              -
 Compensation cost             137,400              -              -
 Consulting fees               455,708          6,000         12,000
 Office expense                134,141          5,886          5,080
 Other general &
  administrative costs          10,641            194            242
                          ------------      ---------     ----------

TOTAL OPERATING
     EXPENSES                2,348,338         50,953         50,545
                          ------------      ---------     ----------

NET LOSS FROM
     OPERATIONS             (2,327,062)       (40,515)       (50,545)

OTHER (INCOME) EXPENSE

Gain on settlement of lawsuit  (48,574)             -              -
Interest expense               368,763         18,740         16,122
                          ------------      ---------     ----------

NET LOSS                  $ (2,647,251)     $ (59,255)    $  (66,143)
                          ============      =========     ==========

NET LOSS PER SHARE              ($2.93)        ($0.05)        ($0.06)
                          ============      =========     ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         904,167      1,270,620      1,159,644
                          ============      =========     ==========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to March 31, 1997
                                  (unaudited)

                                       Inception to   For the three months end
                                       March 31,             March 31,
                                       1997              1997        1996
                                       ------------   -----------  ----------

NET CASH USED IN OPERATIONS            $ (1,012,598)  $   (13,285) $  (39,960)

CASH FLOWS FROM INVESTING ACTIVITIES

    Patents                                (193,501)       (1,806)          -
                                       ------------   -----------  ----------

NET CASH PROVIDED (USED) IN
    INVESTING ACTIVITIES                   (193,501)       (1,806)    (39,960)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for services           73,539            -            -
    Issuance of stock for cash               52,000            -            -
    Note receivable                         (25,000)           -            -
    Cash received in reverse acquisition    634,497            -            -
    Notes payable                            72,394       25,000            -
    Related party notes payable (net)       398,947      (11,000)      37,000
                                       ------------   -----------  ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                            1,206,377       14,000       37,000
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH                 278        (1,091)     (2,960)

CASH, BEGINNING OF PERIOD                         -         1,369       3,227
                                       ------------   -----------  ----------

CASH, END OF PERIOD                    $        278   $       278  $      267
                                       ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents              66,486             -           -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    75,926         1,806       4,988
Accounts payable converted to notes         710,217        22,953      18,000
Accrued interest rolled into note           288,858        17,689      13,815
Notes converted to equity                   867,023             -           -



    The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1997
                                  (unaudited)


1. Management's representation of interim financial information. The accompanying financial statements have been prepared by Helix BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1996.


2.   Notes Payable
     The long-term related party note to Helix International Corporation was extended in during the year ended December 31, 1996. The note is now due September 30, 1998. This note is convertible into shares at $2.50 per share. During the quarter ended March 31, 1997, a shareholder note payable in the amount of $25,000 was issued. This note is convertible into shares at $1.50 per share.