Form 10QSB
period 1997-06-30
HELIX BIOMEDIX INC
filed 1997-08-19
CIK 831749

FORM 10-Q SB


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                                        Shares  Outstanding
            Class of Securities                           at July 1, 1997
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

         Statements of Operations . ...............................F-3

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

During the first quarter of 1997 continuing disputes between the Registrant mid Louisiana State University ("LSU") resulted in each party placing the other in default of the agreements between the two. During the second quarter LSU formally terminated the Company's license of certain LSU patents relating, to the lytic peptide technology. This termination of license and resolution of the alleged defaults of the parties are all subject to arbitration. The arbitration procedures are in progress, and the Company has notified LSU of the: Company's intent to seek further relief in an appropriate court of law.

At the present time. the Registrant and LSU are in involved in good faith negotiations which may lead to an amicable resolution of the various disputes between the parties. The actions of LSU in terminating the license agreement with the Registrant is unwarranted in the opinion of management and corporate counsel. The Company's ongoing initiatives to raise capital and to confect strategic alliances to commercialize the lytic peptide technology are effectively delayed until the conflict with LSU is either settled or otherwise resolved. In the opinion of management LSU's liabilities to the Company for damages are substantial and will continue to increase until the disputes are resolved.

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

HELIX BIOMEDIX, INC.                                   DATE: August 14, 1997

By:/s/ Keith P. Lanneau
       ----------------
       Keith P. Lanneau, President, Principal Financial and Accounting Officer.

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                                 June 30, 1997
                                  (Unaudited)

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

          STATEMENTS OF LOSS AND ACCUMULATED DEFICIT            F-3

          STATEMENTS OF CASH FLOWS                              F-4

          NOTES TO FINANCIAL STATEMENTS                         F-5

The Board of Directors
Helix BioMedix, Inc.




The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of June 30, 1997 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.

Aurora, Colorado
August 11, 1997


                                                    COMISKEY & COMPANY
                                                    PROFESSIONAL CORPORATION

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1997
                                  (unaudited)

        ASSETS

    CURRENT ASSETS
        Cash                                                  $       37
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                      25,037

    OTHER ASSETS
        Antimicrobial technology (net)                           138,122
        Patents pending and approved (net)                       323,076
        Accrued interest receivable                                2,714
                                                              ----------
        Total other assets                                       463,912
                                                              ----------
        TOTAL ASSETS                                          $  488,949
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $   16,446
        Accounts payable - Frazer                                  4,500
        Notes payable                                             65,000
        Notes payable - related parties                          235,566
        Accrued interest payable                                  10,596
                                                              ----------
        Total current liabilities                                332,108

    LONG-TERM LIABILITIES
        Notes payable to shareholders                            718,858
                                                              ----------
        Total liabilities                                      1,050,966

    STOCKHOLDERS' DEFICIT
        Common stock, no par value, 2,000,000 shares
        authorized, 1,270,620 shares issued and outstanding    2,001,580
        Additional paid-in-capital                               137,400
        Deficit accumulated during the
        development stage                                     (2,700,997)
                                                              ----------
        Total stockholders' deficit                             (562,017)
                                                              ----------
        Total liabilities and stockholders' deficit           $  488,949
                                                              ==========
    The accompanying notes are an integral part of the financial statement
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        For the period from inception (November 7, 1988) to June 30, 1997
                                  (unaudited)

                        Inception to    For the quarter ended     For the six months ended
                        June 30,        June 30,      June 30,    June 30,      June 30,
                        1997            1997          1996        1997          1996
                        ------------    ---------     ---------   ----------    --------
REVENUE                $      18,476   $        -    $        -  $    10,000   $       -

EXPENSES
 Research &
  development              1,408,319       12,000        18,500       46,500      46,500
 Amortization                100,918        4,373         4,373        8,746       8,746
 Accounting & legal          107,269        3,173         2,377        3,173       3,227
 Advertising                  13,488            -             -            -           -
 Compensation cost           137,400            -             -            -           -
 Consulting fees             466,208        10,500       32,550       16,500      44,550
 Office expense              138,712         4,571        7,669       10,457      12,749
 Other general &
  administrative costs        10,875           234          240          428         482
                        ------------      --------     --------   ----------    --------

TOTAL OPERATING
     EXPENSES              2,383,189        34,851       65,709       85,804     116,254
                        ------------      --------     --------   ----------    --------

NET LOSS FROM
     OPERATIONS           (2,364,713)      (34,851)     (65,709)     (75,804)   (116,254)

OTHER (INCOME) EXPENSE

Gain on settlement
    of lawsuit               (48,574)            -      (48,574)           -     (48,574)
Interest income               (3,238)         (438)        (438)        (876)       (962)
Interest expense             388,096        19,333       17,092       38,073      33,214
                        ------------      --------      -------    ---------     -------

NET LOSS                $ (2,700,997)    $ (53,746)  $  (33,789)  $ (113,001)  $ (99,932)
                        ============     =========   ==========   ==========   =========

NET LOSS PER SHARE            ($2.95)       ($0.04)      ($0.03)      ($0.09)     ($0.09)
                        ============     =========   ==========   ==========   =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       915,138     1,270,620    1,159,644    1,270,620   1,159,644
                        ============     =========    ==========   =========   =========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to June 30, 1997
                                  (unaudited)

                                       Inception to   For the six months end
                                       June 30,             June 30,
                                       1997              1997        1996
                                       ------------   -----------  ----------

NET CASH USED IN OPERATIONS            $ (1,007,234)  $    (7,921) $  (36,211)

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash from settlement of lawsuit               -             -       48,574
    Patents                                (199,106)       (7,411)      (8,746)
                                       ------------   -----------  ----------

NET CASH PROVIDED (USED) IN
    INVESTING ACTIVITIES                   (199,106)       (7,411)     39,828

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for services           73,539            -            -
    Issuance of stock for cash               52,000            -            -
    Note receivable                         (25,000)           -            -
    Cash received in reverse acquisition    634,497            -            -
    Notes payable                            72,394       25,000            -
    Related party notes payable (net)       398,947      (11,000)      37,000
                                       ------------   -----------  ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                            1,206,377       14,000       37,000
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH                  37        (1,332)     40,617

CASH, BEGINNING OF PERIOD                         -         1,369         267
                                       ------------   -----------  ----------

CASH, END OF PERIOD                    $         37   $        37  $   40,884
                                       ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents              66,486             -           -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    81,531         7,411       4,988
Accounts payable converted to notes         710,217        22,953      18,000
Accrued interest rolled into note           307,140        17,689      13,815
Notes converted to equity                   867,023             -           -



    The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                  (unaudited)


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


2.   Notes Payable
     The long-term related party note to Helix International Corporation was extended in during the year ended December 31, 1996. The note is now due September 30, 1998. This note is convertible into shares at $2.50 per share. During the six months ended June 30, 1997, a shareholder note payable in the amount of $25,000 was issued. This note is convertible into shares at $1.50 per share.

3.   Agreements in Default
This item is incorporated by reference to Item 6-Part II of Registrant's annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. (Exhibit No. 99-a.). That Report was dated April 9, 1997, and, except for the financial statements. the information therein is current and fully applicable to this Report.

During the first quarter of 1997 continuing disputes between the Registrant and Louisiana State University ("LSU") resulted in each party placing the other in default of the agreements between the two. During the second quarter LSU formally terminated the Company's license of certain LSU patents relating, to the lytic peptide technology. This termination of license and resolution of the alleged defaults of the parties are all subject to arbitration. The arbitration procedures are in progress, and the Company has notified LSU of the: Company's intent to seek further relief in an appropriate court of law.

At the present time. the Registrant and LSU are in involved in good faith negotiations which may lead to an amicable resolution of the various disputes between the parties. The actions of LSU in terminating the license agreement with the Registrant is unwarranted in the opinion of management and corporate counsel. The Company's ongoing initiatives to raise capital and to confect strategic alliances to commercialize the lytic peptide technology are effectively delayed until the conflict with LSU is either settled or otherwise resolved. In the opinion of management LSU's liabilities to the Company for damages are substantial and will continue to increase until the disputes are resolved.