Form 10QSB
period 1997-09-30
HELIX BIOMEDIX INC
filed 1997-11-13
CIK 831749

FORM 10-Q SB


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

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

        2151 E. Lakeshore Drive, Baton Rouge, LA 70808
_______________________________________________________________________
 (Address of principal executive offices)               (Zip  Code)

                                 (504)-387-1112
_______________________________________________________________________
                 (Registrant's telephone number, including area code)

                               Not Applicable
_______________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

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

Class of Securities                  Shares  Outstanding
                                      at October 1, 1997
___________________                 ___________________

Common Stock, no par value                   1,270,620

DOCUMENTS INCORPORATED BY REFERENCE: YES, SEE INDEX ON PAGE 3
                                    -------------------------
EXHIBITS: Indexed at page 3.
         -------------------
PAGES: This form 10-QSB consists of 4 pages, plus pages F-1 through F-
6.

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

During the first quarter of 1997 continuing disputes between the Registrant and Louisiana State University ("LSU") resulted in each party placing the other in default of the agreements between the two. During the second quarter LSU formally terminated the Company's license of certain LSU patents relating to the lytic peptide technology. This termination of license and resolution of the alleged defaults of the parties are all subject to arbitration. The arbitration procedures were invoked, and the Company has notified LSU of the Company's intent to seek further relief in an appropriate court of law.

The actions of LSU in terminating the license are unwarranted in the opinion of management and corporate counsel. Registrant's ongoing initiatives to raise capital and to confect strategic alliances are effectively delayed until the conflict with LSU is settled or otherwise resolved. Management believes LSU's liabilities for damages are substantial and will continue to increase until matters are resolved.
During the third quarter the Company and LSU made substantial progress in good faith negotiations to settle all disputes. Continued progress in negotiations in October and November 1997 prompted the parties to place the arbitration proceedings in abeyance. The Company will also hold in abeyance its contemplated legal actions until December 31, 1997 pending final outcome of the on-going negotiations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On November 3, 1995 the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced $25,000 to the Company and made a commitment for further lending. On November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG if its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect on the above referenced note.

       On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. The Company has timely responded to the petition and authorized corporate counsel to file an reconventional demand in support of its allegations of IBG's breach of the Loan Agreement.

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

HELIX BIOMEDIX, INC.                          DATE: November 13, 1997

By:/s/ Keith P. Lanneau
       ----------------
       Keith P. Lanneau, President, Principal Financial and Accounting
       Officer.

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)
                                 September 30, 1997
                                  (Unaudited)

CONTENTS

                                                               Page

          ACCOUNTANTS' REPORT                                   F-1

          BALANCE SHEET                                         F-2

          STATEMENTS OF LOSS AND ACCUMULATED DEFICIT            F-3

          STATEMENTS OF CASH FLOWS                              F-4

          NOTES TO FINANCIAL STATEMENTS                         F-5-6

The Board of Directors
Helix BioMedix, Inc.




The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of September 30, 1997 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.

Aurora, Colorado
November 12, 1997

                                         COMISKEY & COMPANY
                                         PROFESSIONAL CORPORATION

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                              September 30, 1997
                                  (unaudited)

        ASSETS

    CURRENT ASSETS
        Cash                                                 $    4,534
        Note receivable - TPI                                    25,000
                                                             ----------
        Total current assets                                     29,534

    OTHER ASSETS
        Antimicrobial technology (net)                          135,309
        Patents pending and approved (net)                      321,599
        Accrued interest receivable                               3,152
                                                             ----------
        Total other assets                                      460,060
                                                             ----------
        TOTAL ASSETS                                         $  489,594
                                                             ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Accounts payable - trade                             $   11,219
        Notes payable                                            65,000
        Notes payable - related parties                         268,945
        Accrued interest payable                                 11,646
                                                             ----------
        Total current liabilities                               356,810

    LONG-TERM LIABILITIES
        Notes payable to shareholders                           746,823
                                                             ----------
        Total liabilities                                     1,103,633

    STOCKHOLDERS' DEFICIT
        Common stock, no par value, 2,000,000 shares
        authorized, 1,270,620 shares issued and outstanding   2,001,580
        Additional paid-in-capital                              137,400
        Deficit accumulated during the
        development stage                                   (2,753,019)
                                                             ----------
        Total stockholders' deficit                           (614,039)
                                                             ----------
        Total liabilities and stockholders' deficit          $ 489,594
                                                             ==========
The accompanying notes are an integral part of the financial statements
                                       F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
 For the period from inception (November 7, 1988) to September 30, 1997
                                  (unaudited)

                    Inception to    For the quarter ended    For the nine months ended
                     Sept. 30,      Sept. 30,    Sept. 30,    Sept. 30,  Sept. 30,
                        1997            1997       1996       1997          1996
                    ------------    ---------     ---------   ----------    --------
REVENUE                  18,476   $        -    $        -  $    10,000   $       -

EXPENSES
 Research &
  development         1,420,319       12,000        43,500       58,500      90,000
 Amortization           105,291        4,373         4,373       13,119      13,119
 Accounting & legal     107,854          585           395        3,758       3,622
 Advertising             13,488            -             -            -           -
 Compensation cost      137,400            -             -            -           -
 Consulting fees        475,158         8,950       12,000       25,450      56,550
 Office expense         144,747         6,035        8,083       16,492      20,832
 Other general &
  administrative costs   11,115           240          264          668         746
                   ------------      --------     --------   ----------    --------

TOTAL OPERATING
     EXPENSES         2,415,372        32,183       68,615      117,987     184,869
                   ------------      --------     --------   ----------    --------

NET LOSS FROM
     OPERATIONS      (2,396,896)      (32,183)     (68,615)    (107,987)   (184,869)

OTHER (INCOME) EXPENSE

Gain on settlement
 of lawsuit             (48,574)            -            -            -     (48,574)
Interest income          (3,676)         (438)        (438)      (1,314)     (1,400)
Interest expense        408,373        20,277       17,690       58,350      50,904
                   ------------      --------      -------    ---------     -------

                        356,123        19,839       17,252       57,036         930
                   ------------      --------      -------    ---------     -------

NET LOSS           $ (2,753,019)    $ (52,022)  $  (85,867)  $ (165,023)  $(185,799)
                   ============     =========   ==========   ==========   =========

NET LOSS PER SHARE       ($2.98)       ($0.04)      ($0.07)      ($0.13)     ($0.16)
                   ============     =========   ==========   ==========   =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING  925,205     1,270,620    1,159,644    1,270,620   1,159,644
                   ============     =========    ==========   =========   =========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
 For the period from inception (November 7, 1988) to September 30, 1997
                                  (unaudited)

                                  Inception to  For the nine months end
                                  Sept. 30,           Sept. 30,
                                  1997              1997        1996
                                 ------------   -----------  ----------

NET CASH USED IN OPERATIONS     $ (1,014,754)  $   (15,441) $ (89,274)

CASH FLOWS FROM INVESTING ACTIVITIES

Patents                             (199,189)      (7,494)     (6,651)
                                 ------------   -----------  ----------

NET CASH PROVIDED (USED) IN
    INVESTING ACTIVITIES            (199,189)       (7,494)     (6,651)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for services    73,539            -            -
    Issuance of stock for cash        52,000            -            -
    Note receivable                  (25,000)           -            -
    Cash received in reverse
                      acquisition    634,497            -            -
    Notes payable                     84,494       37,100            -
    Related party notes payable(net) 398,947      (11,000)      55,351
                                ------------   -----------  ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                     1,218,477       26,100       55,351
                                ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH        4,534         3,165     (40,574)

CASH, BEGINNING OF PERIOD                  -         1,369      40,884
                                ------------   -----------  ----------

CASH, END OF PERIOD             $      4,534   $     4,534  $      310
                                ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents       66,486             -           -
Debt issued to acquire technology    200,000             -           -
Bridge loans outstanding at
  acquisition                        200,000             -           -
Patent costs included in
  accounts payable                    81,531         7,494       4,988
Accounts payable converted to notes  710,217        22,953      18,000
Accrued interest rolled into note    307,140        56,248      13,815
Notes converted to equity            867,023             -           -



The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 1997
                                  (unaudited)


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


2.   Notes Payable
     The long-term related party note to Helix International Corporation was extended in during the nine months ended September 30, 1996. The note is now due September 30, 1998. This note is convertible into shares at $2.50 per share. During the nine months ended September 30, 1997, a shareholder note payable in the amount of $25,000 was issued. This note is convertible into shares at $1.50 per share. In addition, in consideration for cash advanced as well as outstanding accounts payable, a two year promissory note was issued to a director of the company. The note, in the amount of $13,588, bears interest at 10%, is due September 30, 1999, and is convertible into shares of the Company's common stock at $1.00 per share.

3.   Agreements in Default

     During the first quarter of 1997 continuing disputes between the Registrant and Louisiana State University ("LSU") resulted in each party placing the other in default of the agreements between the two. During the second quarter LSU formally terminated the Company's license of certain LSU patents relating, to the lytic peptide technology. This termination of license and resolution of the alleged defaults of the parties are all subject to arbitration. The arbitration procedures were invoked, and the Company has notified LSU of the Company's intent to seek further relief in an appropriate court of law.

     At the present time, the Registrant and LSU are in involved in good faith negotiations which may lead to an amicable resolution of the various disputes between the parties. The actions of LSU in terminating the license agreement with the Registrant is unwarranted in the opinion of management and corporate counsel. The Company's ongoing initiatives to raise capital and to confect strategic alliances to commercialize the lytic peptide technology are effectively delayed until the conflict with LSU is either settled or otherwise resolved. In the opinion of management LSU's liabilities to the Company for damages are substantial and will continue to increase until the disputes are resolved.

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 1997
                                  (unaudited)

3. Agreements in Default (continued)
    Continued progress in negotiations in October and November 1997 prompted the parties to place the arbitration proceedings in abeyance. The Company will also hold in abeyance its contemplated legal actions until December 31, 1997 pending final outcome of the on-going negotiations.

4. Legal Proceedings
    On November 3, 1995, the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced $25,000 to the Company and made a commitment for further lending. The Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on this note, and has advised IBG of IBG's breach of various provisions of the lending agreement. From time to time the due date for this note has been extended, and the Company has agreed to pay the note in full promptly upon resolution of its disputes with LSU. The protracted nature of the disputes between LSU and the Company, and the termination of the Company's license by LSU prompted IBG to take legal action to collect the balance of the note.

    On September 16, 1997, IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. The Company has timely responded to the petition and authorized corporate counsel to file a reconventional demand in support of its allegations of IBG's breach of the loan agreement.