Form 10KSB
period 1997-12-31
HELIX BIOMEDIX INC
filed 1998-04-15
CIK 831749

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended      December 31, 1997

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required]
    For the transition period from____________ to ______________

***********

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for the fiscal year ending December 31, 1997:
$12,252

     As of December 31, 1997, there were 1,597,405 shares of common no par value stock of Helix BioMedix, Inc. issued and outstanding, and the aggregate market value of the common stock held by non-affiliates was approximately:
$1,151,688

DOCUMENTS INCORPORATED BY REFERENCE:   YES.  SEE INDEX ON PAGES  20-23

EXHIBITS:   Indexed at Pages  20-23

PAGES: This Form 10-KSB consists of 24 pages, plus pages F-1 through F-15.

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

(b)  Description of Business During the Development Stage

Acquisition of Rights to the Lytic Peptide Technology

     Since March 1989 the Company has been involved in the business of conducting research both internally and through a contract arrangement with Louisiana State University ("LSU"). Prior to its incorporation of BioMedix of Louisiana, Helix had started its research on lytic peptides (small bioactive proteins) in 1986, and in August 1987 entered into a collaborative "Antimicrobial Project" Agreement with LSU which had done pioneering
exploratory research in this area.   Under the terms of the Agreement Helix
provided funding for specific research support at LSU, Helix assumed responsibility for obtaining a patent position to protect the results of the research, and LSU and Helix agreed to share equally in any future royalty income, and Helix retained the rights to commercialize the technology developed in the Project.

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

Discontinuation of Reporting to the SEC and Cessation of Trading of the Company's Stock

     From February 1990 until 1994 the Company was operated on an absolutely minimum budget for administrative costs because of the lack of operating capital. Therefore, the Company was unable to continue the substantial expense and effort of filing quarterly 10-Q and annual 10-K (with audited financial statements) Reports with the SEC. Prior to 1994 the last report filed with the SEC was the Company's Report on Form 10-Q for the quarterly period ending September 30, 1989. That Report is incorporated herein by reference as Exhibit 13-a. Until 1994 the Company had not been current nor in compliance with the reporting requirements for public companies pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. No annual or quarterly reports, financial statements, or proxy solicitations were sent to the Shareholders by the Company during the period of non-reporting to the SEC.

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

(c) The Agreements with LSU to be renegotiated and novated to the benefit of the parties involved.

In March 1993 the Company, Helix, URM, and Helix Phytonetix, Inc. (a related company) entered into a novated Agreement of Settlement with LSU which releases all the parties from any defaults arising from their former respective agreements. Ownership of the lytic peptide technology, formerly jointly owned by LSU and Helix (with the Company as assignee of the Helix interest) is now definitively clarified. Under the new Agreement five U.S. patent applications (and their foreign counterparts), which have been prosecuted by Helix, URM, and the Company, became the property of LSU. Pursuant to the new Agreement, the Company was granted by LSU a world-wide exclusive license to the technology of the lytic peptide patent estate with respect to all potential uses except in the area of plant technology. Additionally, the Company was granted a conditional right, without further funding from the Company, to obtain a license to certain future lytic peptide technology which LSU may develop.

(d)  Stepped up development and prosecution of the patent estate.

In March 1994 the Company discharged the patent law firm which had previously handled prosecution of patent matters relating to the lytic peptide technology. (See Item 3 herein) The Company retained another large patent law firm, which it believes is fully qualified to develop the patent estate. The Company is actively working with this law firm, as well as with several patent law firms in foreign countries to achieve the final issuance of several U.S. and foreign patents during 1998. During 1997 the patent estate was further enhanced by the granting of two Korean patents. As soon as further financing is available, the Company is prepared to file additional patent applications on its peptides and drug delivery formulations, based on new proprietary bioactive compounds, which are outside the scope of the past agreements with LSU.

(e) Strengthen in-house scientific expertise and obtain enhanced capability to produce the Company's proprietary peptides and to develop formulated drug delivery vehicles for same.

In late 1993 the Company entered into negotiations with Therapeutic Peptides, Inc. ("TPI"), a firm located in New Orleans, LA. In the Registrant's December 31, 1994 10-KSB Report (Exhibit 13-f) it was disclosed that the Company and TPI were considering a plan to merge TPI into Helix BioMedix, contingent upon the latter's success in completing its first step private financing initiative to raise $500,000 as bridge funding. The Company is currently deliberating with two separate corporate and institutional groups considering substantial private investment in the Company. However, during the latter part of 1995, the Boards of Directors of Helix BioMedix and TPI concluded that the present interests of both companies are better served by a contractural strategic alliance between the parties than by a merger of the corporations. On November 10, 1995 the Company and TPI reached agreement on such an alliance and executed a "Cooperative Endeavor Agreement" which closely links the parties in a joint initiative to further enhance the Company's patent estate and to commercialize the Cytoporin technology.

     Dr. Donald R. Owen, Chief Scientist and a director of the Company, serves as President and Scientific Director of TPI. Since 1993 TPI has utilized its scientific staff and well equipped laboratory facilities to synthesize and further evaluate the Company's lytic peptides. During the period of 1995 through 1997 scientists at TPI developed new "third and fourth generation" derivatives of the Company's Cytoporin peptides which will further enhance the Company's patent estate. Several of the new peptides, as well as earlier patented Cytoporins, all show excellent promise as lead compounds for pre-clinical and clinical development of new drugs.

(f)  Remove the Company's common stock from its previous "penny stock" status.

As set forth in Item 4 (Part I) of this Report, on December 29, 1993 at an Annual Meeting of its Shareholders the Company effected a 500:1 reverse split of its outstanding shares of Common Stock. With only 1,597,405 shares now outstanding, the stock (as set forth in Item 5-Part II herein) has resumed limited trading in the low "dollars", rather than "penny", range.
This will facilitate the Company's future efforts to attract market makers and retail brokers to support trading of the Company's securities.

(g) Place the Company's financial reporting on a current basis and resume compliance with the SEC public company reporting requirements.

During the third quarter of 1994 the Company filed those Form 10-KSB and 10-QSB reports necessary to bring it current and in compliance with SEC reporting requirements.

Audited financial statements were prepared for the fiscal years ending December 31, 1989, 1990, 1991, 1992, and 1993. These statements were incorporated in a Form 10-KSB report for the period ending December 31, 1993. That report was filed September 30, 1994 concurrently with the filing of Form 10-QSB reports for the first and second quarters of 1994. The Company also filed with the SEC its 1994 third quarter 10-QSB and December 31, 1994 10-KSB reports on a timely basis. All quarterly 10-QSB and 10-KSB reports for 1995, 1996, and 1997 have been filed on a timely basis. The aforesaid reports are incorporated herein by reference as Exhibits 13-a through 13-q. With the present filing of this Form 10-KSB report for the fiscal year ended December 31, 1997, the Company has been in full compliance with SEC public company reporting requirements with timely filing of required reports for the last forty two (42) months.

(h)  Prepare a well documented five year Business Plan for the Company.

As a major component of its restructuring initiative, during the last three years the Company developed a five year Business Plan which is periodically updated to reflect advances in the state of the Company's technology platform. The strategic elements of this Plan, which the Company believes are prudently consistent with the Company's probable ability to attract capital resources, will in the near future be reported in summary form to the Shareholders and to the public investing community.

(i) Resume a program of financial and information reporting to the Shareholders.

As soon as practicable after filing of this 1997 10-KSB report the Company plans to resume formal communications with its Shareholders by means of regular meetings, newsletters and/or quarterly and annual reports to the Shareholders.

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

Given the availability of current financial reporting, recent advances in development of its technology, and the aforesaid Business Plan, during 1996 and 1997 the Company made presentations to potential private capital sources, including both venture capital groups and biotech/pharmaceutical companies interested in the Company's technology. Definitive discussions are now underway with several such groups. During 1998 implementation of the financing initiatives is first priority for the Company's management.

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

During the latter half of 1998 the Company believes it will develop an active market for its securities. This will provide liquidity for the present public shareholders as well as lay the groundwork for future public financing by the Company.

Investment in Research and Development

     The Company's direct investment in research and development of its "Cytoporin" (i.e., lytic peptide) technology has aggregated $1,996,904 since Registrant's inception (November 7, 1988) to December 31, 1997. Of this sum an amount of $339,585 has been capitalized as the legal costs incurred in patent prosecution, $200,000 capitalized as a cost paid by promissory note to Helix International Corporation to acquire the Antimicrobial Technology at Registrant's inception, and $25,000 paid in common stock issued (10,000 shares) as partial consideration for Antimicrobial Technology developed for the Company by TPI prior to confection of the Cooperative Endeavor Agreement in November 1995. The balance of $1,432,319 has been expensed as R & D costs as they were incurred by the Company. The Company's total investment in R & D and other operating and interest expenses to develop its Cytoporin technology has aggregated $3,421,765 since Registrant's inception through December 31, 1997.

     To the best of Registrant's knowledge, prior to November 7, 1988 Helix International had invested approximately $839,400 in research and development (excluding patent costs) on the lytic peptide technology. In addition to the approximately $4,261,165 invested by Registrant and Helix International Corporation to develop the technology base, LSU, several other universities, TPI, and several other companies have expended substantial sums of their own in exploring potential applications of the Company's Cytoporin technology.

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


Company's Proprietary Position and Competition

     The Company believes it is establishing a strong patent position (both U.S. and foreign) with respect to the compositions of matter and use of its
Cytoporin peptides.   There is increasing interest in the biopharmaceutical
industry in the potential for lytic peptides as therapeutic drug agents. To the best of the Company's knowledge there are at least four other U.S. companies actively working in the field. They have greater financial resources available to them. However, Registrant believes its early dates on patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of nine years. The Company's five year Business Plan embraces a concept of long term strategic partnering and introduction of near term proprietary products to niche markets. Company management believes the Plan takes full cognizance of the emerging presence of well financed competitors in the general field of endeavor.


Critical Developments in the Company's Relationship with Louisiana State University ("LSU")

     From the outset of its Agreement of Settlement with LSU in 1993, the Company found its position as a patent licensee of the University to be one without proper cooperative support. In 1996 and early 1997 the Company formally notified LSU officials of its concerns about the deteriorating relationship. During the first quarter of 1997 continuing disputes between the Registrant and LSU resulted in each party's placing the other in default of the agreements between the two.

     During the second quarter LSU formally terminated the Company's license of certain LSU patents relating to the Cytoporin technology. This termination of license and resolution of the alleged defaults of the parties were all subject to arbitration. The arbitration procedures were invoked, and the Company notified LSU of Registrant's intent to seek further relief in an appropriate court of law. The actions of LSU in summarily terminating the license were unwarranted in the opinion of management and corporate counsel. Furthermore, throughout 1997 Registrant's ongoing initiatives to raise capital and to confect strategic alliances were effectively in a state of hiatus until the conflict with LSU was settled or otherwise resolved. Management and corporate counsel for the Company emphasized to LSU that the University was exposing itself to serious liability for damages which would continue to increase by the month.

     In late 1997 the Company and LSU made substantial progress in good faith negotiations to settle all disputes. Continued progress in negotiations by year end prompted the parties to place the arbitration proceedings in abeyance and to withhold contemplated legal actions pending the outcome of the negotiations.

      In March 1998 the Company and LSU reached final agreement on a "Novation of Prior Agreements". Arbitration proceedures were terminated by the parties. In consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The details of this novation agreement and the importance of the Company's outright ownership of the entire patent estate will be further addressed by Registrant in a Form 8-K Report and in the forthcoming First Quarter 1998 10-QSB Report.


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


ITEM 3.  LEGAL PROCEEDINGS

     On November 3, 1995 the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced $25,000 to the Company and made a commitment for further lending. On November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect on the above referenced note.

     On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. This litigation is now in the discovery phase.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during 1997. The most recent Annual Meeting of the Shareholders of Registrant was held on December 29, 1993. There was no proxy solicitation for the meeting. Exhibit No. 22 incorporated by reference in this Report is a copy of the Notice of the
Meeting timely forwarded to the Shareholders.   A quorum was present and
voting and there was a unanimous vote in favor of each matter voted upon as follows:

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


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Principal Market or Markets

     The Registrant's Shares of common stock are traded on the over-the-counter market. Registrant ceased to be compliant with SEC reporting requirements in 1990, and there were only limited and sporadic trades of
Registrant's securities, as "penny stock" from 1990 to 1994.   After the 500:1
reverse stock split described in Item 4. of Part I of this Report, Registrant's stock (formerly symbol HXBI on the pink sheets) was reported in April, 1994 under the new stock symbol, "HXBM", on the electronic bulletin board of NASDAQ Market Operations. Since Registrant continued to be non-compliant with SEC reporting requirements until September 30, 1994, only limited trading of Registrant's stock had taken place in 1994. Based on information received from one of two Market Makers for Registrant's stock, during 1995, 1996, and 1997 there has been a continuation of very limited and sporadic trading of Registrant's stock, with total transactions aggregating less than 20,000 shares during 1997. In the ninety day period prior to date of this Report the bid/ask quote has remained at $1.00 per share bid and $2.00 to $2.50 per share asked. The foregoing prices are believed to be representative inter-dealer quotations, without retail markup, markdown or comnmissions, and may not represent actual transactions.

     Registrant believes that a non active market for its securities will continue to exist until such time as (1) Registrant promulgates to the public news of the Company's restructuring program and recent advances in development of its technology and (2) until the Company, now fully current in it SEC reporting, obtains a network of retail brokers to re-establish an active trading market for the stock, all as discussed in Item 1 of Part I of this Report. Management believes this will occur during the latter half of 1998.

(b)  Approximate Number of Holders of Common Stock

     The number of holders of record of Registrant's no par value common stock at December 31, 1997 was approximately 600. Registrant estimates and believes there are 400 to 500 additional shareholders holding stock in "street name" in brokerage accounts.

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

(b)  Management's Discussion and Analysis

     During the two fiscal years ending December 31, 1993 and December 31, 1994, while the Company was instituting the restructuring program discussed in this report, the cost of operations was held to a minimum. Continuing through 1995, in the absence of revenues operating losses were held to approximately $47,000 per quarter, of which approximately $14,000 per quarter represents interest accrual rolled into the principal of loans from shareholders. Administrative costs were controlled at a low level by the fact that only the Company's President was a full time employee. During this period the company substantially enhanced its patent prosecution with an investment of nearly $11,000 per quarter. In house research and development was placed in a holding pattern, with no funds of the Company expended in this area. However, evaluation and product development with the Company's Cytoporin compounds has continued on an accelerated basis at Therapeutic Peptides, Inc.

     During 1996 operations continued to be funded by loans from shareholders in the amount of approximately $236,000. At December 31,1996 the Company's balance sheet was substantially improved by the conversion of approximately $111,000 in debt into common stock.

     In 1996 operating losses increased to an average of approximately $82,500 per quarter, of which approximately $16,500 per quarter represented interest accrual on loans from major shareholders. The main source of increase in operating expense in 1996 over the prior year came from stepped up R & D expense.

     Because of the hiatus created in 1997 by the revocation of the Company's license by LSU, operating expenses and R & D expenditures were substantially curtailed. Operating losses averaged approximately $57,100 per quarter, of which amount $19,900 was for accrual of interest. Operations were funded by loans from key shareholders. On December 31, 1997 the Company's balance sheet was substantially improved by debt reduction through the conversion of $772,075 in promissory notes payable to key shareholders into common stock of the Company. This was indicative of the continuing confidence of management and key shareholders in the prospects for the Company's future.

     In 1996 and 1997 full implementation of the alliance between the Company and TPI through the Cooperative Endeavor Agreement confected in November 1995 strengthened the Company's capability to expand its patent estate and bring the Cytoporin technology to commercial fruition. During this period the Company greatly accelerated the development of its technology platform. Over the last two years the development and testing of more active and selective peptides produced data which has been particularly valuable in the Company's dialogue with potential strategic alliances in the pharmaceutical and biotechnology fields.

     In 1998 the Company expects to complete its renewed initiative to raise capital through private financing, pursuant to successful resolution of the disputes with LSU. In its first phase of financing, the Company is seeking to raise $500,000 as bridge capital to fund operations for a period of twelve to sixteen months at the level projected in the Business Plan. Management believes it is now critically important to increase spending in order to (i) step up further development of the patent estate, (ii) fund the vital product development work at TPI, (iii) aggressively proceed with seeking strategic alliances, (iv) maintain public reporting of company finances and operations, and to (v) conclude successfully an effort to bring further equity capital funding to the Company. Management believes after the bridge capital funding that an additional $2.0 million added to the Company's equity capital base will permit the Company to emerge profitably from its development stage during the next two to three years. Success in its efforts to consummate the planned private capital financing steps is now essential to the Company's completion of the restructuring program which it has undertaken.

     During the last quarter of 1995 operations were highlighted by two important technical developments. These were reported in two News Releases which were both nationally and internationally promulgated through the media and Business Wire services. Copies of these releases were included as exhibits in Registrant's 1995 10-KSB Report, which is incorporated by reference herein as Exhibit 13-j. In 1996 and 1997 these News Releases have resulted in inquiries from over 20 international pharmaceutical and biotechnology companies. The inquiries about the Cytoporin technology have already developed for the Company on-going dialogue with several potential candidates for strategic alliances.

     As disclosed in the News Releases, Management believes the Company's Cytoporin compounds may play a vital role in addressing the current health care crisis related to rapid and continuing emergence of antibiotic resistant bacteria and other pathogens. Also, the announced issuance of two important European patents, now owned by the Company, will materially strengthen the Company's competitive position and enhance the Company's posture in its initiatives to acquire financing and to establish alliances in the biopharmaceutical industry.


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

     Please see Pages F-1 through F-15.

     The following Financial Statements are filed as part of this report:

                                                                      Page
   Report of Independent Certified Public Accountants                 F-1

   Balance sheet as of December 31, 1997                              F-2

   Statement of Operations for the periods ending December 31, 1996 and December 31, 1997 and for the period from inception
     (November 7, 1988) to December 31, 1997                          F-3

   Statement of Stockholders' Equity (Deficit) for the period from
    inception (November 7, 1988) to December 31, 1997              F-4 to F-6

   Statements of Cash Flows for the period from inception
    (November 7, 1988) to December 31, 1997                        F-7 to F-8

   Notes to Financial Statements                                   F-9 to F-15

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;                            COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

(a)  The Directors and Officers of the Registrant are as follows:

Name:  Keith P. Lanneau
Age:  72
Position:  President, CEO, and Director
Tenure as Officer or Director:  March 15, 1989 to March 10, 1990 as President,
                       CEO, and Director; November 13, 1991 to July 10, 1992 as a Director; and July 10, 1992 to present as President, CEO, and Director.

Name:  Thomas L. Frazer
Age:  52
Position:  Director
Tenure as Officer or Director:  October 27, 1994 to present as a Director

Name:  Robert J. Love, M.D.
Age:  49
Position:  Vice President and Director
Tenure as Officer or Director:  March 15, 1989 to March 10, 1990 as a
                       Director; September 14, 1991 to July 10, 1992 as a Director; July 10, 1992 to December 31, 1993 as a Director; and December 31, 1993 to present as Vice President and a Director.

Name:  Michael K. Marcantel
Age:  49
Position:  Vice President, Secretary-Treasurer, and Director
Tenure as Officer or Director:  May 5, 1993 to present.

Name:  Donald R. Owen, Ph.D.
Age:  53
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

     Since inception of the Company no persons have received any monetary compensation for their services as Members of the Board of Directors. On December 31, 1997, in consideration of their past services as Directors of the Company the following persons were granted stock options to purchase common stock at a price of $1.00 per share, the number of shares being shown beside each name. These options replaced options previously granted to the same persons in 1995.

     Director                                Number of Shares

     Thomas L. Frazer                           20,000
     Dr. Robert J. Love                          5,000
     Michael K. Marcantel                       15,000
     Dr. Donald R. Owen                         15,000
     Keith P. Lanneau                           20,000
                                              ---------
                                                75,000


     The above cited options are all exercisable upon issuance and expire at December 31, 2000.


SUMMARY ANNUAL COMPENSATION TABLE

Name and                Year      Salary     Bonus      Other Compensation
 Position
-----------------     ------     --------    -------    ------------------
Keith P. Lanneau        1991     $ 5,000      None        None
 Director 12/91 to
 6/92, President and    1992     $60,000      None        None
 CEO and Director from
 7/92 to Present        1993     $60,000      None        None

                        1994     $60,000      None        None
                        1995           -      None        Options
                        1996           -      None        None
                        1997           -      Options

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Present Ownership

     The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial and/or record owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Officers and Directors of the Registrant as a group:

NAME AND ADDRESS                    NUMBER OF SHARES                      PERCENT
----------------                    ----------------                      -------

Helix International Corporation         844,062                            52.8%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

Estate of Joy G. Lanneau  (1)            91,000 (2)                         5.7%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

Keith P. Lanneau                        935,062 (3)                        58.5%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

Thomas L. Frazer                        151,499 (4)                         9.5%
7520 Perkins Rd. Suite 280
Baton Rouge, LA 70808

Robert J. Love                              -0- (5)                         0.0%
3483 W. 18th Ave.
Vancouver, B.C.
Canada V6S 1A8

Michael K. Marcantel                        -0- (6)                         0.0%
8748 Quarters Lake Road
Baton Rouge, LA 70809

Donald R. Owen                           10,000 (7)                         0.6%
5701 Crawford St., Suite 1
Harahan, LA 70123
                                      ---------                           ------
All Officers and Directors            1,096,561                            68.6%
As a Group (5 persons)                ---------                           ------

                                      =========                           ======
     TOTAL SHARES OUTSTANDING         1,597,405                           100.0%
                                      =========                            ======

(b)  Ownership Assuming Conversion of All Promissory Notes and Exercise of
Options

NAME AND ADDRESS                    NUMBER OF SHARES                      PERCENT
----------------                    ----------------                      -------

Helix International Corporation         844,062                            42.9%

Estate of Joy G. Lanneau  (1)           384,131 (2)                        19.5%

Keith P. Lanneau                      1,248,193 (3)                        63.4%

Thomas L. Frazer                        171,499 (4)                         8.7%

Robert J. Love                            5,000 (5)                         0.2%

Michael K. Marcantel                     15,000 (6)                         0.8%

Donald R. Owen                           25,000 (7)                         1.3%
                                        -------                            -----
All Officers and Directors            1,464,692                            74.5%
As a Group (5 persons)
                                      =========                           ======
     TOTAL SHARES OUTSTANDING         1,967,336                           100.0%
                                      =========                           ======

(c)  Notes to Tables (a) and (b) Above

(1) Mrs. Joy G. Lanneau, former spouse of Keith P. Lanneau, died March 30, 1998. Mr. Lanneau is beneficial owner of securities owned by her estate.

(2) As at December 31, 1997, Mrs. Lanneau was beneficial owner of 91,000 shares of stock and of notes convertible into 293,131 shares of stock, either held personally or beneficially as sole shareholder of Arrowhead Technology Associates, Inc..

(3) Mr. Lanneau is beneficial owner as Chief Executive Officer of Helix International Corporation, and as beneficiary of the estate of Mrs. Lanneau, of 935,062 shares of stock. As a Director he also holds an option to purchase 20,000 shares. He is beneficial owner of the stock conversion rights held by the Estate of Mrs. Lanneau.

(4) Mr. Frazer is the holder of record of 151,499 shares of stock and an option, as a Director, to purchase an additional 20,000 shares.

(5) Dr. Love holds, as a Director, an option to acquire 5,000 shares of stock.

     (6)  Mr. Marcantel holds, as a Director, an option to purchase from the
Company 15,000 shares of      stock.

(7) As controlling shareholder of TPI, Dr. Owen is the beneficial owner of 10,000 shares of the Company's stock. He also owns, as a Director, an option to purchase an additional 15,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  With Helix International Corporation

     From March 1989 to March 1990, the Company contracted with Helix International Corporation ("Helix"), a principal shareholder, to conduct research on lytic peptides and the Company's proprietary Cytoporin compounds on a contract basis for the account of the Company. The Company incurred a total of $655,321 in such research costs paid or payable to Helix during this period. These costs included payments by Helix to Louisiana State University ("LSU") for contract research support and to patent attorneys for development of a patent position on the Company's proprietary technology. At December 31, 1997, the Company's promissory notes for $752,802 were outstanding to Helix to recognize the balance due to Helix on unpaid research costs, accrued interest, consulting fees, and patent pass through costs. On December 31, 1997 these notes were converted into 304,062 shares of common stock of the Company (at an average price per share of $2.48. In addition, $50,000 in debt payable to Helix had been converted in September 1993 into common stock equity of the Company on the basis of $2.50 per share.

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

     As part of the LSU Settlement Agreement (described in Note 1 to the Financial Statements, pages F-9,10), the Company entered into a sublicense agreement with URM, a shareholder, for the development and marketing of a portion of the Company's proprietary technology, specifically the use of the technology in food preservation and purification of drinking water.

(d)  With Keith P. Lanneau

     The Company maintains it corporate offices in the offices of its President, Keith P. Lanneau. From Inception to December 31, 1997, the Company has incurred $147,619 in rental and general office expense reimbursements which have been paid or are payable to Arrowhead Technology Associates, Inc., another company affiliated with Mr. Lanneau. In September, 1993 $50,000 of the debt incurred with the affiliated company was converted into common stock equity of the Company. The conversion was on the basis of $2.50 per share of stock. At December 31, 1997, the balance of the unpaid debt to the affiliated company, Arrowhead Technology Associates, Inc., was evidenced by the Company's promissory note in the amount of $188,166. This balance includes unpaid accruals for rent, general office expenses, the consulting fee described in Item 12. (b) above, and accrued interest.


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

13-f Registrant's Form 10-KSB for the Year Ended December 31, 1994 Incorporated by reference to Form 10-KSB for 1994 filed by Registrant with the SEC (File No. 33-20897-D) on April 12, 1995.

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

13-m Registrant's Form 10-QSB for the Quarter Ended September 30, 1996 Incorporated by reference to Form 10-QSB (Third Quarter, 1996) filed by Registrant with the SEC (File No. 33-20897-D) on November 8, 1996.

13-n Registrant's Form 10-KSB for the Year Ended December 31, 1996 Incorporated by Reference to Form 10-KSB for 1996 filed by Registrant with the SEC (File No. 33-20897-D) on April 9, 1997.

13-o Registrant's Form 10-QSB for the Quarter Ended March 31, 1997 Incorporated by Reference to Form 10-QSB (First Quarter, 1997) filed by Registrant with the SEC (File No. 33-20897-D) on May 14, 1997.

13-p Registrant's Form 10-QSB for the Quarter Ended June 30, 1997 Incorporated by Reference to Form 10-QSB (Second Quarter, 1997) filed by Registrant with the SEC (File No. 33-20897-D) on August 14, 1997.

13-q Registrant"s Form 10-QSB for the Quarter Ended September 30, 1997 Incorporated by Reference to Form 10-QSB (Third Quarter, 1997) filed by Registrant with the SEC (File No. 33-20897-D) on November 13, 1997.

22 Notice of 1993 Annual Shareholders' Meeting and Request to Exchange Stock Certificates Pursuant to 500:1 Reverse Stock Split
       Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC (File No. 33-20897-D) on September 30, 1994.

(b) Reports on Form 8-K

     No reports on Form 8k were filed during any quarter of the fiscal year ending December 31, 1997.

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  HELIX BIOMEDIX, INC.


By:/s/Keith P. Lanneau                              Date:  April 15, 1998
   ____________________________
   Keith P. Lanneau, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/Keith P. Lanneau                              Date:  April 15, 1998
   _____________________________________
   Keith P. Lanneau, President, Principal
       Financial Officer, and Director

By:/s/Michael K. Mercantel                          Date:  April 15, 1998
   _____________________________________
   Michael K. Marcantel, Vice President,
       Secretary-Treasurer, and Director

By:/s/Donald R. Owen                                Date:  April 15, 1998
   _____________________________________
   Donald R. Owen, Vice President, Chief
       Scientist, and Director

HELIX BIOMEDIX, INC.
Financial Statements
December 31, 1997

CONTENTS



                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT           F-1

BALANCE SHEET                                               F-2

STATEMENTS OF OPERATIONS                                    F-3

STATEMENT OF STOCKHOLDERS' DEFICIT                       F-4 to F-6

STATEMENTS OF CASH FLOWS                                 F-7 to F-8

NOTES TO FINANCIAL STATEMENTS                            F-9 to F-15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




The Board of Directors
Helix Biomedix, Inc.
Baton Rouge, Louisiana


We have audited the accompanying balance sheet of Helix
Biomedix, Inc. as of December 31, 1997, and the related statements of operations, cash flows, and changes in stockholders' deficit for each of the two years then ended and for the period from inception (November 7, 1988) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix Biomedix, Inc. as of December
31, 1996, and the results of its operations, cash flows, and changes in its stockholders' deficit for each of the two years ended December 31, 1997, and for the period from inception (November 7, 1988) to December 31, 1997 in conformity with generally accepted accounting principles.

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


Denver, Colorado
April 13, 1998


COMISKEY & COMPANY
PROFESSIONAL CORPORATION

        HELIX BIOMEDIX INC.
           BALANCE SHEET
         DECEMBER 31, 1997

CURRENT ASSETS
  Cash                                     $      1,101
  Note Receivable - TPI                          25,000
                                              ---------
    Total current assets                         26,101

OTHER ASSETS
  Accrued interest receivable                     3,590
  Antimicrobial technology (net)                132,496
  Patents pending and approved (net)            323,077
                                              ---------
    Total other assets                          459,163
                                              ---------
  Total assets                             $    485,264
                                              =========

CURRENT LIABILITIES
  Accounts payable - trade                 $     11,936
  Notes payable                                  40,000
  Notes payable on demand - related parties     293,131
  Accrued interest payable                       12,701
                                              ---------
    Total current liabilities                   357,768

LONG TERM LIABILITIES                            25,000

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000
    shares authorized, 1,597,405
    shares issued and outstanding             2,781,605
  Preferred stock, no par value, 400,000
    shares authorized, no shares issued or
    outstanding                                       -
  Additional paid in capital                    137,400
  Deficit accumulated during the
    development stage                        (2,816,509)
                                              ---------
  Total stockholders' equity                    102,496
                                              ---------
  Total liabilities and stockholders'
    deficit                                $    485,264
                                              =========

The accompanying notes are an integral part of the financial statements

HELIX BIOMEDIX INC.
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988)
TO DECEMBER 31, 1997

                                       INCEPTION
                                       TO DEC. 31,       DECEMBER 31,
                                       1997            1997         1996
                                       -----------   --------      --------

REVENUE                                $    23,090  $  12,252     $   7,838

OPERATING EXPENSES
 Research & Development                  1,432,319     70,500             -
 Amortization                              109,664     17,492        17,492
 Accounting & Legal                        115,939     11,843         4,284
 Advertising                                13,488          -             -
 Compensation costs                        137,400          -             -
 Consulting fees                           486,953     37,245        85,437
 Office expense                            151,315     23,060        26,414
 Other general & administrative costs       11,287        840           685
                                       -----------    ---------    --------
TOTAL OPERATING EXPENSES                 2,458,365    160,980       267,812
                                       -----------    ---------    --------
NET LOSS FROM OPERATIONS                (2,435,275)  (148,728)     (259,974)

OTHER (INCOME) EXPENSE
 Gain on settlement of lawsuit             (48,574)         -       (48,574)
 Interest expense                          429,808     79,785        70,152
                                       -----------    ---------    --------
                                           381,234     79,785        21,578
                                       -----------    ---------    --------
NET LOSS                                (2,816,509)  (228,513)     (281,552)
                                       ===========   =========      =======


NET LOSS PER SHARE                     $     (3.01)   $   (0.18)   $ (0.24)
                                       ===========    =========    =======
WEIGHTED AVERAGE SHARES OUTSTANDING        934,719    1,270,620   1,159,644
                                       ===========    =========   ========



The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO
DECEMBER 31, 1997


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



HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1997 continued


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


The accompanying notes are an integral part of the financial statements.
     F-5


HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1997 continued


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

Issuance of stock
for conversion of debt
and accounts payable
for consulting fees,
December 1996.
$1.00 per share           110,976   110,976                               110,976

Net loss for the year
ended Dec 31, 1996                                        (281,552)      (281,552)
                        --------- --------- ---------- -----------  -------------
Balance
December 31, 1996       1,270,620 2,001,580    137,400  (2,587,996)      (449,016)

Issuance of stock
for conversion of debt
and accounts payable
for consulting fees,
December 1997.
$2.50 and $1.00
per share                 326,785   780,025                               780,025

Net loss for the year
ended Dec 31, 1997                                        (228,513)      (228,513)
                        --------- --------- ---------- -----------  -------------
Balance
December 31, 1997       1,597,405 2,781,605    137,400  (2,816,509)       102,496
                        ========= ========= ========== ===========  =============

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1997

                                          INCEPTION
                                          TO DEC. 31,     DECEMBER 31,
                                          1997          1997        1996
                                          -----------  ----------  ----------

CASH FLOWS FROM OPERATIONS
Net Loss                                $  (2,816,509) $ (228,513) $ (281,552)
Adjustments to reconcile net loss
 with net cash flows from operations
  Stock for services                          155,906      20,745      37,437
  Accrued interest receivable                  (3,590)     (1,751)     (1,839)
  Amortization                                109,845      17,492      17,492
  Compensation Cost                           137,400           -           -
  Consultation Fees                           151,437           -      85,437
  Research & Development                       24,000           -      24,000
  Increase(decrease) in accounts
   payable                                     11,936       5,142     (31,581)
  Increase (decrease) in accounts
   payable - related party                    343,936    (690,944)          -
  Increase in accrued
   interest payable                            12,701       4,204       3,582
                                          -----------  ----------  ----------
NET CASH USED IN OPERATIONS                (1,872,938)   (873,625)   (147,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Patents                                      (202,227)    (10,532)    (13,689)
                                          -----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES        (202,227)    (10,532)    (13,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in Cartel
 reverse acquisition                          634,497           -           -
Due from Affiliate                                  -           -      30,124
Notes Receivable                              (25,000)          -           -
Notes payable                                  72,394      25,000      (4,131)
Related party notes payable (net)             509,556      99,609      59,323
Issuance of stock for cash                     52,000           -           -
Issuance of stock for debt                    832,819     759,280      73,539
                                          -----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES   2,076,266     883,889     158,855
                                          -----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH                 1,101        (268)     (1,858)

CASH, BEGINNING, OF PERIOD                          -       1,369       3,227
                                          -----------  ----------  ----------
CASH, END OF PERIOD                     $       1,101  $    1,101  $    1,369
                                          ===========  ==========  ==========


The accompanying notes are an integral part of the financial statements



HELIX BIOMEDIX, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1997 continued



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
AND OTHER CASH INFORMATION



                                          INCEPTION
                                          TO DEC. 31,     DECEMBER 31,
                                          1997          1997        1996
                                          -----------  ----------  ---------

Stock issued to acquire patents      $      66,486  $         -  $         -
Debt issued to acquire technology          200,000            -            -
Bridge loans outstanding at acquisition    200,000            -            -
Patent costs included in accts payable      74,120            -        1,784
Accounts payable converted to notes        700,559       13,295       37,437
Accrued interest rolled into note          346,750       75,581       69,501
Notes converted to equity                  867,023       72,921      334,102

Cash paid for interest and taxes               651            -          651

The accompanying notes are an integral part of the financial statements

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1997


1.   Summary of Significant Accounting Policies
Description of entity

Helix BioMedix, Inc., formerly Cartel Acquisitions, Inc. ("the Company") was formed under the laws of the state of Colorado on February 2, 1988 to create a corporate vehicle to seek and acquire a business opportunity. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation, ("BioMedix of Louisiana") in exchange for 630,000 shares of the Company's common stock. The Company acquired its shares from Helix International Corporation. BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate entity from Helix International, Inc., to develop therapeutic biopharmaceuticals for animal and human health care. The accompanying financial statements present the financial position and results of operations of BioMedix of Louisiana since inception.

Unless otherwise noted, all references herein to ("the Company") refer to Helix BioMedix, Inc., the Colorado corporation, and its wholly owned subsidiary, Helix BioMedix, Inc. of Louisiana.


Development stage activities

The Company has been involved in the business of conducting research both internally and in conjunction with a research and development arrangement with Louisiana State University (LSU), in the field of biotechnology. The Company applies genetic engineering techniques to the development of potential commercial products primarily in the fields of human therapeutics and agribusiness.

In conjunction with the incorporation of BioMedix of Louisiana, Helix transferred to it, by way of an Assignment of Interest in Technology, all of Helix's right, title and interest in and to the technology and potential Patent rights relating to the use of lytic peptides in animal and human health care. Furthermore, Helix granted to BioMedix of Louisiana all of Helix's rights and obligations associated with the Helix/LSU Antimicrobial Project relating to the use of lytic peptides in animal and human health care. In exchange for the transfer of technology, BioMedix of Louisiana issued 100% of its stock to Helix and signed a $200,000 promissory note to Helix.

Concurrently with the aforementioned events, the Company entered into an agreement with Helix International with provided that the scientific employees of Helix continue to conduct the lytic peptide research on a contract basis for the account of the Company. Under the terms of the Agreement, Helix provided research associates, laboratory and office facilities and all administrative services to the Company on a cost plus 15% basis until an aggregate of $500,000 in expenditures had been reached. This arrangement continued through February 1990.

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1997 continued

In March 1990, the Company's in-house research and development activities were curtailed pending additional financing. Concurrently, the Company underwent a de-facto change in control wherein Helix International sold the majority of its controlling stock interest in the Company to University Research Marketing, Inc. ("URM"). Concurrently with this action, the Company entered into an agreement with URM to provide administrative services and to continue its research and development for a flat fee of $20,000 per month plus patent and other out of pocket costs. URM performed such services and funded research at LSU on behalf of the Company from March 1990 until August 1991.

In July 1992, de-facto control of the Company was returned to Helix International, and the Company, with the assistance of both URM and Helix International, began a series of negotiations with LSU which culminated in the February 1993 Agreement of Settlement, Compromise and Release. This settlement agreement essentially released LSU, the Company, Helix International, URM, and Helix Phytonetix, a related company, from defaults under their original respective agreements. The settlement renewed the Company's exclusive license in five lytic peptide patents currently under development. Excluding research and development costs expensed to operations as incurred, the Company's investment in these patents was $323,077, net of amortization, at December 31, 1997. As part of the settlement, the Company executed a sublicense agreement with URM for the development and marketing of a portion of the patented technology.

In 1993, the Company entered into an agreement with the Louisiana
Partnership forTechnology and Innovation to obtain assistance in the implementation of a financial and managerial restructuring plan for the Company, and in the development and implementation of licensing programs for the technology. In consideration for these services, the Company issued 8,000 shares of its common stock to the Partnership in May 1993.

In late 1993, the Company entered into negotiations with Therapeutic Peptides, Inc. (TPI), the objective of which was to bring about a merger of TPI into Helix BioMedix, Inc., contingent upon the successful completion of the Company's financing plan. Since 1993 and through the present, TPI has continued to conduct lytic peptide research on behalf of the Company.

In November 1995, the Company, in lieu of the proposed merger with TPI, entered into a cooperative endeavor agreement with Therapeutic Peptides, Inc. Upon consummation of the agreement, Therapeutic Peptides, Inc. received 10,000 shares of stock in Helix BioMedix, Inc., and shall henceforth share in the royalties received by Helix BioMedix, Inc. with respect to the derivative peptides. The Company continues to fund research on its peptides at the laboratories of TPI.

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

The following are the Company's significant accounting policies:

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1997 continued

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

Intangibles
Patent costs, consisting primarily of legal, filing and maintenance fees, are capitalized. Amortization is taken on the straight line method over the life of each patent(s), commencing upon the issuance of the patents, not to exceed 17 or 20 years, depending on the date the patent was issued, or the date the application was filed. Antimicrobial technology which was purchased in conjunction with the patents, has been capitalized at the basis of the debt issued for it. This technology is being amortized ratably over twenty years. Organization costs were amortized ratably over 60 months.

Research and Development
Research and development costs are expensed as incurred.

Statement of cash flows
For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per share
Basic loss per share has been computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented as the effect of potentially dilutive securities is estimated to be antidilutive.

Use of estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1997 continued

Reverse stock split
On December 29, 1993 the company underwent a 1 for 500 reverse stock split. All share and per share amounts have been retroactively restated to reflect the split.

2.  Notes Payable
The Company is obligated under the following notes at December 31, 1997

8% convertible promissory note,
principal and interest due June 1996.              4,000

12% promissory note, principal and
interest due November 1989                         2,000

Two 8% convertible demand
notes payable to shareholders, due
on demand.                                       293,121

Three 12% promissory notes due
December 1998, each note
convertible into 400 shares of
common stock at the option of the
holder.                                            9,000

10.25% promissory note, principal
and interest due May 1996                         25,000

8.00% promissory note, principal
and interest due June 1999                        25,000
                                                 -------
Total notes outstanding                          358,121

Less amount classified as current                333,121
                                                 -------
                                               $  25,000

The shareholder notes for $293,131 are secured by a first security interest in technology and intellectual property rights of the Company. Interest is payable quarterly in cash or common shares of the Company at the rate of $1.00 per share, or may be converted to principal. Form of payment of quarterly interest is at the discretion of the note holder. The note plus accrued interest is convertible in whole or in part at any time prior to maturity into shares of the Company's common stock at $1.00 per share

The 8% note for $4,000 is convertible into shares of the Company's common stock at $2.50 per share.

The 8% note for $25,000 is convertible into shares of the Company's common stock at '$1.50 per share.

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1997 continued

Debt maturities over the next five years are as follows: due in 1998, $333,121: due in 1999, $25,000: and, due thereafter $0.

3.   Stockholders' Equity
The Company has 1,597,405 outstanding common shares and no outstanding preferred shares. The Company is authorized to issue 2,000,000 common and 400,000 preferred shares. The Company's president, Keith P. Lanneau, holds a total of 935,062 shares beneficially as shareholder in Helix
International, which holds 844,062 of the Company's shares, and as beneficial owner of 91,000 in the Estate of Mrs. Joy G Lanneau.

On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

At December 31, 1997, the Company had outstanding stock options to purchase 75,600 shares of the Company's common stock, 600 of which are exerciseable at $0.50 per share and the remaining 75,000 at $1.00 per share. The options became exercisable upon issuance and expire at various dates through 2000.

4.   Income Taxes
At December 31, 1997 the Company has approximately $2,817,000 in net operating loss carryforwards and approximately $97,000 in Research and Development tax credit carryforwards available to offset future taxable income and related income tax. The operating loss carryforwards expire between 2003 and 2012. The tax benefit of these carryforwards has been offset by a full allowance for realization.

5.   Related Party Transactions
From March 1989 to March 1990, the Company contracted with Helix International, Inc., a principal shareholder, to conduct lytic peptide research on a contract basis for the account of the Company. The Company incurred a total of $655,321 in research costs paid or payable to Helix International during this period. At December 31, 1997, the entire promissory note for $747,900 was converted into common stock of the company at $2.50 per share or a total 299,160 shares. In addition, $50,000 in debt payable to Helix International had been converted to equity in 1992.

The Company maintains its corporate offices in the offices of its president. From inception to December 31, 1997, the Company has incurred $147,619 in rental and general office expense reimbursements which have been paid or are payable to an affiliated company.

The President of the Company is also a principal shareholder of Helix Phytonetix, Inc. ("Phytonetix"). Phytonetix is a party to the LSU settlement agreement described in Note 1. As a result of the out of court settlement also described in Note 1, Phytonetix paid $30,124

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1997 continued

to the Company, the total amount that was outstanding, during the year ended December 31, 1996.

As part of the LSU settlement described in Note 1, the Company entered into a sublicense agreement with URM, a shareholder, for the development and marketing of a portion of the patented technology, specifically the use of the technology in food preservation and purification of drinking water.

For the year ended December 31, 1997, $72,000 of consulting fees have accrued to Arrowhead Technology Associates, Inc.

The note receivable from Therapeutic Peptides, Inc.(TPI), a shareholder of the Company, was due June 30, 1996. The Company plans to write off this receivable against invoices received from TPI for work to be performed in future periods on behalf of the Company in the area of research & development. For the year ended December 31, 1997, none of this credit was used.

6.   Legal Proceedings
On November 3, 1995 the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced to the Company and made a commitment for further lending. On November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU propmpted IBG to take legal action to collect the above referenced note.

On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgement on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegations of IBG's breach of the Loan Agreement. This litigation is now in the discovery phase.

7.   Subsequent events
During the first quarter of 1998, the disputes with LSU, which began March 1993, were settled in a novation agreement, effective January 15, 1998, more fully described in the next paragraph.

Helix BioMedix, Inc.
Notes to Financial Statements
For the period from inception (November 7, 1998) to December 31, 1997 continued

7.  Subsequent events, continued
In March 1993 the Company, Helix, URM, and Helix Phytonetix, Inc. (a related company) entered into a novated Agreement of Settlement with LSU which releases all the parties from any defaults arising from their former respective agreements. Under this Agreement five U.S. patent applications (and their foreign counterparts), which had been prosecuted by Helix, URM, and the Company, became the property of LSU. Pursuant to this new Agreement, the Company was granted by LSU a world- wide exclusive license to the technology of the lytic peptide patent estate with respect to all potential uses except in the area of plant technology. Additionally, the Company was granted a conditional right, without further funding from the Company, to obtain a license to certain future lytic peptide technology which LSU may develop.

From the outset of its Agreement of Settlement with LSU in 1993, the Company contended its position as a patent licensee of the University to be one without proper cooperative support. In 1996 and early 1997 the Company formally notified LSU officials of its concerns about the deteriorating relationship. During the first quarter of 1997 continuing disputes between the Registrant and LSU resulted in each party's placing the other in default of the agreements between the two.

During the second quarter LSU formally terminated the Company's license of certain LSU patents relating to the Cytoporin technology. This termination of license and resolution of the alleged defaults of the parties were all subject to arbitration. The arbitration procedures were invoked, and the Company notified LSU of Registrant's intent to seek further relief in an appropriate court of law.

In late 1997 the Company and LSU made substantial progress in good faith negotiations to settle all disputes. Continued progress in negotiations by year end prompted the parties to place the arbitration proceedings in abeyance and to withhold contemplated legal actions pending the outcome of the negotiations.

In March 1998 the Company and LSU reached final agreement on a "Novation of Prior Agreements". Arbitration proceedures were terminated by the parties.
In consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. Although the assignment was made for nominal consideration, with LSU entitled to no future royalties of licenses rights, the Novation Agreement contains a provision by which Helix BioMedix may pay up to $1,000,000 to LSU upon final FDA approval of the first two pharmaceuticals falling within the scope of the patents and patent applications now assigned by LSU to the Company.