Form 10QSB
period 1998-03-31
HELIX BIOMEDIX INC
filed 1998-05-15
CIK 831749

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                                        Shares  Outstanding
            Class of Securities                           at April 1, 1998
            ___________________                         ___________________

            Common Stock, no par value                       1,612,305

DOCUMENTS INCORPORATED BY REFERENCE: YES, SEE INDEX ON PAGE 3
                                    -------------------------
EXHIBITS: Indexed at page 3.
         -------------------
PAGES: This form 10-QSB consists of 4 pages, plus pages F-1 through F-5 - F-6.

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

         Accountants' Disclaimer of Opinion .......................F-1

         Balance Sheet ............................................F-2

         Statements of Loss and Accumulated Deficit ...............F-3

         Statements of Cash Flows .................................F-4

         Notes to Financial Statements .........................F-5 - F-6

    These financial statements should be read in conjunction with the audited financial statements at December 31, 1997. Those statements are incorporated herein by reference as part of Exhibit 99-a.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

    This item is incorporated by reference to Item 6-Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. (Exhibit 99-a). That Report was dated April 15, 1998, and, except for the financial statements, the information therein is current and fully applicable to the report.

    (a) Plan of Operation

    The Company's general plan of operation is outlined in Item 1 of Part 1 of Exhibit No. 99-a. The Company has maintained operations since 1990 primarily with limited capital provided by loans from key Shareholders. A major strategic and financial corporate restructuring initiative has been undertaken since 1993. The details of this program are set forth in Item 1 of Part 1, Exhibit 99-a. The Company believes it is now prepared to implement a Business Plan providing for both near term and long term product introductions. At the present time the Company is actively seeking ] additional capital through private sector financing. Such financing will be used to bring the Company to continuing economic viability from commercially profitable operations. This plan contemplates revenues from licensing and strategic alliances for long term development of prescription pharmaceutical products as will as introduction within the near term of products subject to less regulatory restraints. It is expected by management that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

    Company's Proprietary Position and Competition

    The Company believes it is establishing a strong patent position (both U.S. and foreign) with respect to the compositions of matter and use of its Cytoporin peptides. There is increasing interest in the biopharmaceutical industry in the potential for lytic peptides as therapeutic drug agents.
    To the best of the Company's knowledge there are at least four other U.S. companies actively working in the field. They have greater financial re-sources available to them. However, Registrant believes its early dates on patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of nine years. The Company's five year Business Plan embraces a concept of long term strategic partnering and introduction of near term proprietary products to niche markets. Company management believes the Plan takes full] cognizance of the emerging presence of well financed competitors in the general field of endeavor.

    Critical Developments in the Company's Relationship with Louisiana State University ("LSU")

    From the outset of its Agreement of Settlement with LSU is 1993, the Company found its position as a patent licensee of the University to be one without proper cooperative support. In 1996 and early 1997 the Company formally notified LSU officials of its concerns about the deteriorating relationship. During the first quarter of 1997 continuing disputes between the Registrant and LSU resulted in each party's placing the other in default of the agree-ments between the two.

    During the second quarter of 1997 LSU formally terminated the Company's license of certain LSU patents relating to the Cytoporin technology. This termination of license and resolution of the alleged defaults of the parties were all subject to arbitration. The arbitration procedures were invoked, and the Company notified LSU of Registrant's intent to seek further relief in an appropriate court of law. The actions of LSU in summarily terminating the license were unwarranted in the opinion of management and corporate counsel. Furthermore, throughout 1997 Registrant's ongoing initiatives to raise capital and to confect strategic alliances were effectively in a state of hiatus until the conflict with LSU was settled or otherwise resolved. Management and corporate counsel for the Company emphasized to LSU that the University was exposing itself to serious liability for damages which would continue to increase by the month.

    In late 1997 the Company and LSU made substantial progress in good faith negotiations to settle all disputes. Continued progress in negotiations by year end prompted the parties to place the arbitration proceedings in abey-ance and to withhold contemplated legal actions pending the outcome of the negotiations.

    In March 1998 the Company and LSU reached final agreement of a "Novation of Prior Agreements". Arbitration procedures were terminated by the parties. In consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The details of this novation agreement and the importance of the Company's outright ownership of the entire patent estate will be further addressed by Registrant in a Form 8-K Report.

    (b) Management's Discussion and Analysis

    During the two fiscal years ending December 31, 1993 and December 31, 1994, While the Company was instituting the restructuring program discussed in this report, the cost of operations was held to a minimum. Continuing through 1995, in the absence of revenues operating losses were held to app-roximately $47,000 per quarter, of which approximately $14,000 per quarter represents interest accrual rolled into the principal of loans from share-holders. Administrative costs were controlled at a low level by the fact that only the Company's President was a full time employee. During this period the company substantially enhanced its patent prosecution with an investment of nearly $11,000 per quarter. In house research and development was placed in a holding pattern, with no funds of the Company expended in this area. However, evaluation and product development with the Company's Cytoporin compounds has continued on an accelerated basis at Therapeutic Peptides, Inc.

    During 1996 operations continued to be funded by loans from shareholders in the amount of approximately $236,000. At December 31, 1996 the Company's balance sheet was substantially improved by the conversion of approximately $111,000 in debt into common stock.

    In 1996 operating losses increased to an average of approximately $82,500 per quarter, of which approximately $16,500 per quarter represented interest accrual on loans from major shareholders. The main source of increase in operating expense in 1996 over the prior year came from stepped up R & D expense.

    Because of the hiatus created in 1997 by the revocation of the Company's license by LSU, operating expenses and R & D expenditures were substantially curtailed. Operating losses averaged approximately $57,100 per quarter, of which amount $19,900 was for accrual of interest. Operations were funded by loans from key shareholders. On December31, 1997 the Company's balance sheet was substantially improved by debt reduction through the conversion of $772,075 in promissory notes payable to key shareholders into common stock of the Company. This was indicative of the continuing confidence of manage-ment and key shareholders in the prospects for the Company's future.

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

    In 1998 the Company expects to complete its renewed initiative to raise capital through private financing, pursuant to successful resolution of the disputes with LSU. In its first phase of financing, the Company is seeking to raise $500,000 as bridge capital to fund operations for a period of twelve to sixteen months at the level projected in the Business Plan. Management believes it is now critically important to increase spending in in order to (i) step up further development of the patent estate, (ii) fund the vital product development work at TPI, (iii) aggressively proceed with seeking strategic alliances, (iv) maintain public reporting of company finances and operations, and to (v) conclude successfully an effort to bring further equity capital funding to the Company. Management believes after the bridge capital funding that an additional $2.0 million added to the Company's equity capital base will permit the Company to emerge profitably from its development stage during the next two to three years. Success in its efforts to consummate the planned private capital financing steps is now essential to the Company's completion of the restructuring program which it has undertaken.

    During the last quarter of 1995 operations were highlighted by two important technical developments. These were reported in two News Releases which were both nationally and internationally promulgated through the media and Business Wire services. Copies of these releases were included as exhibits in Registrant's 1995 10KSB Report, which is incorporated by reference herein as Exhibit 13-j. In 1996 and 1997 these News Releases have resulted in inquiries from over 20 international pharmaceutical and biotechnology companies. The inquiries about the Cytoporin technology have already developed for the Company on-going dialogue with several potential candidates for strategic alliances.

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

    The Company's common stock, which if traded OTC under the symbol "HXBM" on the NASDAQ bulletin board, continues to trade only sporadically and in small transactions. Management believes this will continue to be the case until the Company completes its first step of bridge financing and thereby permit expanded operations under a sound and viable Business Plan. As a step Precedent to resumption of active public trading of the common stock, in late 1995 the Company made application for and obtained published coverage of the Company in Standard and Poor's Corporation Records. This coverage continues on a current basis.

    Pending completion of ongoing financing initiatives, current operations of the Company continue to be financed by loans from and /or investments by several key shareholders.
                                       2

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On November 3, 1995 the Company entered into a Loan Agreement with Inter-national Biochemicals Group, Inc. ("IBG") whereby IBG advanced $25,000 to the Company and made a commitment for further lending. On November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due dare of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in] consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect on the above referenced note.

    On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgement on the note. Corporate Counsel for the Company timely responded to the petition and filed a re-conventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. This litigation is now in the discovery phase.

ITEM 2.  CHANGES IN SECURITIES

       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5.  OTHER INFORMATION

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.  Description and Location
-----------  ------------------------

99-a Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997
             Incorporated by reference to Form 10-KSB for 1997 filed by Registrant with the SEC (File No. 33-20897-D) on April 14, 1998.

(b) Reports on Form 8-K

    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX BIOMEDIX, INC.                                   DATE: May 14, 1998

By:/s/ Keith P. Lanneau
       ----------------
       Keith P. Lanneau, President, Principal Financial and Accounting Officer.

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                                 March 31, 1998
                                  (Unaudited)

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

          STATEMENTS OF LOSS AND ACCUMULATED DEFICIT            F-3

          STATEMENTS OF CASH FLOWS                              F-4

          NOTES TO FINANCIAL STATEMENTS                         F-5

The Board of Directors
Helix BioMedix, Inc.




The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of March 31, 1998 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.

Aurora, Colorado
May 12, 1998


                                                    COMISKEY & COMPANY
                                                    PROFESSIONAL CORPORATION

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 1998
                                  (Unaudited)

        ASSETS

    CURRENT ASSETS
        Cash                                                  $      730
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                      25,730

    OTHER ASSETS
        Antimicrobial technology (net)                           129,683
        Patents pending and approved (net)                       327,316
        Accrued interest receivable                                4,028
                                                              ----------
                                                                 461,027
                                                              ----------
        TOTAL ASSETS                                          $  486,757
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $      338
        Accounts payable - related party                           8,500
        Notes payable                                             40,500
        Notes payable - related parties                          320,721
        Accrued interest payable                                  13,749
                                                              ----------
        Total current liabilities                                383,808

    LONG-TERM LIABILITIES
        Notes payable to shareholders                             25,000

        STOCKHOLDERS' EQUITY
        Common stock, no par value, 2,000,000 shares
        authorized, 1,612,306 shares issued and outstanding    2,796,505

        Preferred stock, no par value, 400,000 shares
        authorized, no shares issued or outstanding                    -

        Additional paid-in-capital                               137,400

        Deficit accumulated during the
        development stage                                     (2,855,956)
                                                              ----------
                                                                  77,949
                                                              ----------
        Total liabilities and stockholders' equity            $  486,757
                                                              ==========
    The accompanying notes are an integral part of the financial statement
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        For the period from inception (November 7, 1988) to March 31, 1998
                               (Unaudited)

                          Inception to      For the quarter ended
                          March 31,                March 31,
                          1998                1998            1997
                          ------------      ------------------------
REVENUE                   $     19,500      $       -     $   10,000

EXPENSES
 Research &
  development                1,444,319         12,000         34,500
 Amortization                  114,559          4,895          4,373
 Accounting & legal            115,939              -              -
 Advertising                    13,488              -              -
 Compensation cost             137,400              -              -
 Consulting fees               497,853         10,900          6,000
 Office expense                155,718          4,403          5,886
 Other general &
  administrative costs          11,561            274            194
                          ------------      ---------     ----------

TOTAL OPERATING
     EXPENSES                2,490,837         32,472         50,953
                          ------------      ---------     ----------

NET LOSS FROM
     OPERATIONS             (2,467,747)       (32,472)       (40,515)

OTHER (INCOME) EXPENSE

Gain on settlement of lawsuit  (48,574)             -              -
Interest income                 (4,028)          (438)          (438)
Interest expense               437,221          7,413         18,740
                          ------------      ---------     ----------
                               388,209          6,975         18,740
                          ------------      ---------     ----------

NET LOSS                  $ (2,855,956)     $ (39,447)    $  (59,255)
                          ============      =========     ==========

NET LOSS PER SHARE              ($3.00)        ($0.02)        ($0.05)
                          ============      =========     ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         951,977      1,597,405      1,207,620
                          ============      =========     ==========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to March 31, 1998
                                  (Unaudited)

                                       Inception to   For the three months end
                                       March 31,             March 31,
                                       1998              1998        1997
                                       ------------   -----------  ----------

NET CASH USED IN OPERATIONS            $ (1,909,978)  $   (37,040) $  (13,285)

CASH FLOWS FROM INVESTING ACTIVITIES

    Patents                                (208,548)       (6,321)     (1,806)
                                       ------------   -----------  ----------

NET CASH PROVIDED (USED) IN
    INVESTING ACTIVITIES                   (208,548)       (6,321)     (1,860)

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received in reverse acquisition    634,497            -            -
    Note receivable                         (25,000)           -            -
    Notes payable                            72,894          500       25,000
    Related party notes payable (net)       537,146       27,590      (11,000)
    Issuance of stock for cash               62,000       10,000            -
    Issuance of stock for debt              837,719        4,900            -
                                       ------------   -----------  ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                            2,119,256       42,990       14,000
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH                 730         (371)      (1,091)

CASH, BEGINNING OF PERIOD                         -         1,101       1,369
                                       ------------   -----------  ----------

CASH, END OF PERIOD                    $        730   $       730  $      278
                                       ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents              66,486             -           -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    76,935         2,815       1,806
Accounts payable converted to notes         700,559             -      22,953
Accrued interest rolled into note           354,163         7,413      17,689
Notes converted to equity                 1,639,548             -           -



    The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1998
                                   (Unaudited)


1. Management's representation of interim financial information. The accompanying financial statements have been prepared by Helix BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1997.

2.   Changes in Classification
     Classification changes in the 1997 financial statement cash flow data were made in order to conform to the current year presentation.

3.   Critical Developments in the Company's Relationship with LSU
     From the outset of its Agreement of Settlement with LSU in 1993, the Company found its position as a patent licensee of the University to be one without proper cooperative support. In 1996 and early 1997 the Company formally notified LSU officials of its concerns about the deteriorating relationship. During the first quarter of 1997 continuing disputes between the Registrant and LSU resulted in each party's placing the other in default of the agreements between the two.

     During the second quarter of 1997 LSU formally terminated the Company's license of certain LSU patents relating to the Cytoporin technology. This termination of license and resolution of the alleged defaults of the parties were all subject to arbitration. The arbitration procedures were invoked, and the Company notified LSU of Registrant's intent to seek further relief in an appropriate court of law. The actions of LSU in summarily terminating the license were unwarranted in the opinion of management and corporate counsel. Furthermore, throughout 1997 Registrant's ongoing initiatives to raise capital and to confect strategic alliances were effectively in a state of hiatus until the conflict with LSU was settled or otherwise resolved. Management and corporate counsel for the Company emphasized to LSU that the University was exposing itself to serious liability for damages which would continue to increase by the month.

     In late 1997 the Company and LSU made substantial progress in good faith negotiations to settle all disputes. Continued progress in negotiations by year end prompted the parties to place the arbitration proceedings in abeyance and to withhold contemplated legal actions pending the outcome of the negotiations. As the outcome of this litigation cannot be determined, no accrual was made in excess of the original amount due to IBG was made in these financial statements.

     In March 1998 the Company and LSU reached final agreement on a "Novation of Prior Agreements". Arbitration proceedures were terminated by the parties. In consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The details of this novation agreement and the importance of the Company's outright ownership of the entire patent estate will be further addressed by Registrant in a Form 8-K Report.

                                 Helix BioMedix, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                   March 31, 1998
                                     (Unaudited)




4.   Legal Proceedings
     On November 3, 1995 the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced $25,000 to the Company and made a commitment for further lending. On
     November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect on the above referenced note.

     On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. This litigation is now in the discovery phase.