Form 10QSB
period 1998-06-30
HELIX BIOMEDIX INC
filed 1998-08-14
CIK 831749

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                 (504)-387-1112
______________________________________________________________________________
                 (Registrant's telephone number, including area code)

                               Not Applicable
______________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

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

                                                      Shares
                                                      Outstanding
            Class of Securities                       at July 1, 1998
            ___________________                       ___________________

            Common Stock, no par value                      1,613,700

DOCUMENTS INCORPORATED BY REFERENCE: YES, SEE INDEX ON PAGE 7.
                                    -------------------------
EXHIBITS: Indexed at page 7.
         -------------------
PAGES: This form 10-QSB consists of 8 pages, plus pages F-1 through F-6.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Information
    Please see Pages F-1 through F-6.

    The following financial statements are filed as part of the Report:

         Accountants' Disclaimer of Opinion ....................F-1

         Balance Sheet .........................................F-2

         Statements of Loss and Accumulated Deficit ............F-3

         Statements of Cash Flows ..............................F-4

         Notes to Financial Statements ......................F-5 - F-6

    These financial statements should be read in conjunction with the audited financial statements at December 31, 1997. Those statements are incorporated herein by reference as part of Exhibit 99-a.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

      This item incorporates by reference Item 1-Part I and Item 6-Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. (Exhibit No. 99-a). That Report was dated April 15, 1998, and, except for the financial statements, the information therein is current and fully applicable to this Report. This item also incorporates by reference
Item 2-Part I of Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 (Exhibit No. 99-b).

(a)  Plan of Operation

     The Company's general plan of operation is outlined in Item 1 of Part I of Exhibit No. 99-a. The Company has maintained operations since 1990 primarily with limited capital provided by loans from key Shareholders. A major strategic and financial corporate restructuring initiative has been undertaken since 1993. The details of this program are set forth in Item 1 of
Part I, Exhibit No. 99-a. The Company believes it is now prepared to implement a Business Plan providing for both near term and long term product introductions. At the present time the Company is actively seeking additional capital through private sector financing. Such financing will be used to bring the Company to continuing economic viability from commercially profitable operations. This plan contemplates revenues from licensing and strategic alliances for long term development of prescription pharmaceutical products as well as introduction within the near term of products subject to less regulatory restraints. It is expected by management that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

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

ITEM 2.  CHANGES IN SECURITIES

On June 22, 1998 Registrant's Board of Directors, in accordance with Section 7-106-102 of the Colorado Corporation Code, duly adopted an Amendment to the Corporation's Articles of Incorportation by adding a new Article XIV which creates a "Series A Convertible Preferred Stock". The amendment designates the preferences, powers, and special rights of this series of the 400,000 shares of presently authorized No Par Value Preferred Stock in the stated capital of the corporation. No shares of such Series A Preferred Stock have been issued; however, management believes such shares may be offered by the Company in connection with its on going initiatives to attract substantial private financing.

The Series A Preferred Stock, which is convertible into common stock on a share for share basis, will have liquidation preference over the no par value common stock of Registrant and will have preferential voting rights. The Series A Preferred Stock will have three (3) votes per share, whereas each share of common stock is entitled to one (1) vote per share on all matters to come before both classes of shareholders. The Company has no plans for registration of the shares of Series A Preferred Stock which may issued in connection with the contemplated private financing initiatives.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.             Description and Location
-----------        ---------------------------------

99-a Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997
                   Incorporated by reference to Form 10-KSB for 1997 filed by Registrant with the SEC ( File No. 33-20897-D) on
                   April 15, 1998.

99-b Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 1998
                   Incorporated by reference to Form 10-QSB for the period Ended March 31, 1998 and filed by Registrant with the SEC (File No. 33-20897-D) on May 14, 1998.


(b)  Reports on Form 8-K--None

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



HELIX BIOMEDIX, INC.                         DATE:  August 13, 1998


BY:/s/ Keith P. Lanneau
      Keith P. Lanneau, President, Principal Financial and Accounting Officer.

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                                 June 30, 1998
                                  (Unaudited)

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

     STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                   F-3

     STATEMENTS OF CASH FLOWS                                     F-4

     NOTES TO FINANCIAL STATEMENTS                                F-5

The Board of Directors
Helix BioMedix, Inc.


The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of June 30, 1998 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.

Denver, Colorado
August 10, 1998


                                            COMISKEY & COMPANY
                                            PROFESSIONAL CORPORATION

                                   Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                     June 30, 1998
                                      (Unaudited)

        ASSETS

    CURRENT ASSETS
        Cash                                                 $       337
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                      25,337

    OTHER ASSETS
        Accrued interest receivable                                4,466
        Antimicrobial technology (net)                           126,870
        Patents pending and approved (net)                       335,449
                                                              ----------
                                                                 466,785
                                                              ----------
        TOTAL ASSETS                                          $  492,122
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $   12,803
        Accounts payable - related party                          16,588
        Notes payable                                             40,000
        Notes payable - related parties                          345,135
        Accrued interest payable                                  14,803
                                                              ----------
        Total current liabilities                                429,329

    LONG-TERM LIABILITIES
        Notes payable to shareholders                             26,010

        STOCKHOLDERS' EQUITY
        Common stock, no par value, 2,000,000 shares
        authorized, 1,613,700 shares issued and outstanding    2,797,900

        Preferred stock, no par value, 400,000 shares
        authorized, no shares issued or outstanding                    -

        Additional paid-in-capital                               137,400

        Deficit accumulated during the
        development stage                                     (2,898,517)
                                                              ----------
                                                                  36,783
                                                              ----------
        Total liabilities and stockholders' equity            $  492,122
                                                              ==========
    The accompanying notes are an integral part of the financial statement
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        For the period from inception (November 7, 1988) to June 30, 1998
                               (Unaudited)

                        Inception to    For the quarter ended     For the six months ended
                        June 30,        June 30,      June 30,    June 30,      June 30,
                        1998            1998          1997        1998          1997
                        ------------    ---------     ---------   ----------    --------
REVENUE                $      19,500   $        -    $        -  $         -   $  10,000

EXPENSES
 Amortization                119,454        4,895         4,373        9,790       8,746
 Accounting & legal          119,707        3,768         3,173        3,768       3,173
 Advertising                  13,488            -             -            -           -
 Compensation cost           137,400            -             -            -           -
 Consulting fees             505,248         7,395       10,500       18,295      16,500
 Office expense              161,884         6,166        4,571       10,569      10,457
 Other general &
  administrative costs        12,361           799          234        1,074         428
 Research & development    1,456,319        12,000       12,000       24,000      46,500


                        ------------      --------     --------   ----------    --------

TOTAL OPERATING
     EXPENSES              2,525,861        35,023       34,851       67,496      85,804
                        ------------      --------     --------   ----------    --------

NET LOSS FROM
     OPERATIONS           (2,506,361)      (35,023)     (34,851)     (67,496)    (75,804)

OTHER (INCOME) EXPENSE

Gain on settlement
    of lawsuit               (48,574)            -            -            -           -
Interest income               (4,466)         (438)        (438)        (876)       (876)
Interest expense             445,196         7,975       19,333       15,388      38,073
                        ------------      --------      -------    ---------     -------

NET LOSS                $ (2,898,517)    $ (42,560)  $  (53,746)  $  (82,008)  $(113,001)
                        ============     =========   ==========   ==========   =========

NET LOSS PER SHARE            ($2.99)       ($0.03)      ($0.04)      ($0.06)     ($0.09)
                        ============     =========   ==========   ==========   =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       969,040     1,612,305    1,270,620    1,436,385   1,270,620
                        ============     =========    ==========   =========   =========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to June 30, 1998
                                  (Unaudited)

                                       Inception to   For the six months end
                                       June 30,             June 30,
                                       1998              1998        1997
                                       ------------   -----------  ----------

NET CASH USED IN OPERATIONS            $ (1,925,080)  $   (52,142) $   (7,921)

CASH FLOWS FROM INVESTING ACTIVITIES

    Patents                                (218,763)      (16,536)     (7,411)
                                       ------------   -----------  ----------

NET CASH PROVIDED (USED) IN
    INVESTING ACTIVITIES                   (218,763)      (16,536)     (7,411)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              837,719        4,900            -
    Issuance of stock for cash               62,000       10,000            -
    Note receivable                         (25,000)           -            -
    Cash received in reverse acquisition    634,497            -            -
    Notes payable                            73,404        1,010       25,000
    Related party notes payable (net)       561,560       52,004      (11,000)
                                       ------------   -----------  ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                            2,144,180       67,914       14,000
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH                 337         (764)      (1,332)

CASH, BEGINNING OF PERIOD                         -         1,101       1,369
                                       ------------   -----------  ----------

CASH, END OF PERIOD                    $        337   $       337  $       37
                                       ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents              66,486             -           -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    87,150        13,030       7,411
Accounts payable converted to notes         700,559             -      22,953
Accrued interest rolled into note           361,087        14,337      35,971
Notes converted to equity                 1,639,548             -           -



    The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


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

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


4.   Changes in Securities
     On June 22, 1998 Registrant's Board of Directors, in accordance with
     Section 7-106-102 of the Colorado Corporation Code, duly adopted an Amendment to the Corporation's Articles of Incorporation by adding a new Article XIV which creates a "Series A Convertible Preferred Stock". The amendment designates the preferences, powers, and special rights of this series of the 400,000 shares of presently authorized No Par Value Preferred Stock in the stated capital of the corporation. No shares of such Series A Preferred Stock have been issued; however, management believes such shares may be offered by the Company in connection with its on going initiatives to attract substantial private financing.

     The Series A Preferred Stock, which is convertible into common stock on a share for share basis, will have liquidation preference over the no par value common stock of Registrant and will have preferential voting rights. The Series A Preferred Stock will have three (3) votes per share, whereas each share of common stock is entitled to one (1) vote per share on all matters to come before both classes of shareholders. The Company has no plans for registration of the shares of Series A Preferred Stock which may be issued in connection with the contemplated private financing initiatives.