Form 10QSB
period 1998-09-30
HELIX BIOMEDIX INC
filed 1998-11-17
CIK 831749

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                                      Shares
                                                      Outstanding
            Class of Securities                       at November 1, 1998
            ___________________                       ___________________

            Common Stock, no par value                      1,616,200
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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

      This item incorporates by reference Item 1-Part I and Item 6-Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. (Exhibit No. 99-a). That Report was dated April 15, 1998, and, except for the financial statements, the information therein is current and fully applicable to this Report. This item also incorporates by reference
Item 2-Part I of Registrant's Quarterly Report on Form 10-QSB for the period ended June 31, 1998 (Exhibit No. 99-b).

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

In 1998 the Company expects to complete its renewed initiative to raise capital through private financing, pursuant to successful resolution of the disputes with LSU. In its first phase of financing, the Company is seeking to raise $600,000 as bridge capital to fund operations for a period of twelve to sixteen months at the level projected in the Business Plan. Management believes it is now critically important to increase spending in order to (i) step up further development of the patent estate, (ii) fund the vital product development work at TPI, (iii) aggressively proceed with seeking strategic alliances, (iv) maintain public reporting of company finances and operations, and to (v) conclude successfully an effort to bring further equity capital funding to the Company. Management believes after the bridge capital funding that an additional $2.0 million added to the Company's equity capital base will permit the Company to emerge profitably from its development stage during the next two to three years. Success in its efforts to consummate the planned private capital financing steps is now essential to the Company's completion of the restructuring program which it has undertaken.

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

On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998 the Court granted the judgment to Interbio for payment of principal and interest due on the note along with legal costs. The judgment is on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus interest of $7,454. In the event the Company's appeal is unsuccessful, management estimates the Company will be liable for an additional
$15,080 in interest and legal fees pursuant to the aforementioned judgement.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

As set forth in Part I - Item 2 herein, in March 1998 LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The named assignee was Helix BioMedix, Inc. of Louisiana, the wholly owned subsidiary of
Registrant. On August 7,1998, by an act of conveyance, Registrant transferred to Helix BioMedix of Louisiana any and all rights it held to other intellectual property relating to the lytic peptide technology. Registrant had previously secured its convertible, demand notes payable to related parties by a pledge of a first security interest in all of its technology and intellectual property rights. Therefore, pursuant to consolidation of such rights to the technology in the subsidiary, on August 7, 1998 the Company agreed to secure its "Demand Notes Payable--Related Parties" with a pledge of all the capital stock of its wholly owned subsidiary, Helix BioMedix of Louisiana. As seen on page F-2 of the financial statements herein, the aggregate amount of these secured notes was $379,237 as of September 30, 1998.


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

99-b Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1998
                   Incorporated by reference to Form 10-QSB for the period Ended March 31, 1998 and filed by Registrant with the SEC (File No. 33-20897-D) on August 14, 1998.


(b)  Reports on Form 8-K--None

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



HELIX BIOMEDIX, INC.                         DATE: November 13, 1998


BY:/s/ Keith P. Lanneau
      Keith P. Lanneau, President, Principal Financial and Accounting Officer.

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                               September 30, 1998
                                  (Unaudited)

CONTENTS

                                                                 Page

    ACCOUNTANTS' REPORT                                           F-1

     BALANCE SHEET                                                F-2

     STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                   F-3

     STATEMENTS OF CASH FLOWS                                     F-4

     NOTES TO FINANCIAL STATEMENTS                             F-5 - F-6

The Board of Directors
Helix BioMedix, Inc.


The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of September 30, 1998 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.

Denver, Colorado
November 12, 1998


                                            COMISKEY & COMPANY
                                            PROFESSIONAL CORPORATION

                                   Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                   September 30, 1998
                                      (Unaudited)

        ASSETS

    CURRENT ASSETS
        Cash                                                 $       142
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                      25,142

    OTHER ASSETS
        Accrued interest receivable                                4,904
        Antimicrobial technology (net)                           124,057
        Patents pending and approved (net)                       346,077
                                                              ----------
                                                                 475,038
                                                              ----------
        TOTAL ASSETS                                          $  500,180
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES

        Accounts payable - trade                              $   12,397
        Accounts payable - related party                          26,534
        Notes payable                                             40,000
        Notes payable - related parties                          379,237
        Accrued interest payable                                  15,854
                                                              ----------
        Total current liabilities                                474,022

    LONG-TERM LIABILITIES
        Notes payable to shareholders                             26,530

    STOCKHOLDERS' DEFICIT
        Preferred stock, no par value, 400,000 shares
        authorized, no shares issued or outstanding                    -

        Common stock, no par value, 2,000,000 shares
        authorized, 1,616,200 shares issued and outstanding    2,800,400

        Additional paid-in-capital                               137,400

        Deficit accumulated during the
        development stage                                     (2,938,172)
                                                              ----------
                                                                    (372)
                                                              ----------
        Total liabilities and stockholders' deficit            $  500,180
                                                              ==========
    The accompanying notes are an integral part of the financial statement
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
      For the period from inception (November 7, 1988) to September 30, 1998
                               (Unaudited)

                        Inception to   For the three months ended  For the nine months ended
                        September 30,  September 30, September 30, September 30, September 30,
                        1998           1998          1997          1998          1997
                        ------------   ----------    ----------    ----------    ---------
REVENUE                $      19,500   $        -    $        -    $        -    $  10,000

EXPENSES
 Accounting & legal          120,524          817           585           585        3,758
 Advertising                  13,488            -             -             -            -
 Amortization                124,349        4,895         4,373        14,685       13,119
 Compensation cost           137,400            -             -             -            -
 Consulting fees             513,748        8,500         8,950        26,795       25,450
 Office expense              166,888        5,004         6,035        15,573       16,492
 Other general &
  administrative costs        12,672          311           240         1,385          668
 Research & development    1,468,319       12,000        12,000        36,000       58,500
                        ------------     --------      --------    ----------     --------
TOTAL OPERATING
     EXPENSES              2,557,388       31,527        32,183        99,023      117,987
                        ------------     --------      --------    ----------     --------
NET LOSS FROM
     OPERATIONS           (2,537,888)     (31,527)      (32,183)      (99,023)    (107,987)

OTHER (INCOME) EXPENSE

Gain on settlement
    of lawsuit               (48,574)           -             -             -            -
Interest income               (4,904)        (438)         (438)       (1,314)      (1,314)
Interest expense             453,762        8,566        20,277        23,954       58,350
                        ------------     --------       -------     ---------      -------
                             400,284        8,128        19,839        22,640       57,036
                        ------------     --------       -------     ---------      -------

NET LOSS                $ (2,938,172)    $ (39,655)  $  (52,022)    $(121,663)   $(165,023)
                        ============     =========   ==========     =========    =========

NET LOSS PER SHARE      $      (2.98)    $   (0.02)  $    (0.04)    $   (0.08)   $   (0.13)
                        ============     =========   ==========     =========    =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       985,460     1,613,700    1,270,620     1,522,859    1,270,620
                        ============     =========    =========     =========    =========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to September 30, 1998
                                  (Unaudited)

                                       Inception to   For the nine months end
                                       September 30,       September 30,
                                       1998              1998        1997
                                       ------------   -----------  ----------

NET CASH USED IN OPERATIONS            $ (1,947,187)  $   (74,249) $  (15,441)

CASH FLOWS FROM INVESTING ACTIVITIES

    Patents                                (231,473)      (29,246)     (7,494)
                                       ------------   -----------  ----------

NET CASH PROVIDED (USED) IN
    INVESTING ACTIVITIES                   (231,473)      (29,246)     (7,494)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              837,719        4,900            -
    Issuance of stock for cash               62,000       10,000            -
    Note receivable                         (25,000)           -            -
    Cash received in reverse acquisition    634,497            -            -
    Notes payable                            73,924        1,530       37,100
    Related party notes payable (net)       595,662       56,106      (11,000)
                                       ------------   -----------  ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                            2,178,802      102,536       26,100
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH                 142         (959)       3,165

CASH, BEGINNING OF PERIOD                         -         1,101       1,369
                                       ------------   -----------  ----------

CASH, END OF PERIOD                    $        142   $       142  $    4,534
                                       ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents              66,486             -           -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    99,859        25,739       7,494
Accounts payable converted to notes         700,559             -      22,953
Accrued interest rolled into note           368,602        21,852      56,248
Notes converted to equity                 1,639,548             -           -



    The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                September 30, 1998
                                   (Unaudited)


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

3.   Legal Proceedings
     On November 3, 1995 the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced
     $25,000 to the Company and made a commitment for further lending. On November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect on the above referenced note.
     On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998 the Court granted the judgment to Interbio for payment of principal and interest due on the note along with legal costs. The judgment is on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus interest of $7,454. In the event the Company's appeal is unsuccessful, management estimates the Company will be liable for an additional $15,080 in interest and legal fees pursuant to the aforementioned judgement.

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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