Form 10QSB/A
period 1998-09-30
HELIX BIOMEDIX INC
filed 1998-11-19
CIK 831749

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

(b)  Management's Discussion and Analysis

     During the two fiscal years ending December 31, 1993 and December 31, 1994, while the Company was instituting the restructuring program discussed in this report, the cost of operations was held to a minimum. Continuing through 1995, in the absence of revenues operating losses were held to approximately $47,000 per quarter, of which approximately $14,000 per quarter represents interest accrual rolled into the principal of loans from shareholders. Administrative costs were controlled at a low level by the fact that only the Company's President was a full time employee. During this period the Company substantially enhanced its patent prosecution with an investment of nearly $11,000 per quarter. In-house research and development was placed in a holding pattern, with no funds of the Company expended in this area. However, evaluation and product development with the Company's Cytoporin compounds has continued on an accelerated basis at Therapeutic Peptides, Inc.

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

On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement.
On August 19, 1998 the Court granted the judgment to Interbio for payment of principal and interest due on the note along with legal costs. The judgment is on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus interest of $7,454. In the event the Company's appeal is unsuccessful, management estimates the Company will be liable for an additional $15,080 in interest and legal fees pursuant to the aforementioned judgment. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

As set forth in Part I - Item 2 herein, in March 1998 LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The named assignee was Helix BioMedix, Inc. of Louisiana, the wholly owned subsidiary of Registrant. On August 7, 1998, by an act of conveyance, Registrant transferred to Helix BioMedix of Louisiana any and all rights it held to other intellectual property relating to the lytic peptide technology. Registrant had previously secured its convertible, demand notes payable to related parties by a pledge of a first security interest in all of its technology and intellectual property rights. Therefore, pursuant to consolidation of such rights to the technology in the subsidiary, on August 7, 1998 the Company agreed to secure its "Demand Notes Payable-Related Parties" with a pledge of all the capital stock of its wholly owned subsidiary, Helix BioMedix of Louisiana. As seen on page F-2 of the financial statements herein, the aggregate amount of these secured notes was $379,237 as of September 30, 1998.

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

Denver, Colorado
November 12, 1998


                                            COMISKEY & COMPANY
                                            PROFESSIONAL CORPORATION

                                   Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                     September 30, 1998
                                      (Unaudited)

        ASSETS

    CURRENT ASSETS
        Cash                                                 $       142
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                      25,142

    OTHER ASSETS
        Accrued interest receivable                                4,904
        Antimicrobial technology (net)                           124,057
        Patents pending and approved (net)                       346,077
                                                              ----------
                                                                 475,038
                                                              ----------
        TOTAL ASSETS                                          $  500,180
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $   12,397
        Accounts payable - related party                          26,534
        Notes payable                                             40,000
        Notes payable - related parties                          379,237
        Accrued interest payable                                  15,854
                                                              ----------
        Total current liabilities                                474,022

    LONG-TERM LIABILITIES
        Notes payable to shareholders                             26,530

        STOCKHOLDERS' EQUITY
        Preferred stock, no par value, 400,000 shares
        authorized, no shares issued and outstanding                   -

        Common stock, no par value, 2,000,000 shares
        authorized, 1,6166,200 shares issued and outstanding    2,800,400

        Additional paid-in-capital                               137,400

        Deficit accumulated during the
        development stage                                     (2,938,172)
                                                              ----------
                                                                    (372)
                                                              ----------
        Total liabilities and stockholders' equity            $  500,180
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

                        Inception to    For the three months ended    For the nine months ended
                        September 30,       September 30,                  September 30,
                          1998            1998          1997           1998          1997
                        ------------    ---------     ---------       ----------    --------
REVENUE                $      19,500   $        -    $        -      $         -   $  10,000

EXPENSES
 Accounting & legal          120,524          817           585            4,585       3,758
 Advertising                  13,488            -             -                -           -
 Amortization                124,349        4,895         4,373           14,685      13,119
 Compensation cost           137,400            -             -                -           -
 Consulting fees             513,748         8,500        8,950           26,795      25,450
 Office expense              166,888         5,004        6,035           15,573      16,492
 Other general &
  administrative costs        12,672           311          240            1,385         668
 Research & development    1,468,319        12,000       12,000           36,000      58,500


                        ------------      --------     --------       ----------    --------

TOTAL OPERATING
     EXPENSES              2,557,388        31,527       32,183           99,023     117,987
                        ------------      --------     --------       ----------    --------

NET LOSS FROM
     OPERATIONS           (2,537,888)      (31,527)     (32,183)         (99,023)   (107,987)

OTHER (INCOME) EXPENSE

Gain on settlement
    of lawsuit               (48,574)            -            -                -           -
Interest income               (4,904)         (438)        (438)          (1,314)     (1,314)
Interest expense             453,762         8,566       20,277           23,954      58,350
                        ------------      --------      -------        ---------     -------

                             400,284         8,128       19,839           22,640      57,036

NET LOSS                $ (2,938,172)    $ (39,655)  $  (52,022)      $ (121,663)  $(165,023)
                        ============     =========   ==========       ==========   =========

NET LOSS PER SHARE            ($2.98)       ($0.02)      ($0.04)          ($0.08)     ($0.13)
                        ============     =========   ==========       ==========   =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       985,460     1,613,700    1,270,620        1,522,859   1,270,620
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

                                       Inception to        For the nine months ended
                                       September 30,            September 30,
                                       1998                   1998           1997
                                       ------------        -----------    ----------

NET CASH USED IN OPERATIONS            $ (1,947,187)      $   (74,249)   $  (15,441)

CASH FLOWS FROM INVESTING ACTIVITIES

    Patents                                (231,473)          (29,246)       (7,494)
                                       ------------       -----------    ----------

NET CASH USED IN INVESTING ACTIVITIES      (231,473)          (29,246)       (7,494)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              837,719             4,900             -
    Issuance of stock for cash               62,000            10,000             -
    Note receivable                         (25,000)                -             -
    Cash received in reverse acquisition    634,497                 -             -
    Notes payable                            73,924             1,530        37,100
    Related party notes payable (net)       595,662            56,106       (11,000)
                                       ------------       -----------    ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                            2,178,802           102,536        26,100
                                       ------------       -----------    ----------

NET INCREASE (DECREASE) IN CASH                 142              (959)        3,165

CASH, BEGINNING OF PERIOD                         -             1,101         1,369
                                       ------------       -----------    ----------

CASH, END OF PERIOD                    $        142       $       142    $    4,534
                                       ============       ===========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
AND OTHER CASH INFORMATION

Stock issued to acquire patents              66,486                 -             -
Debt issued to acquire technology           200,000                 -             -
Bridge loans outstanding at acquisition     200,000                 -             -
Patent costs included in accounts payable    99,859            25,739         7,494
Accounts payable converted to notes         700,559                 -        22,953
Accrued interest rolled into note           368,602            21,852        56,248
Notes converted to equity                 1,639,548                 -             -


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

     On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998 the Court granted the judgment to IBG for payment of principal and interest due on the note along with legal costs. The judgment is on appeal and the Company continues the litigation to recover damages from IBG on the reconventional demand still pending in the suit. Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus interest of $7,454. In the event the Company's appeal is unsuccessful, management estimates the Company will be liable for an additional $15,080 in interest and legal fees pursuant to the aforementioned judgment. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from IBG for its alleged breaches of contract.

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