Form 10KSB
period 1998-12-31
HELIX BIOMEDIX INC
filed 1999-04-15
CIK 831749

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

    For the fiscal year ended      December 31, 1998

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required]

    For the transition period from____________ to ______________

***********

COMMISSION FILE NO. 33-20897-D

                            HELIX BIOMEDIX, INC.

       COLORADO                                             84-1080717

                   2151 E. LAKESHORE DR., BATON ROUGE, LA 70808
                                (225) 387-1112


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for the fiscal year ending December 31, 1998: $1,752

     As of December 31, 1998, there were 1,619,300 shares of common no par value stock of Helix BioMedix, Inc. issued and outstanding, and the aggregate market value of the common stock held by non-affiliates was approximately:
$1,194,488

DOCUMENTS INCORPORATED BY REFERENCE:   YES.  SEE INDEX ON PAGES 22-24.

EXHIBITS:   Indexed at Pages 23 through 25.

PAGES: This Form 10-KSB consists of 26 pages, plus pages F-1 through F-17.

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

In March 1993 the Company, Helix, URM, and Helix Phytonetix, Inc. (a related company) entered into a novated Agreement of Settlement with LSU which releases all the parties from any defaults arising from their former respective agreements. Ownership of the lytic peptide technology, formerly jointly owned by LSU and Helix (with the Company as assignee of the Helix interest) was definitively clarified. Under the new Agreement five U.S.
patent applications (and their foreign counterparts), which had been prosecuted by Helix, URM, and the Company, became the property of LSU. Pursuant to the new Agreement, the Company was granted by LSU a world-wide exclusive license to the technology of the lytic peptide patent estate with respect to all potential uses except in the area of plant technology. Additionally, the Company was granted a conditional right, without further funding from the Company, to obtain a license to certain future lytic peptide technology which LSU might develop.

(d)  Stepped up development and prosecution of the patent estate.

In March 1994 the Company discharged the patent law firm which had previously handled prosecution of patent matters relating to the lytic peptide technology. The Company retained another large patent law firm, which it believes is fully qualified to develop the patent estate. The Company is actively working with this law firm, as well as with several patent law firms in foreign countries to achieve the final issuance of several U.S. and foreign patents during 1998 and 1999. During 1997 the patent estate was further enhanced by the granting of two Korean patents. As soon as further financing is available, the Company is prepared to file additional patent applications on its peptides and drug delivery formulations, based on new proprietary bioactive compounds, which are outside the scope of the past agreements with LSU.

(e) Strengthen in-house scientific expertise and obtain enhanced capability to produce the Company's proprietary peptides and to develop formulated drug delivery vehicles for same.

In late 1993 the Company entered into negotiations with Therapeutic Peptides, Inc. ("TPI"), a firm located in New Orleans, LA. In the Registrant's December 31, 1994 10-KSB Report (Exhibit 13-f) it was disclosed that the Company and TPI were considering a plan to merge TPI into Helix BioMedix, contingent upon the latter's success in completing its first step private financing initiative to raise $1,000,000 to $2,000,000 as bridge funding. The Company is currently deliberating with two separate corporate and institutional groups considering substantial private investment in the Company. However, during the latter part of 1995, the Boards of Directors of Helix BioMedix and TPI concluded that the interests of both companies were better served by a contractural strategic alliance between the parties than by a merger of the corporations. On November 10, 1995 the Company and TPI reached agreement on such an alliance and executed a "Cooperative Endeavor Agreement" which closely linked the parties in a joint initiative to further enhance the Company's patent estate and to commercialize the Cytoporin technology.

     Dr. Donald R. Owen, Chief Scientist and a director of the Company, serves as President and Scientific Director of TPI. Since 1993 TPI has utilized its scientific staff and well equipped laboratory facilities to synthesize and further evaluate the Company's lytic peptides. During the period of 1995 through 1998 scientists at TPI developed new "third and fourth generation" derivatives of the Company's Cytoporin peptides which will further enhance the Company's patent estate. Several of the new peptides, as well as earlier patented Cytoporins, all show excellent promise as lead compounds for pre-clinical and clinical development of new drugs.

(f)  Remove the Company's common stock from its previous "penny stock" status.

As set forth in Item 4 (Part I) of this Report, on December 29, 1993 at an Annual Meeting of its Shareholders the Company effected a 500:1 reverse split of its outstanding shares of Common Stock. With only 1,619,300 shares now outstanding, the stock (as set forth in Item 5-Part II herein) has resumed limited trading in the low "dollars", rather than "penny", range. This should facilitate the Company's future efforts to attract market makers and retail brokers to support trading of the Company's securities.

(g) Place the Company's financial reporting on a current basis and resume compliance with the SEC public company reporting requirements.

During the third quarter of 1994 the Company filed those Form 10-KSB and 10-QSB reports necessary to bring it current and in compliance with SEC reporting requirements.

Audited financial statements were prepared for the fiscal years ending December 31, 1989, 1990, 1991, 1992, and 1993. These statements were incorporated in a Form 10-KSB report for the period ending December 31, 1993. That report was filed September 30, 1994 concurrently with the filing of Form 10-QSB reports for the first and second quarters of 1994. The Company also filed with the SEC its 1994 third quarter 10-QSB and December 31, 1994 10-KSB reports on a timely basis. All quarterly 10-QSB and 10-KSB reports for 1995 through 1998 have been filed on a timely basis. The aforesaid reports are incorporated herein by reference as Exhibits 13-a through 13-u. With the present filing of this Form 10-KSB report for the fiscal year ended December 31, 1998, the Company has been in full compliance with SEC public company reporting requirements with timely filing of required reports for the last fifty four (54) months.

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

As soon as practicable after filing of this 1998 10-KSB report the Company plans to resume formal communications with its Shareholders by means of regular meetings, newsletters and/or quarterly and annual reports to the Shareholders.

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

Given the availability of current financial reporting, recent advances in development of its technology, and the aforesaid Business Plan, during 1997 and 1998 the Company made presentations to potential private capital sources, including both venture capital groups and biotech/pharmaceutical companies interested in the Company's technology. Definitive discussions are now underway with several such groups. During 1999 implementation of the financing initiatives is first priority for the Company's management.

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

During the latter half of 1999 the Company believes it will develop an active market for its securities. This will provide liquidity for the present public shareholders as well as lay the groundwork for future public financing by the Company.

Investment in Research and Development

     The Company's direct investment in research and development of its "Cytoporin" (i.e., lytic peptide) technology has aggregated $2,079,918 since Registrant's inception (November 7, 1988) to December 31, 1998. Of this sum an amount of $374,087 has been capitalized as the legal costs incurred in patent prosecution, $200,000 capitalized as a cost paid by promissory note to Helix International Corporation to acquire the Antimicrobial Technology at Registrant's inception, and $25,000 paid in common stock issued (10,000 shares) as partial consideration for Antimicrobial Technology developed for the Company by TPI prior to confection of the Cooperative Endeavor Agreement in November 1995. The balance of $1,480,831 has been expensed as R & D costs as they were incurred by the Company. The Company's total investment in R & D and other operating and interest expenses to develop its Cytoporin technology has aggregated $3,652,250 since Registrant's inception through December 31, 1998.

     To the best of Registrant's knowledge, prior to November 7, 1988 Helix International had invested approximately $839,400 in research and development (excluding patent costs) on the lytic peptide technology. In addition to the approximately $4,492,165 invested by Registrant and Helix International Corporation to develop the technology base, LSU, several other universities, TPI, and several other companies have expended substantial sums of their own in exploring potential applications of the Company's Cytoporin technology.

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


Company's Proprietary Position and Competition

     The Company believes it is establishing a strong patent position (both U.S. and foreign) with respect to the compositions of matter and use of its
Cytoporin peptides.   There is increasing interest in the biopharmaceutical
industry in the potential for lytic peptides as therapeutic drug agents. To the best of the Company's knowledge there are at least five or six other U.S. or Canadian companies actively working in the field. They have greater financial resources available to them. However, Registrant believes its early dates on patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of ten years. The Company's five year Business Plan embraces a concept of long term strategic partnering and introduction of near term proprietary products to niche markets. Company management believes the Plan takes full cognizance of the emerging presence of well financed competitors in the general field of endeavor.

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

     During the second quarter of 1997 LSU formally terminated the Company's license of certain LSU patents relating to the Cytoporin technology. This termination of license and resolution of the alleged defaults of the parties were all subject to arbitration. The arbitration procedures were invoked, and the Company notified LSU of Registrant's intent to seek further relief in an appropriate court of law. The actions of LSU in summarily terminating the license were unwarranted in the opinion of management and corporate counsel. Furthermore, throughout 1997 and early 1998 Registrant's ongoing initiatives to raise capital and to confect strategic alliances were effectively in a state of hiatus until the conflict with LSU was settled or otherwise resolved. Management and corporate counsel for the Company emphasized to LSU that the University was exposing itself to serious liability for damages which would continue to increase by the month.

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


ITEM 2.  PROPERTIES

     The Company maintains its offices in office space provided by the Company's President. The President is paid $300 per month for rent of this space and is reimbursed for out-of-pocket expenses for telephone use, postage, and other general office expenses. These rent payments for rent and other Company offices expenses are not made in cash, but are accrued as an account or note payable to the President (or an affiliated company) until the Company is in a position to pay these expenses on a cash basis. The Company offices are located at 2151 East Lakeshore Dr., Baton Rouge, Louisiana 70818. The telephone number is (225) 387-1112, and the Fax Number is (225) 338-9727.

     Synthesis and testing of the Company's proprietary Cytoporin compounds (lytic peptides) are conducted at the laboratories (approx. 3000 sq. ft. ) of Therapeutic Peptides, Inc.(TPI) in Harahan, LA. Dr. Donald R. Owen is President of TPI and is a Vice President and Director of Helix BioMedix, Inc. The Company utilizes the TPI laboratories under the terms of the Cooperative Endeavor Agreement between the Company and TPI. The Company reimburses TPI for such contract research conducted for the account of the Company.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during 1998. The most recent Annual Meeting of the Shareholders of Registrant was held on December 29, 1993. There was no proxy solicitation for the meeting. Exhibit No. 22 incorporated by reference in this Report is a copy of the Notice of the
Meeting timely forwarded to the Shareholders.   A quorum was present and
voting and there was a unanimous vote in favor of each matter voted upon as follows:

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


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Principal Market or Markets

     The Registrant's Shares of common stock are traded on the over-the-counter market. Registrant ceased to be compliant with SEC reporting requirements in 1990, and there were only limited and sporadic trades of
Registrant's securities, as "penny stock" from 1990 to 1994.   After the 500:1
reverse stock split described in Item 4. of Part I of this Report, Registrant's stock (formerly symbol HXBI on the pink sheets) was reported in April, 1994 under the new stock symbol, "HXBM", on the electronic bulletin board of the Over-the-Counter markets. Since Registrant continued to be non-compliant with SEC reporting requirements until September 30, 1994, only limited trading of Registrant's stock had taken place in 1994. Based on information received from a Market Maker for Registrant's stock, during 1995, 1996, 1997, and 1998 there has been a continuation of very limited and sporadic trading of Registrant's stock, with total transactions aggregating less than 10,000 shares during 1998. In the ninety day period prior to date of this Report the bid/ask quote has remained at $1.00 to $1.50 per share bid and $2.00 to $2.50 per share asked. The foregoing prices are believed to be representative inter-dealer quotations, without retail markup, markdown or comnmissions, and may not represent actual transactions.

     Registrant believes that a non-active market for its securities will continue to exist until such time as (1) Registrant promulgates to the public news of the Company's restructuring program and recent advances in development of its technology and (2) until the Company, now fully current in it SEC reporting, obtains a network of retail brokers to re-establish an active trading market for the stock, all as discussed in Item 1 of Part I of this Report. Management believes this will occur during 1999.

(b)  Approximate Number of Holders of Common Stock

     The number of holders of record of Registrant's no par value common stock at December 31, 1998 was approximately 600. Registrant estimates and believes there are 400 to 500 additional shareholders holding stock in "street name" in brokerage accounts.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     In 1998, pending final resolution of the dispute with LSU (as set forth in Part I herein), and pending consumation of a private financing initiative, the Company continued curtailment of its operating expenditures. During the year operating losses averaged approximately $40,800 per quarter, of which only $8,300 was for accrual of interest. The relatively large reduction of interest costs from 1996 and 1997 resulted from the substantial reduction of debt at the end of 1997. During 1998 operations continued to be funded by stock purchases and loans from key shareholders.

     In 1996 through 1998 full implementation of the alliance between the Company and TPI through the Cooperative Endeavor Agreement confected in November 1995 strengthened the Company's capability to expand its patent estate and bring the Cytoporin technology to commercial fruition. During this period the Company greatly accelerated the development of its technology platform. Over the last three years the development and testing of more active and selective peptides produced data which has been particularly valuable in the Company's dialogue with potential strategic alliances in the pharmaceutical and biotechnology fields.

     In 1999 the Company expects to complete its renewed initiative to raise capital through private financing following the settlement of disputes with LSU. In its first phase of financing, the Company is seeking to raise $1,000,000 to $2,000,000 as bridge capital to fund operations for a period of twelve to sixteen months at the level projected in the Business Plan. Management believes it is now critically important to increase spending in order to (i) step up further development of the patent estate, (ii) fund the vital product development work at TPI, (iii) aggressively proceed with seeking strategic alliances, (iv) maintain public reporting of company finances and operations, and to (v) conclude successfully an effort to bring further equity capital funding to the Company. Management believes after the bridge capital funding that additional equity capital can be added, on a favorable basis, to the Company's capital base. This should facilitate the Company's emerging profitably from its development stage during the next two to three years. Success in its efforts to consummate the planned private capital financing steps is now essential to the Company's completion of the restructuring program which it has undertaken.

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


     The Company's common stock, which is traded under the symbol "HXBM" on the OTC bulletin board, continues to trade only sporadically and in small transactions. Management believes this will continue to be the case until the Company completes its first step of bridge financing and thereby permit expanded operations under a sound and viable Business Plan. As a step precedent to resumption of active public trading of the common stock, in late 1995 the Company made application for and obtained published coverage of the Company in Standard and Poor's Corporation Records. This coverage continues on a current basis.

     Pending completion of ongoing financing initiatives, current operations of the Company continue to be financed by loans from and/or investments by several key shareholders.

(c)  Change in Securities

     On June 22, 1998 Registrant's Board of Directors, in accordance with
Section 7-106-102 of the Colorado Corporation Code, duly adopted an Amendment to the Corporation's Articles of Incorportation by adding a new Article XIV which creates a "Series A Convertible Preferred Stock". The amendment designates the preferences, powers, and special rights of this series of the 400,000 shares of presently authorized No Par Value Preferred Stock in the stated capital of the corporation. No shares of such Series A Preferred Stock have been issued; however, management believes such shares may be offered by the Company in the future to attract additional financing.

     The Series A Preferred Stock, which is convertible into common stock on a share for share basis, will have liquidation preference over the no par value common stock of Registrant and will have preferential voting rights. The Series A Preferred Stock will have three (3) votes per share, whereas each share of common stock is entitled to one (1) vote per share on all matters to come before both classes of shareholders. The Company has no plans for registration of the shares of Series A Preferred Stock which may be issued in connection with private financing initiatives.

(d)  Other Developments

     As set forth in Part I - Item 1 herein, in March 1998 LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The named assignee was Helix BioMedix, Inc. of Louisiana, the wholly owned subsidiary of Registrant. On August 7,1998, by an act of conveyance, Registrant transferred to Helix BioMedix of Louisiana any and all rights it held to other intellectual property relating to the lytic peptide technology. Registrant had previously secured its convertible, demand notes payable to related parties by a pledge of a first security interest in all of its technology and intellectual property rights. Therefore, pursuant to consolidation of such rights to the technology in the subsidiary, on August 7, 1998 the Company agreed to secure its "Demand Notes Payable--Related Parties" with a pledge of all the capital stock of its wholly owned subsidiary, Helix BioMedix of Louisiana. As seen on page F-2 of the financial statements herein, the aggregate amount of these secured notes was $409,322 as of December 31, 1998.

     13

(e) Year 2000 Issue

     The Company's management has conducted an assessment of the impact of the Year 2000 issue on its operations. Management believes that Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate any Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company may be required to adopt a plan and a budget for addressing such issues.

ITEM 7.  FINANCIAL STATEMENTS

     Please see Pages F-1 through F-14.

     The following Financial Statements are filed as part of this report:

                                                                        Page

          Report of Independent Certified Public Accountants            F-1

          Balance sheet as of December 31, 1998                         F-2

          Statements of Operations for the periods ending
          December 31, 1997 and December 31, 1998 and for
          the period from inception (November 7, 1988)
          to December 31, 1998                                          F-3

          Statement of Stockholders' Equity (Deficit) for
          the period from inception (November 7, 1988) to
          December 31, 1998                                         F-4 to F-7

          Statements of Cash Flows for the period from inception
          (November 7, 1988) to December 31, 1998                   F-8 to F-9

          Notes to Financial Statements                            F-10 to F-17

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  The Directors and Officers of the Registrant are as follows:

Name:  Keith P. Lanneau
Age:  73
Position:  President, CEO, and Director
Tenure as Officer or Director:  March 15, 1989 to March 10, 1990 as President,
     CEO, and Director; November 13, 1991 to July 10, 1992 as a Director; and July 10, 1992 to present as President, CEO, and Director.

Name:  Thomas L. Frazer
Age:  53
Position:  Director
Tenure as Officer or Director: October 27, 1994 to present as a Director

Name:  Robert J. Love, M.D.
Age:  50
Position:  Vice President and Director
Tenure as Officer or Director: March 15, 1989 to March 10, 1990 as a
     Director; September 14, 1991 to July 10, 1992 as a Director; July 10, 1992 to December 31, 1993 as a Director; and December 31, 1993 to present as Vice President and a Director.

Name:  Michael K. Marcantel
Age:  50
Position:  Vice President, Secretary-Treasurer, and Director
Tenure as Officer or Director:  May 5, 1993 to present.

Name:  Donald R. Owen, Ph.D.
Age:  54
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

LAPTI, a private, non-profit successor to Gulf South Research Institute supported by both State and private funding, assists in the formation and/or development of new technology based industries within the State of Louisiana. LAPTI makes small seed capital investments in and/or contributes expertise in strategic and financial planning and management assistance to its "portfolio" companies. As an officer and senior staff member of LAPTI, Mr. Marcantel presently serves on the Board of Directors of several high technology companies based in Louisiana. In behalf of LAPTI, which holds a minority equity interest (approx. 0.5%) in Registrant, he spends approximately 20% of his time on his activities as an Officer and Director of Helix BioMedix, Inc. Mr. Marcantel is a member of the Technology Transfer Society, Licensing Executives Society, and the National Contract Management Association.

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

     Director                                Number of Shares

     Thomas L. Frazer                             20,000
     Dr. Robert J. Love                            5,000
     Michael K. Marcantel                         15,000
     Dr. Donald R. Owen                           15,000
     Keith P. Lanneau                             20,000
                                                  ------
                                                  75,000


     The above cited options are all exercisable upon issuance and expire at December 31, 2000.


SUMMARY ANNUAL COMPENSATION TABLE

   Name and            Year     Salary       Bonus          Other Compensation
   Position
   _________________   ____     ______       _____          __________________
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

                       1994    $60,000       None                 None

                       1995          -       None                 Options

                       1996          -       None                 None

                       1997          -       Options              None

                       1998          -       Warrants             None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Present Ownership

     The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial and/or record owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Officers and Directors of the Registrant as a group:

NAME AND ADDRESS                   NUMBER OF SHARES             PERCENT
----------------                   ----------------             -------

Estate of Joy G. Lanneau  (1)          838,662  (2)              51.8%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

Keith P. Lanneau                       838,662  (3)              51.8%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

Thomas L. Frazer                       173,394  (4)              10.7%
7520 Perkins Rd. Suite 280
Baton Rouge, LA 70808

Robert J. Love                             -0-  (5)               0.0%
3483 W. 18th Ave.
Vancouver, B.C.
Canada V6S 1A8

Michael K. Marcantel                       -0-  (6)               0.0%
8748 Quarters Lake Road
Baton Rouge, LA 70809

Donald R. Owen                          10,000  (7)               0.6%
5701 Crawford St., Suite 1
Harahan, LA 70123


                                     ---------                  ------
All Officers and Directors           1,022,056                   63.1%
As a Group (5 persons)               ---------                  ------

                                     =========                  ======

     TOTAL SHARES OUTSTANDING        1,619,300                  100.0%
                                     =========                  ======

(b) Ownership Assuming Conversion of All Promissory Notes and Exercise of Options and Warrants

NAME AND ADDRESS                   NUMBER OF SHARES             PERCENT
----------------                   ----------------             -------

Estate of Joy G. Lanneau  (1)        1,335,144  (2)               60.9%

Keith P. Lanneau                     1,355,144  (3)               60.9%

Thomas L. Frazer                       225,394  (4)               10.1%

Robert J. Love                           5,000  (5)                0.2%

Michael K. Marcantel                    15,000  (6)                0.7%

Donald R. Owen                          25,000  (7)                1.1%
                                       -------                    -----
All Officers and Directors           1,625,538                    73.0%
As a Group (5 persons)

                                     =========                   ======
     TOTAL SHARES OUTSTANDING        2,226,222                   100.0%
                                     =========                   ======

(c)  Notes to Tables (a) and (b) Above

(1) Mrs. Joy G. Lanneau, former spouse of Keith P. Lanneau, died March 30, 1998. Mr. Lanneau is beneficial owner of securities owned by her estate.

(2) As at December 31, 1998, the Estate of Mrs. Lanneau was beneficial owner of 838,662 shares of stock, either held personally or beneficially as sole shareholder of Arrowhead Technology Associates, Inc. The Estate held promissory notes convertible into 409,322 shares of common stock.

(3) Mr. Lanneau is beneficial owner, as beneficiary of the Estate of Mrs. Lanneau, of 838,662 shares of stock. As a Director he also holds an option to purchase 20,000 shares. He is beneficial owner of the stock conversion rights held by the Estate of Mrs. Lanneau and warrants to purchase 87,200 shares of common stock.

(4) Mr. Frazer is the holder of record of 173,394 shares of stock and an option, as a Director, to purchase an additional 20,000 shares, and warrants to purchase an additional 32,000 shares.

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

     Commencing January 1, 1995 the Company began to accrue for Helix International a management consulting fee of $5,000 per month, which fee was increased to $6,000 per month effective July 1, 1995. This fee arrangement includes the services of Mr. Lanneau as President and CEO of the Company, and Mr. Lanneau has not otherwise been compensated by the Company since 1994 for his services as an officer. This consulting fee arrangement with Helix International was terminated June 30, 1996 and was transferred to Arrowhead Technology Associates, Inc.

(b) With Arrowhead Technology Associates, Inc.

     Arrowhead Technology Associates, Inc. is a business consulting company affiliated with Mr. Lanneau. On July 1, 1996 the Company began to accrue for Arrowhead a consulting fee of $6,000 per month, which fee continues to the present and includes the services of Mr. Lanneau as President and CEO of the Company. Mr. Lanneau receives no other compensation for his services as an officer of Registrant. Office rent and general office expenses of the Company are paid by Arrowhead and the Company either reimburses Arrowhead or accrues these expenses to the Company's promissory note payable to Arrowhead (or to the Estate of Joy G. Lanneau, which is the sole shareholder of Arrowhead). This is more fully discussed in Item 12. (d) below.

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

     As part of the LSU Settlement Agreement (described in Note 1 to the Financial Statements), the Company entered into a sublicense agreement with URM, a shareholder, for the development and marketing of a portion of the Company's proprietary technology, specifically the use of the technology in food preservation and purification of drinking water. This sublicense was terminated by LSU's subsequent termination of its license to the Company and later assignment of the Cytoporin patent estate directly to the Company.

(d)  With Keith P. Lanneau

     The Company maintains it corporate offices in the offices of its President, Keith P. Lanneau. From Inception to December 31, 1998, the Company has incurred $165,104 in rental and general office expense reimbursements which have been paid or are payable to Arrowhead Technology Associates, Inc., another company affiliated with Mr. Lanneau. In September, 1993 $50,000 of the debt incurred with the affiliated company was converted into common stock equity of the Company. The conversion was on the basis of $2.50 per share of stock. At December 31, 1998, the balance of the unpaid debt to the affiliated company, Arrowhead Technology Associates, Inc., was evidenced by the Company's promissory note in the amount of $295,705. This balance includes unpaid accruals for rent, general office expenses, the consulting fee described in Item 12. (b) above, and accrued interest. On this same date, December 31, 1998, this entire promissory note debt to Arrowhead was extinguished by incorporating its balance into the note payable to the Estate of Joy G. Lanneau, which note totals $409,322 including the prior note obligation to Arrowhead.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.                          Description and Location
     -----------                          ------------------------

3-a     Articles of Incorporation and ByLaws
        ------------------------------------
        Incorporated by reference to Exhibit No. 3 to the Registrant's Registration Statement (No.33-20897-D) dated July 1, 1988.

3-b     Amendments to Articles of Incorporation
        ---------------------------------------
        Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC (File No. 33-20897-D) on September 30, 1994.

3-c     Amendments to By Laws
        ---------------------
        Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC (File No. 33-20897-D) on September 30, 1994.

13-a    Registrant's Form 10-Q For the Quarter Ended September 30, 1989
        ---------------------------------------------------------------
        Incorporated by reference to Form 10-Q filed by Registrant with the SEC (File No. 33-20897-D) on November l5, 1989.

13-b    Registrant's Form 10-KSB for the Five Years Ended December 31, 1993
        -------------------------------------------------------------------
        Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC (File No. 33-20897-D) on September 30, 1994.

13-c    Registrant's Form 10-QSB For the Quarter Ended March 31, 1994
        -------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (First Quarter, 1994) filed by Registrant with the SEC (File No. 33-20897-D) on September 30, 1994.

13-d    Registrant's Form 10-QSB For the Quarter Ended June 30, 1994
        ------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (Second Quarter, 1994) filed by Registrant with the SEC (File No. 33-20897-D) on September 30, 1994.

13-e    Registrant's Form 10-QSB For the Quarter Ended September 30, 1994
        -----------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (Third Quarter, 1994) filed by Registrant with the SEC (File No. 33-20897-D) on November 12, 1994.

13-f    Registrant's Form 10-KSB for the Year Ended December 31, 1994
        -------------------------------------------------------------
        Incorporated by reference to Form 10-KSB for 1994 filed by Registrant with the SEC (File No. 33-20897-D) on April 12, 1995.

13-g    Registrant's Form 10-QSB for the Quarter Ended March 31, 1995
        -------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (First Quarter, 1995) filed by Registrant with the SEC (File No. 33-20897-D) on May 12, 1995.

13-h    Registrant's Form 10-QSB for the Quarter Ended June 30, 1995
        ------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (Second Quarter, 1995) filed by Registrant with the SEC (File No. 33-20897-D) on August 12, 1995.

13-i    Registrant's Form 10-QSB for the Quarter Ended September 30, 1995
        -----------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (Third Quarter, 1995) filed by Registrant with the SEC (File No. 33-20897-D) on November 13, 1995.

13-j    Registrant's Form 10-KSB for the Year Ended December 31, 1995
        -------------------------------------------------------------
        Incorporated by Reference to Form 10-KSB for 1995 filed by Registrant with the SEC (File No. 33-20897-D) on April 12, 1996.

13-k    Registrant's Form 10-QSB for the Quarter Ended March 31, 1996
        -------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (First Quarter, 1996) filed by Registrant with the SEC (File No. 33-20897-D) on May 16, 1996.

13-l    Registrant's Form 10-QSB for the Quarter Ended June 30, 1996
        ------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (Second Quarter, 1996) filed by Registrant with the SEC (File No. 33-20897-D) on August 12, 1996.

13-m    Registrant's Form 10-QSB for the Quarter Ended September 30, 1996
        -----------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (Third Quarter, 1996) filed by Registrant with the SEC (File No. 33-20897-D) on November 8, 1996.

13-n    Registrant's Form 10-KSB for the Year Ended December 31, 1996
        -------------------------------------------------------------
        Incorporated by Reference to Form 10-KSB for 1996 filed by Registrant with the SEC (File No. 33-20897-D) on April 9, 1997.

13-o    Registrant's Form 10-QSB for the Quarter Ended March 31, 1997
        -------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (First Quarter, 1997) filed by Registrant with the SEC (File No. 33-20897-D) on May 14, 1997.

13-p    Registrant's Form 10-QSB for the Quarter Ended June 30, 1997
        ------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (Second Quarter, 1997) filed by Registrant with the SEC (File No. 33-20897-D) on August 14, 1997.

13-q    Registrant's Form 10-QSB for the Quarter Ended September 30, 1997
        -----------------------------------------------------------------
        Incorporated by reference to Form 10-QSB (Third Quarter, 1997) filed by Registrant with the SEC (File No. 33-20897-D) on November 13, 1997.

13-r    Registrant's Form 10-KSB for the Year Ended December 31, 1997
        -------------------------------------------------------------
        Incorporated by Reference to Form 10-KSB for 1997 filed by Registrant with the SEC (File No. 33-20897-D) on April 15, 1998.

13-s    Registrant's Form 10-QSB for the Quarter Ended March 31, 1998
        -------------------------------------------------------------
        Incorporated by Reference to Form 10-QSB (First Quarter, 1998) filed by Registrant with the SEC (File No. 33-20897-D) on May 14, 1998.

13-t    Registrant's Form 10-QSB for the Quarter Ended June 30, 1998
        ------------------------------------------------------------
        Incorporated by Reference to Form 10-QSB (Second Quarter, 1998) filed by Registrant with the SEC (File No. 33-20897-D) on August 13, 1998.

13-u    Registrant"s Form 10-QSB for the Quarter Ended September 30, 1997
        -----------------------------------------------------------------
        Incorporated by Reference to Form 10-QSB (Third Quarter, 1997) filed by Registrant with the SEC (File No. 33-20897-D) on November 13, 1997.

22      Notice of 1993 Annual Shareholders' Meeting and Request to Exchange
        -------------------------------------------------------------------
        Stock Certificates Pursuant to 500:1 Reverse Stock Split
        --------------------------------------------------------
        Incorporated by reference to Form 10-KSB for 1993 filed by Registrant with the SEC (File No. 33-20897-D) on September 30, 1994.

(b) Reports on Form 8-K

     No reports on Form 8k were filed during any quarter of the fiscal year ending December 31, 1998.

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  HELIX BIOMEDIX, INC.


By:  /s/Keith P. Lanneau                                 Date:  April 15, 1998
     ___________________________
     Keith P. Lanneau, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/Keith P. Lanneau                                 Date:  April 15, 1998
     ______________________________________
     Keith P. Lanneau, President, Principal
       Financial Officer, and Director

By:  /s/Michael K. Marcantel                             Date:  April 15, 1998
     _____________________________________
     Michael K. Marcantel, Vice President,
       Secretary-Treasurer, and Director

By:  /s/Donald R. Owen                                   Date:  April 15, 1998
     _____________________________________
     Donald R. Owen, Vice President, Chief
       Scientist, and Director

HELIX BIOMEDIX, INC.
Financial Statements
December 31, 1998

CONTENTS



                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-1

BALANCE SHEET                                               F-2

STATEMENTS OF OPERATIONS                                    F-3

STATEMENT OF STOCKHOLDERS' DEFICIT                       F-4 to F-7

STATEMENTS OF CASH FLOWS                                 F-8 to F-9

NOTES TO FINANCIAL STATEMENTS                           F-10 to F-17

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Helix Biomedix, Inc.
Baton Rouge, Louisiana


We have audited the accompanying balance sheet of Helix
Biomedix, Inc. as of December 31, 1998, and the related statements of operations, cash flows, and changes in stockholders' deficit for each of the two years then ended and for the period from inception (November 7, 1988) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix Biomedix, Inc. as of December
31, 1998, and the results of its operations, cash flows, and changes in its stockholders' deficit for each of the two years ended December 31, 1998, and for the period from inception (November 7, 1988) to December 31, 1998 in conformity with generally accepted accounting principles.

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


Denver, Colorado
April 13, 1999


COMISKEY & COMPANY
PROFESSIONAL CORPORATION

        HELIX BIOMEDIX INC.
           BALANCE SHEET
         DECEMBER 31, 1998

CURRENT ASSETS
  Cash                                     $        763
  Note Receivable - TPI                          25,000
                                              ---------
    Total current assets                         25,763

OTHER ASSETS
  Accrued interest receivable                     5,342
  Antimicrobial technology (net)                121,244
  Patents pending and approved (net)            349,252
                                              ---------
    Total other assets                          475,838
                                              ---------
  Total assets                             $    501,601
                                              =========

CURRENT LIABILITIES
  Accounts payable - trade                 $      9,576
  Accounts payable - related party               34,584
  Notes payable                                  40,000
  Notes payable on demand - related parties     409,322
  Accrued interest payable                       16,905
                                              ---------
    Total current liabilities                   513,387

LONG TERM LIABILITIES                            27,061

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000
    shares authorized, 1,619,300
    shares issued and outstanding             2,803,500
  Preferred stock, no par value, 400,000
    shares authorized, no shares issued or
    outstanding                                       -
  Additional paid in capital                    137,400
  Deficit accumulated during the
    development stage                        (2,979,747)
                                              ---------
  Total stockholders' equity                    (38,847)
                                              ---------
  Total liabilities and stockholders'
    deficit                                $    501,601
                                              =========

The accompanying notes are an integral part of the financial statements

HELIX BIOMEDIX INC.
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988)
TO DECEMBER 31, 1998

                                       INCEPTION
                                       TO DEC. 31,       DECEMBER 31,
                                       1998            1998         1997
                                       -----------   --------      --------

REVENUE                                $    19,500  $       -     $  10,500

OPERATING EXPENSES
 Research & Development                  1,480,319     48,000        70,500
 Amortization                              129,244     19,580        17,492
 Accounting & Legal                        121,920      5,981        11,843
 Advertising                                13,488          -             -
 Compensation costs                        137,400          -             -
 Consulting fees                           522,848     35,895        37,245
 Office expense                            171,916     20,601        23,060
 Other general & administrative costs       13,099      1,812           840
                                       -----------    ---------    --------
TOTAL OPERATING EXPENSES                 2,590,234    131,869       160,980
                                       -----------    ---------    --------
NET LOSS FROM OPERATIONS                (2,570,734)  (131,869)     (150,480)

OTHER (INCOME) EXPENSE
 Gain on settlement of lawsuit             (48,574)         -             -
 Interest expense                          462,929     33,121        79,785
 Interest income                            (5,342)    (1,752)       (1,752)
                                       -----------    ---------    --------
                                           409,013     31,369        78,033
                                       -----------    ---------    --------
NET LOSS                                (2,979,747)  (163,238)     (228,513)
                                       ===========   =========      =======


NET LOSS PER SHARE                     $     (2.98)   $   (0.10)   $ (0.18)
                                       ===========    =========    =======
WEIGHTED AVERAGE SHARES OUTSTANDING      1,001,240    1,609,964   1,270,620
                                       ===========    =========   =========



The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO
DECEMBER 31, 1998


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



HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1998 continued


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


The accompanying notes are an integral part of the financial statements.
     F-5


HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1998 continued


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



HELIX BIOMEDIX INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1998 continued


                                            ADDITIONAL
                        COMMON STOCK        PAID IN    ACCUMULATED  STOCKHOLDERS'
                        # SHARES  AMOUNT    CAPITAL    DEFICIT      DEFICIT
                        --------- --------- ---------- -----------  -------------
Issuance of stock for
services, March 31, 1998,
$1.00/share                 4,900     4,900                                 4,900

Issuance of stock for
cash, March 31, 1998,
$1.00 per share            10,000    10,000                                10,000

Issuance of stock for
conversion of accounts
payable, for consulting
fees June 30, 1998,
$1.00 per share             1,395     1,395                                 1,395

Issuance of stock for
conversion of accounts
payable for consulting
fees Sept. 30, 1998
$1.00 per share             2,500     2,500                                 2,500

Issuance of stock for
services rendered,
December 31, 1998,
$1.00 per share             3,100     3,100                                 3,100

Net loss for the year
ended Dec 31, 1998                                        (163,238)      (163,238)
                        --------- --------- ---------- -----------  -------------
Balance
December 31, 1998       1,619,300 2,803,500    137,400  (2,979,747)       (38,847)
                        ========= ========= ========== ===========  ============


The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1998

                                          INCEPTION
                                          TO DEC. 31,     DECEMBER 31,
                                          1998          1998        1997
                                          -----------  ----------  ----------

CASH FLOWS FROM OPERATIONS
Net Loss                                $  (2,979,747) $ (163,238) $ (228,513)
Adjustments to reconcile net loss
 with net cash flows from operations
  Stock for services                          167,801      11,895      20,745
  Accrued interest receivable                  (5,342)     (1,752)     (1,751)
  Amortization                                129,425      19,580      17,492
  Compensation Cost                           137,400           -           -
  Consultation Fees                           151,437           -           -
  Research & Development                       24,000           -           -
  Increase(decrease) in accounts
   payable                                      9,576      (2,360)      5,142
  Increase (decrease) in accounts
   payable - related party                    381,520      37,584    (690,944)
  Increase in accrued
   interest payable                            16,905       4,204       4,204
                                          -----------  ----------  ----------
NET CASH USED IN OPERATIONS                (1,967,025)    (94,087)   (873,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Patents                                      (236,730)    (34,503)    (10,532)
                                          -----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES        (236,730)    (34,503)    (10,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in Cartel
 reverse acquisition                          634,497           -           -
Notes Receivable                              (25,000)          -           -
Notes payable                                  74,455       2,061      25,000
Related party notes payable (net)             625,747     116,191      99,609
Issuance of stock for cash                     62,000      10,000           -
Issuance of stock for debt                    832,819           -     759,280
                                          -----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES   2,204,518     128,252     883,889
                                          -----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH                   763        (338)       (268)

CASH, BEGINNING, OF PERIOD                          -       1,101       1,369
                                          -----------  ----------  ----------
CASH, END OF PERIOD                     $         763  $      763  $    1,101
                                          ===========  ==========  ==========


The accompanying notes are an integral part of the financial statements



HELIX BIOMEDIX, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1998 continued



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
AND OTHER CASH INFORMATION



                                          INCEPTION
                                          TO DEC. 31,     DECEMBER 31,
                                          1998          1998        1997
                                          -----------  ----------  ---------

Stock issued to acquire patents      $      66,486  $         -  $         -
Debt issued to acquire technology          200,000            -            -
Bridge loans outstanding at acquisition    200,000            -            -
Patent costs included in accts payable      74,120            -            -
Accounts payable converted to notes        700,559            -       13,295
Accrued interest rolled into note          375,667       28,917       75,581
Notes converted to equity                1,639,548            -      772,921

Cash paid for interest and taxes               651            -            -

The accompanying notes are an integral part of the financial statements

                                Helix BioMedix, Inc.
                            NOTES TO FINANCIAL STATEMENTS
   For the Period from Inception (November 7, 1988) to December 31, 1998

1. Summary of Significant Accounting Policies
Description of Entity
Helix BioMedix, Inc. formerly Cartel Acquisitions, Inc. ("the Company") was formed under the laws of the state of Colorado on February 2, 1988 to create a corporate vehicle to seek and acquire a business opportunity. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation, ("BioMedix of Louisiana") in exchange for 630,000 shares of the Company's common stock. The Company acquired its shares from Helix International Corporation ("Helix"). BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate entity from Helix International, Inc., to develop therapeutic biopharmaceuticals for animal and human health care. The accompanying financial statements present the financial position and results of operations of the Company and BioMedix of Louisiana since inception.

Unless otherwise noted, all references herein to ("the Company") refer to Helix BioMedix, Inc., the Colorado corporation, and its wholly owned subsidiary, Helix BioMedix, Inc. of Louisiana.

Development Stage Activities
The Company has been involved in the business of conducting research both internally and in conjunction with a research and development arrangement with Louisiana State University ("LSU"), in the field of biotechnology. The Company applies genetic engineering techniques to the development of potential commercial products primarily in the fields of human therapeutics and agribusiness.

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

Concurrently with the aforementioned events, the Company entered into an agreement with Helix International which provided that the scientific employees of Helix continue to conduct the lytic peptide research on a contract basis for the account of the Company. Under the terms of the Agreement, Helix provided research associates, laboratory and office facilities and all administrative services to the Company on a cost plus 15% basis until an aggregate of $500,000 in expenditures had been reached. This arrangement continued through February 1990.

In March 1990, the Company's in-house research and development activities were curtailed pending additional financing. Concurrently, the Company underwent a de-facto change in control wherein Helix International sold the majority of its controlling stock interest in the Company to University Research Marketing, Inc. ("URM"). Concurrently with this action, the Company entered into an agreement with URM to provide administrative services and to continue its research and development for a flat fee of $20,000 per month plus patent and other out-of-pocket costs. URM performed such services and funded research at LSU on behalf of the Company from March 1990 until August 1991.

                                Helix BioMedix, Inc.
                            NOTES TO FINANCIAL STATEMENTS
   For the Period from Inception (November 7, 1988) to December 31, 1998

1. Summary of Significant Accounting Policies (continued)
Development Stage Activities (continued)
In July 1992, de-facto control of the Company was returned to Helix International, and the Company, with the assistance of both URM and Helix International, began a series of negotiations with LSU which culminated in the February 1993 Agreement of Settlement, Compromise, and Release. This settlement agreement essentially released LSU, the Company, Helix International, URM, and Helix Phytonetix, a related company, from defaults under their original respective agreements. The settlement renewed the Company's exclusive license in five lytic peptide patents currently under development. Excluding research and development costs expensed to operations as incurred, the Company's investment in these patents was $349,252, net of amortization, at December 31, 1998. As part of the settlement, the Company executed a sublicense agreement with URM for the development and marketing of a portion of the patented technology.

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

In March 1993, the Company, Helix, URM, and Helix Phytonetix, Inc. (a related company) entered into a Novated Agreement of Settlement with LSU which releases all the parties from any defaults arising from their former respective agreements. Under this Agreement, five U.S. patent applications (and their foreign counterparts), which had been prosecuted by Helix, URM, and the Company, became the property of LSU. Pursuant to this new Agreement, the Company was granted by LSU a worldwide exclusive license to the technology of the lytic peptide patent estate with respect to all potential uses except in the area of plant technology. Additionally, the Company was granted a conditional right, without further funding from the Company, to obtain a license to certain future lytic peptide technology which LSU might develop.

                                Helix BioMedix, Inc.
                            NOTES TO FINANCIAL STATEMENTS
   For the Period from Inception (November 7, 1988) to December 31, 1998

1. Summary of Significant Accounting Policies (continued)
Development Stage Activities (continued)
From the outset of its Agreement of Settlement with LSU in 1993, the Company contended its position as a patent licensee of the University to be one without proper cooperative support. In 1996 and early 1997, the Company formally notified LSU officials of its concerns about the deteriorating relationship. During the first quarter of 1997, continuing disputes between the Registrant and LSU resulted in each party's placing the other in default of the agreements between the two.

During the second quarter of 1997, LSU formally terminated the Company's license of certain LSU patents relating to the Cytoporin technology. This termination of license and resolution of the alleged defaults of the parties were all subject to arbitration. The arbitration procedures were invoked, and the Company notified LSU of Registrant's intent to seek further relief in an appropriate court of law.

In late 1997, the Company and LSU made substantial progress in good faith negotiations to settle all disputes. Continued progress in negotiations by year-end prompted the parties to place the arbitration proceedings in abeyance and to withhold contemplated legal actions pending the outcome of the negotiations.

In March 1998, the Company and LSU reached final agreement on a "Novation of Prior Agreements." The parties terminated arbitration procedures. In consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title, and interest to all of the U. S. and foreign patents and patent applications previously under license to the Company. Although the assignment was made for nominal consideration, with LSU entitled to no future royalties from licensing by the Company of patent rights, the Novation Agreement contains a provision by which Helix BioMedix may pay up to $1,000,000 to LSU upon final FDA approval of the first two pharmaceuticals falling within the scope of the patents and patent applications now assigned by LSU to the Company.

The Company believes it is now prepared to implement a Business Plan providing for both near term and long term product introductions. This plan contemplates revenues from licensing and strategic alliances for long term development of prescription pharmaceutical products as well as introduction within the near term of products subject to less regulatory restraints. Management expects that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

Due to the fact that the Company's research and development activities have begun, but there has been no significant revenue therefrom, the Company is in the development stage as defined in Statement of Financial Accounting Standards #7.

                                Helix BioMedix, Inc.
                            NOTES TO FINANCIAL STATEMENTS
   For the Period from Inception (November 7, 1988) to December 31, 1998

1. Summary of Significant Accounting Policies (continued)
Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company, which is in the development stage, has incurred substantial losses since its inception, and has limited current assets with which to repay obligations as they come due. At the present time the Company is actively seeking additional capital through private sector financing. Such financing will be used to bring the Company to continuing economic viability from commercially profitable operations. However, there is no assurance that management will be successful in obtaining additional financing. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments, which may be necessary, if the Company is unable to continue. For the year ended December 31, 1998 the Company

Intangibles
Patent costs, consisting primarily of legal, filing, and maintenance fees, are capitalized. Amortization is taken on the straight-line method over the life of each patent(s), commencing upon the issuance of the patents, not to exceed 17 or 20 years, depending on the date the patent was issued, or the date the application was filed. Antimicrobial technology, which was purchased in conjunction with the patents, has been capitalized at the basis of the debt issued for it. This technology is being amortized ratably over twenty years. Organization costs were amortized ratably over 60 months.

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

Income Taxes
For all periods presented, the Company has computed its income tax benefit under SFAS 109 - Accounting for Income Taxes. Because of the Company's creation of a valuation allowance for the tax benefit of net operating loss carryforwards and R & D credit carryforwards, there is no material difference in the financial statements between income tax calculated under SFAS 109 and income tax calculated under APB 11.

                                Helix BioMedix, Inc.
                            NOTES TO FINANCIAL STATEMENTS
   For the Period from Inception (November 7, 1988) to December 31, 1998

1. Summary of Significant Accounting Policies (continued)
Significant Accounting Policies (continued)
Reverse Stock Split
On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts have been retroactively restated to reflect the split.

Fair Value of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 1998, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

2. Notes Payable
The Company is obligated under the following notes at December 31, 1998:

8% convertible promissory note, principal
and interest due June 1996.                            $    4,000

12% promissory note, principal and interest
due November 1989.                                          2,000

8% convertible demand note payable to
shareholder, due on demand.                               409,322

Three 12% promissory notes due
December 31, 1999, each convertible
into 400 shares of common stock at
the option of the holder.                                   9,000

10.25% promissory note, principal and
interest due May 1996.                                     25,000

8% promissory note, principal and
interest due June 30, 2000                                 27,061
                                                       ----------
     Total notes outstanding                              476,383
     Less amount classified as current                    449,322
                                                       ----------
                                                       $   27,061
                                                       ==========

The shareholder note for $409,322 is secured by a first security interest in technology and intellectual property rights of the Company. Interest is payable quarterly in cash or common shares of the Company at the rate of $1.00 per share, or may be converted to principal. Form of payment of quarterly interest is at the discretion of the note holder. The note plus accrued interest is convertible in whole or in part at any time prior to maturity into shares of the Company's common stock at $1.00 per share.

The 8% note for $4,000 is convertible into shares of the Company's common stock at $2.50 per share.

                                Helix BioMedix, Inc.
                            NOTES TO FINANCIAL STATEMENTS
   For the Period from Inception (November 7, 1988) to December 31, 1998

2. Notes Payable (continued)
The 8% note for $27,061 is convertible into shares of the Company's common stock at $1.50 per share.

Debt maturities over the next five years are as follows: due in 1999, $449,322; due in 2000, $27,061; and, due thereafter $0.

3. Stockholders' Equity
The Company has 1,619,300 outstanding common shares and no outstanding preferred shares. The Company is authorized to issue 2,000,000 common and 400,000 preferred shares. The Company's president, Keith P. Lanneau, holds a total of 838,662 shares as beneficial owner of 838,662 shares in the Estate of Mrs. Joy G. Lanneau.

Preferred Stock
On June 22, 1998 Registrant's Board of Directors, in accordance with Section 7-106-102 of the Colorado Corporation Code, duly adopted an Amendment to the Corporation's Articles of Incorporation by adding a new Article XIV which creates a "Series A Convertible Preferred Stock". The amendment designates the preferences, powers, and special rights of this series of the 400,000 shares of presently authorized No Par Value Preferred Stock in the stated capital of the corporation. No shares of such Series A Preferred Stock have been issued; however, management believes such shares may be offered by the Company in the future to attract additional financing.

The Series A Preferred Stock, which is convertible into common stock on a share for share basis, will have liquidation preference over the no par value common stock of Registrant and will have preferential voting rights. The Series A Preferred Stock will have three (3) votes per share, whereas each share of common stock is entitled to one (1) vote per share on all matters to come before both classes of shareholders. The Company has no plans for registration of the shares of Series A Preferred Stock, which may be issued in connection with private financing initiatives.

Stock Split
On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

Options
At December 31, 1998, the Company had outstanding stock options to purchase 194,800 shares of the Company's common stock, 600 of which are exercisable at $0.50 per share and the remaining 194,200 at $1.00 per share. The options became exercisable upon issuance and expire at various dates through the year 2000.

4. Income Taxes
At December 31, 1998, the Company has approximately $2,980,000 in net operating loss carryforwards and approximately $102,033 in Federal Research and Development tax credit carryforwards available to offset future taxable income and related income tax. The operating loss carryforwards expire between 2003 and 2018. The tax benefit of these carryforwards has been offset by a full allowance for realization.

                                Helix BioMedix, Inc.
                            NOTES TO FINANCIAL STATEMENTS
   For the Period from Inception (November 7, 1988) to December 31, 1998

5. Related Party Transactions
From March 1989 to March 1990, the Company contracted with Helix International, Inc., a principal shareholder, to conduct lytic peptide research on a contract basis for the account of the Company. The Company incurred a total of $655,321 in research costs paid or payable to Helix International during this period. At December 31, 1997, promissory notes totaling $752,902 were converted into common stock of the Company at $2.48 per share, for a total of 304,062 shares. In addition, $50,000 in debt payable to Helix International had been converted to equity in 1992 at $2.50 per share.

The Company maintains its corporate offices in the offices of its president. From inception to December 31, 1997, the Company has incurred $165,104 in rental and general office expense reimbursements which have been paid or are payable to an affiliated company.

The president of the Company is also a principal shareholder in Helix Phytonetix, Inc. ("Phytonetix"). Phytonetix is a party to the LSU settlement agreement described in Note 1. As a result of the out of court settlement also described in Note 1, Phytonetix paid $30,124 to the Company, the total amount that was outstanding, during the year ended December 31, 1996.

As part of the LSU settlement described in Note 1, the Company entered into a sublicense agreement with URM, a shareholder, for the development and marketing of a portion of the Company's proprietary technology, specifically the use of the technology in food preservation and purification of drinking water. LSU's subsequent termination of its license to the Company and later assignment of the Cytoporin patent estate directly to the Company terminated this sublicense.

For the year ended December 31, 1998, $72,000 of consulting fees has accrued to Arrowhead Technology Associates, Inc.

The note receivable from Therapeutic Peptides, Inc. ("TPI"), a shareholder of the Company, was due June 30, 1996. The Company plans to write off this receivable against invoices received from TPI for work to be performed in future periods on behalf of the Company in the area of research and development. For the years ended December 31, 1998 and 1997, none of this credit was used.

6. Legal Proceedings
On November 3, 1995, the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced to the Company and made a commitment for further lending. On November 3, 1995, the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect the above referenced note.

                                Helix BioMedix, Inc.
                            NOTES TO FINANCIAL STATEMENTS
   For the Period from Inception (November 7, 1988) to December 31, 1998

6. Legal Proceedings (continued)
On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998 the Court granted the judgment to Interbio for payment of principal and interest due on the note along with legal costs. The judgment is on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus interest of $7,454. In the event the Company's appeal is unsuccessful, management estimates the Company will be liable for an additional $15,080 in interest and legal fees pursuant to the aforementioned judgment. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.