Form 10QSB
period 1999-03-31
HELIX BIOMEDIX INC
filed 1999-05-19
CIK 831749

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                 (225)-387-1112
______________________________________________________________________________
                 (Registrant's telephone number, including area code)

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

                                                      Shares
                                                      Outstanding
            Class of Securities                       at March 31, 1999
            ___________________                       ___________________

            Common Stock, no par value                      1,622,400

DOCUMENTS INCORPORATED BY REFERENCE: YES, SEE INDEX ON PAGE 7.
                                    -------------------------
EXHIBITS: Indexed at page 7.
         -------------------
PAGES: This form 10-QSB consists of 7 pages and Exhibit No. 99-b (2 pages), plus pages F-1 through F-5.

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

         Accountants' Disclaimer of Opinion ....................F-1

         Balance Sheet .........................................F-2

         Statements of Loss and Accumulated Deficit ............F-3

         Statements of Cash Flows ..............................F-4

         Notes to Financial Statements .........................F-5

    These financial statements should be read in conjunction with the audited financial statements at December 31, 1998. Those statements are incorporated herein by reference as part of Exhibit No. 99-a.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

     This item incorporates by reference Item 1-Part I and Item 6-Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. (Exhibit No. 99-a). That Report was dated April 15, 1999, and, except for the financial statements, the information therein is current and fully applicable to this Report.

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

Company's Proprietary Position and Competition

     The Company believes it is establishing a strong patent position (both U.S. and foreign) with respect to the compositions of matter and use of its
Cytoporin peptides.   There is increasing interest in the biopharmaceutical
industry in the potential for lytic peptides as therapeutic drug agents. To the best of the
     2

Company's knowledge there are five or six other U.S. and Canadian companies actively working in the field. Several of which companies have greater financial resources available to them. However, Registrant believes its early dates on patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of ten years. The Company's five year Business Plan embraces a concept of long term strategic partnering and introduction of near term proprietary products to niche markets. Company management believes the Plan takes full cognizance of the emerging presence of well financed competitors in the general field of endeavor.

Collaborative Research with Therapeutic Peptides, Inc.

     As set forth in Item 1 of Part I of Exhibit No. 99-a, (i) during the period 1987 to 1992 the Company conducted the original germinal research on its Cytoporin technology through scientific work which it supported at Louisiana State University. ("LSU"); and thereafter (ii) the Company expanded the realm of its scientific expertise and continued development of the technology through a joint venture with Therapeutic Peptides, Inc. ("TPI"), a New Orleans, LA based high-tech research entity. In November 1995 the Company and TPI formalized their alliance through execution of a "Cooperative Endeavor Agreement". This agreement closely linked the parties in a continuing initiative to expand upon the early work done at LSU, to further enhance the patent Company's patent estate and to commercialize the Cytoporin technology.

     Dr. Donald R. Owen, Chief Scientist and a director of the Company, Serves as CEO and Scientific director of TPI. Since 1993 TPI has utilized its technical staff and well equipped laboratory facilities to synthesize and further evaluate the Company's proprietary lytic peptides. From 1995 through 1998 scientists at TPI developed new and improved "third and fourth generation" derivatives of the Company's earlier proprietary peptides. Several of the new peptides show promise as lead compounds for pre-clinical and clinical development of new drugs. Patent applications and patents resulting from the joint undertaking by TPI and the Company will be fully assigned to the Company, thereby substantially enhancing the Company's patent properties derived from the earlier research sponsored at LSU.

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

     During the second quarter of 1997 LSU formally terminated the Company's license of certain LSU patents relating to the Cytoporin technology. This termination of license and resolution of the alleged defaults of the parties were all subject to arbitration. The arbitration procedures were invoked, and the Company notified LSU of Registrant's intent to seek further relief in an appropriate court of law. The actions of LSU in summarily terminating the license were unwarranted in the opinion of management and corporate counsel. Furthermore, throughout 1997 and 1998 Registrant's ongoing initiatives to raise capital and to confect strategic alliances were effectively in a state of hiatus until the conflict with LSU was settled or otherwise resolved. Management and corporate counsel for the Company emphasized to LSU that the University was exposing itself to serious liability for damages which would continue to increase by the month.

     In late 1997 the Company and LSU made substantial progress in good faith negotiations to settle all disputes. Continued progress in negotiations by year end prompted the parties to place the arbitration proceedings in abeyance and to withhold contemplated legal actions pending the outcome of the negotiations.

     In March 1998 the Company and LSU reached final agreement on a "Novation of Prior Agreements". Arbitration procedures were terminated by the parties. In consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The patent estate now fully assigned to the Company has resulted in sole ownership by the Company of sixteen (16) U.S. and foreign patents already issued, twelve (12) U.S. and foreign patent applications pending, and numerous divisional applications subject to filing with the early priority dates (1987 to 1989) of the issued patents and applications pending.

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

     In 1998, pending final resolution of the dispute with LSU (as set forth in Part I herein), and pending consumation of a private financing initiative, the Company continued curtailment of its operating expenditures. During the year operating losses averaged approximately $40,800 per quarter, of which only $8,300 was for accrual of interest. The relatively large reduction of interest costs from 1996 and 1997 resulted from the substantial reduction of debt at the end of 1997. During 1998 and the first quarter of 1999 operations continued to be funded by stock purchases and loans from key shareholders.

     In 1999 the Company expects to complete its renewed initiative to raise capital through private financing, following the recent settlement of disputes with LSU. In its first phase of financing, the Company is seeking to raise $1,000,000 to 2,000,000 as bridge capital to fund operations for a period of twelve to sixteen months at the level projected in the Business Plan. Management believes it is now critically important to increase spending in order to (i) step up further development of the patent estate,
(ii) fund the vital product development work at TPI, (iii) aggressively proceed with seeking strategic alliances, (iv) maintain public reporting of Company finances and operations, and to (v) conclude successfully an effort to bring further equity capital funding to the Company. Management believes after the bridge capital funding that additional equity capital can be added, on a favorable basis, to the Company's capital base. This should facilitate the Company's emerging profitably from its development stage during the next two to three years. Success in its efforts to consummate the planned private capital financing steps is now essential to the Company's completion of the restructuring program which it has undertaken. Pending completion of ongoing financial and restructuring initiatives, current operations of the Company continue to be financed by loans from and/or investments by several key shareholders.

     The Company's common stock, which is traded OTC under the symbol "HXBM" on the OTC bulletin board, continues to trade only sporadically and in small transactions. Management believes this will continue to be the case until the Company completes its first step of bridge financing and thereby permit expanded operations under a sound and viable Business Plan. As a step precedent to resumption of active public trading of the common stock, in late 1995 the Company made application for and obtained published coverage of the Company in Standard and Poor's Corporation Records. This coverage continues on a current basis.

(c)  Year 2000 Issue

     The Company's management has conducted as assessment of the impact of the Year 2000 issue on its operations. Management believes that Year 2000 Issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate any Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company may be required to adopt a plan and a budget for addressing such issues.

(d)  Other Developments

     During the first quarter of 1999 the Company retained the services of outside financial and management consultants to (i) update various components of the Company's Business Plan (ii) evaluate and develop alternative plans for financial restructuring, (iii) assist the Company with recruitment of management and scientific personnel, and to (iv) implement programs for enhancing corporate public profile (e.g., development of a Company Website) to facilitate investor relations and strategic contacts with the scientific and pharmaceutical industry communities.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

(a) Notice of Annual Shareholders' Meeting

On April 22, 1999 the Company gave notice to its shareholders of record on April 20, 1999 of an Annual Meeting of the Shareholders to be held in Baton Rouge, LA on May 28, 1999. A copy of said notice, setting forth purposes of the meeting, is incorporated herein as Exhibit 99-b.

(b) Election of Two New Directors at a Board of Directors Meeting

At a duly called meeting of the Company's Board of Directors on May 12, 1999, a quorum was present, and the directors, by unanimously adopted resolutions, increased the number of directors from five (5) to seven (7). The two vacancies on the board, thereby created, were filled by a resolution appointing two new members to the board. The actions of the board were in full compliance with provisions of the Company's By Laws and the Colorado Corporation Act

     The two new directors have been active during 1999 in the Company's business affairs as members of the outside consulting group assisting the Company in its restructuring initiatives reported herein. At the Annual Meeting of Shareholders on May 28, 1999 the shareholders will elect a new slate of seven (7) directors to serve until the next annual meeting thereafter of the shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.             Description and Location
-----------        ---------------------------------

99-a Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
                   Incorporated by reference to Form 10-KSB for 1998 filed by Registrant with the SEC (File No. 33-20897-D) on
                   April 15, 1999.

99-b Registrant's Notice to Shareholders of Annual Meeting Called for May 28, 1999.
                   Incorporated herein as part of Form 10-QSB for the Quarter ended March 31, 1999.


(b)  Reports on Form 8-K--None


                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



HELIX BIOMEDIX, INC.                         DATE:  May 18, 1998


BY:/s/ Keith P. Lanneau
      Keith P. Lanneau, President, Principal Financial and Accounting Officer.

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                                 March 31, 1999
                                  (Unaudited)

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

     STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                   F-3

     STATEMENTS OF CASH FLOWS                                     F-4

     NOTES TO FINANCIAL STATEMENTS                                F-5

The Board of Directors
Helix BioMedix, Inc.


The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of March 31, 1999 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.

Denver, Colorado
May 13, 1999


                                            COMISKEY & COMPANY
                                            PROFESSIONAL CORPORATION

                                   Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                     March 31, 1999
                                      (Unaudited)

        ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                            $     2,299
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                      27,299

    OTHER ASSETS
        Accrued interest receivable                                5,780
        Antimicrobial technology (net)                           118,431
        Patents pending and approved (net)                       362,311
                                                              ----------
                                                                 486,522
                                                              ----------
        TOTAL ASSETS                                          $  513,821
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $   22,393
        Accounts payable - related party                          49,284
        Notes payable                                             40,000
        Notes payable - related parties                          435,508
        Accrued interest payable                                  17,956
                                                              ----------
        Total current liabilities                                565,141

    LONG-TERM LIABILITIES
        Notes payable to shareholders                             27,602

    STOCKHOLDERS' EQUITY
        Preferred stock, no par value, 400,000 shares
          authorized, no shares issued and outstanding                 -
        Common stock, no par value, 2,000,000 shares
          authorized, 1,622,400 shares issued and outstanding  2,806,600
        Additional paid-in-capital                               137,400
        Deficit accumulated during the
          development stage                                   (3,022,922)
                                                              ----------
                                                                 (78,922)
                                                              ----------
        Total liabilities and stockholders' equity            $  513,821
                                                              ==========

    The accompanying notes are an integral part of the financial statement
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        For the period from inception (November 7, 1988) to March 31, 1999
                               (Unaudited)

                        Inception to    For the three months ended
                        March 31,              March 31,
                          1999            1999          1998
                        ------------    ---------     ---------
REVENUE                $      19,500   $        -    $        -

EXPENSES
 Accounting & legal          121,948            27            -
 Advertising                  13,488            -             -
 Amortization                135,480         6,236        4,895
 Compensation cost           137,400            -             -
 Consulting fees             531,948         9,100       10,900
 Office expense              177,952         6,036        4,403
 Other general &
  administrative costs        13,534           435          274
 Research & development    1,492,319        12,000       12,000
                        ------------      --------     --------

TOTAL OPERATING
     EXPENSES              2,624,069        33,834       32,472
                        ------------      --------     --------

NET LOSS FROM
     OPERATIONS           (2,604,569)      (33,834)     (32,472)

OTHER (INCOME) EXPENSE

Gain on settlement
    of lawsuit               (48,574)            -            -
Interest income               (5,780)         (438)        (438)
Interest expense             472,707         9,778        7,413
                        ------------      --------      -------

                             418,353         9,340        6,975
                        ------------      --------      -------
NET LOSS                $ (3,022,922)    $ (43,174)  $  (39,447)
                        ============     =========   ==========

NET LOSS PER SHARE            ($2.98)       ($0.03)      ($0.02)
                        ============     =========   ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     1,015,901     1,619,300    1,597,405
                        ============     =========    =========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to March 31, 1999
                                  (Unaudited)

                                  Inception to      For the three months ended
                                     March 31,                March 31,
                                      1999                 1999           1998
                                 ------------        -----------    ----------

NET CASH PROVIDED (USED)
  BY OPERATIONS                   $ (1,949,007)      $    18,018    $  (37,040)

CASH FLOWS FROM INVESTING ACTIVITIES

    Patents                           (253,212)          (16,482)       (6,321)
                                   ------------       -----------    ----------

NET CASH USED IN INVESTING ACTIVITIES (253,212)          (16,482)       (6,321)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt         832,819                 -         4,900
    Issuance of stock for cash          62,000                 -        10,000
    Note receivable                    (25,000)                -             -
    Cash received in reverse
       acquisition                     634,497                 -             -
    Notes payable                       74,455                 -           500
    Related party notes payable (net)  625,747                 -        27,590
                                  ------------       -----------    ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                       2,204,518                 -        42,990
                                  ------------       -----------    ----------

NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS          2,299             1,536          (371)

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                    -               763         1,101
                                  ------------       -----------    ----------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD               $      2,299       $     2,299    $      730
                                  ============       ===========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents   $     66,486       $         -    $        -
Debt issued to acquire technology      200,000                 -             -
Bridge loans outstanding at
     acquisition                       200,000                 -             -
Patent costs included
     in accounts payable                99,859                 -         2,815
Accounts payable converted to notes    700,559                 -             -
Accrued interest rolled into note      384,393             8,727         7,413
Notes converted to equity            1,639,548                 -             -



    The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)


1.   Management's representation of interim financial information.
     -------------------------------------------------------------
     The accompanying financial statements have been prepared by Helix BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998.

2.   Legal Proceedings
     -----------------
     On November 3, 1995 the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced
     $25,000 to the Company and made a commitment for further lending. On November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect on the above referenced note.

     On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998 the Court granted the judgment to IBG for payment of principal and interest due on the note along with legal costs. The judgment is on appeal and the Company continues the litigation to recover damages from IBG on the reconventional demand still pending in the suit. Contingent liability of the Registrant on the judgement is approximately $15,080 in excess of the face amount of the note and interest which the Registrant has accrued to date in its financial statements. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.