Form 10QSB
period 1999-06-30
HELIX BIOMEDIX INC
filed 1999-08-20
CIK 831749

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                                      Shares
                                                      Outstanding
            Class of Securities                       at June 30, 1999
            ___________________                       ___________________

            Common Stock, no par value                      1,622,400

DOCUMENTS INCORPORATED BY REFERENCE: YES, SEE INDEX ON PAGE 7.
                                    -------------------------
EXHIBITS: Indexed at page 7.
         -------------------
PAGES: This form 10-QSB consists of 8 pages and Exhibit No. 99-c (1 page), plus pages F-1 through F-5.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

Please see Pages F-1 through F-5.

The following financial statements are filed as part of this Report:

                                                         Page
              Accountants' Report-------------------------F-1

              Balance Sheet as at June 30, 1999-----------F-2

              Statements of Operations--------------------F-3

              Statements of Cash Flows--------------------F-4

              Notes to Financial Statements---------------F-5

   These financial statements should be read in conjunction with the audited financial statements at December 31, 1998. Those statements are incorporated herein by reference as part of Exhibit No. 99-a.


ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   This item incorporates by reference Item 1-Part I and Item 6-Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. (Exhibit No. 99-a). This item also incorporates by reference
Item 2-Part I of Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 1999. (Exhibit No. 99-b).

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

Company's Proprietary Position and Competition

   The Company believes it is establishing a strong patent position (both U.S. and foreign) with respect to the compositions of matter and use of
its Cytoporin peptides.   There is increasing interest in the
biopharmaceutical industry in the potential for lytic peptides as therapeutic drug agents. To the best of the Company's knowledge there are five or six other U.S. and Canadian companies actively working in the field, several of which companies have greater financial resources available to them. However, Registrant believes its early dates on patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of ten years. The Company's five year Business Plan embraces a concept of long term strategic partnering and introduction of near term proprietary products to niche markets. Company management believes the Plan takes full cognizance of the emerging presence of well financed competitors in the general field of endeavor.

Collaborative Research with Therapeutic Peptides, Inc.

   As set forth in Item 1 of Part I of Exhibit No. 99-a, (i) during the perriod 1987 to 1992 the Company conducted the original germinal research on its Cytoporin technology through scientific work which it supported at Louisiana State University. ("LSU"); and thereafter (ii) the Company expanded the realm of its scientific expertise and continued development of the technology through a joint venture with Therapeutic Peptides, Inc. ("TPI"), a New Orleans, LA based high-tech research entity. In November 1995 the Company and TPI formalized their alliance through execution of a "Cooperative Endeavor Agreement". This agreement closely linked the parties in a continuing initiative to expand upon the early work done at LSU, to further enhance the patent Company's patent estate and to commercialize the Cytoporin technology.

   Dr. Donald R. Owen, Chief Scientist and a Vice President of the
Company, serves as CEO and Scientific director of TPI. Since 1993 TPI has utilized its technical staff and well equipped laboratory facilities to synthesize and further evaluate the Company's proprietary lytic peptides. From 1995 through 1998 scientists at TPI developed new and improved
"third and fourth generation" derivatives of the Company's earlier proprietary peptides. Several of the new peptides show promise as lead compounds for pre-clinical and clinical development of new drugs. Patent applications and patents resulting from the joint undertaking by TPI and the Company will be fully assigned to the Company, thereby substantially enhancing the Company's patent properties derived from the earlier research sponsored at LSU.

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

   In March 1998 the Company and LSU reached final agreement on a "Novation of Prior Agreements". Arbitration proceedures were terminated by the parties. In consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The patent estate now fully assigned to the Company has resulted in sole ownership by the Company of sixteen (16) U. S. and foreign patents already issued, twelve (12) U. S.
and foreign patent applications pending, and numerous divisional applications subject to filing with the early priority dates (1987 to 1989) of the issued patents and applications pending.



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

   In 1998, pending final resolution of the dispute with LSU (as set forth in Part I herein), and pending consumation of a private financing initiative, the Company continued curtailment of its operating expenditures. During the year operating losses averaged approximately $40,800 per quarter, of which only $8,300 was for accrual of interest. The relatively large reduction of interest costs from 1996 and 1997 resulted from the substantial reduction of debt at the end of 1997. During 1998 and the first two quarters of 1999 operations continued to be funded by stock purchases and loans from key shareholders.

   In 1999 the Company expects to complete its renewed initiative to raise capital through private financing following the recent settlement of disputes with LSU. In its first phase of financing, the Company is seeking to raise $1,000,000 to $2,000,000 as bridge capital to fund operations for a period of twelve to sixteen months at the level projected in the Business Plan. Management believes it is now critically important to increase spending in order to (i) step up further development of the patent estate, (ii) fund the vital product development work at TPI,
(iii) aggressively proceed with seeking strategic alliances, (iv) maintain public reporting of company finances and operations, and to
(v) conclude successfully an effort to bring further equity capital funding to the Company. Management believes after the bridge capital funding that additional equity capital can be added, on a favorable basis, to the Company's capital base. This should facilitate the Company's emerging profitably from its development stage during the next two to three years. Success in its efforts to consummate the planned private capital financing steps is now essential to the Company's completion of the restructuring program which it has undertaken. Pending completion of ongoing financial and restructuring initiatives, current operations of the Company continue to be financed by loans from and/or investments by several key shareholders.

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

   During the second quarter of 1999, with the assistance of its consultants the Company (i) updated its Business Plan, (ii) confected a definitive plan for financial restructuring, (iii) reached agreement in principle for employment of three new management and scientific personnel, (v) at a duly called meeting of the shareholders, elected a new board of directors and amended the Articles of Incorporation of the Company to increased authorized capital stock, and (vi) completed a Private Placement Memorandum and other documentation required for a private offering of equity securities to raise capital in the financing initiative which the Company has been planning since 1998.

   The effective date of the Private Placement Memorandum was July 19, 1999 with a final expiration date of not later than October 31, 1999. This private offering contemplates the sale of common stock and warrants for an aggregate maximum amount of $1,680,000. The Company intends to use the proceeds of the offering primarily to further enhance its patent position, to restructure its research alliance agreement with its principal research partner (Therapeutic Peptides, Inc.), to rearrange certain promissory debt obligations of the Company, and for general working capital to implement the Company's updated Business Plan.

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

ITEM 2.  CHANGES IN SECURITIES

   On May 28, 1999 at a duly called meeting of the shareholders of the Company, the shareholders adopted an Amendment to the Articles of Incorporation to increase the authorized capital stock of the Company.
A copy of the Articles of Amendment filed with the Colorado Secretary of State on July 15, 1999 is incorporated herein as Exhibit 99-c.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Shareholders' Meeting on May 28, 1999 two matters were submitted to a vote.
   The shareholders (i) amended the Articles of Incorporation, as set forth in Item 2 above, and (ii) elected a new slate of seven directors for the forthcoming year, as set forth in Item 5 below.

ITEM 5.  OTHER INFORMATION

   Expansion of the Number of Directors on the Board of Directors

   At a duly called meeting of the Company's Board of Directors on May 12, 1999, a quorum was present, and the directors, by unanimously adopted resolutions, increased the number of directors from five (5) to seven (7). The two vacancies on the board, thereby created, were filled by a resolution appointing two new members to the board. The new members so appointed were Mr. Ralph Katz and Dr. Jeffrey A. Miller. The actions of the board were in full compliance with provisions of the Company's By Laws and the Colorado Corporation Act.

   The two new directors have been active during 1999 in the Company's business affairs as members of the outside consulting group assisting the Company in its restructuring initiatives reported herein. At the Annual Meeting of Shareholders on May 28, 1999 the shareholders elected a new slate of seven (7) directors to serve until the next annual meeting thereafter of the shareholders. These seven directors included the following persons:

      R. Stephen Beatty
      Thomas L. Frazer
      Ralph Katz
      Keith P. Lanneau
      Michael K. Marcantel
      Dr. Jeffrey A. Miller
      Lester J. Waldman

   Although Dr. Robert J. Love and Dr. Donald R. Owen, former directors, did not stand for re-election to the Board, they remain active in the Company in other capacities. During the third quarter of 1999 the new Board of Directors will meet to elect the corporate officers of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.             Description and Location
-----------        ---------------------------------

99-a Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
                   Incorporated by reference to Form 10-KSB for 1997 filed by Registrant with the SEC ( File No. 33-20897-D) on April 15, 1999.

99-b Registrant's Form 10-QSB for the Quarter Ended March 31, 1999 Incorporated by reference to Form 10-QSB
                   ((First Quarter,1999) filed by Registrant with the SEC
                   (File No. 33-20897-D) on May 18, 1999.

99-c Registrant's Articles of Amendment to the Articles of Incorporation (07-15-99)
                   Incorporated herein as part of Form 10-QSB for the Quarter ended June 30, 1999.

(b)  Reports on Form 8-K--None

           SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



HELIX BIOMEDIX, INC.    DATE:  August 19, 1999



BY:/s/ Keith P. Lanneau
   Keith P. Lanneau, President, Principal Financial and Accounting Officer.

HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                June 30, 1999
                                 (Unaudited)

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

     STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                   F-3

     STATEMENTS OF CASH FLOWS                                     F-4

     NOTES TO FINANCIAL STATEMENTS                                F-5

The Board of Directors
Helix BioMedix, Inc.


The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of June 30, 1999 and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them.

Denver, Colorado
August 19, 1999


                                            COMISKEY & COMPANY
                                            PROFESSIONAL CORPORATION

                                   Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                     June 30, 1999
                                      (Unaudited)

        ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                            $       197
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                      25,197

    OTHER ASSETS
        Accrued interest receivable                                6,218
        Deferred private offering costs                            9,661
        Antimicrobial technology (net)                           115,618
        Patents pending and approved (net)                       362,517
                                                              ----------
                                                                 494,014
                                                              ----------
        TOTAL ASSETS                                          $  519,211
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $   36,958
        Accounts payable - related party                          53,709
        Notes payable                                             40,000
        Notes payable on demand - related parties                462,218
        Accrued interest payable                                  19,007
                                                              ----------
        Total current liabilities                                611,892

    LONG-TERM LIABILITIES                                         28,154

    STOCKHOLDERS' EQUITY
        Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding                    -
        Common stock, no par value, 10,000,000 shares
        authorized, 1,622,400 shares issued and outstanding    2,806,600

        Additional paid-in-capital                               137,400

        Deficit accumulated during the
        development stage                                     (3,064,835)
                                                              ----------
                                                                (120,835)
                                                              ----------
        Total liabilities and stockholders' equity            $  519,211
                                                              ==========
    The accompanying notes are an integral part of the financial statement
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the period from inception (November 7, 1988) to June 30, 1999
                               (Unaudited)

                Inception to    For the three months      For the six months
                  June 30,           ended June 30,      ended June 30, 1999
                  1999          1999          1998        1999          1998
               ------------   ---------   ---------   ----------   --------
REVENUE   $      19,500   $        -    $        -  $         -   $        -

OPERATING EXPENSES
Accounting &
legal           126,494        4,546         3,768        4,573        3,768
Advertising      13,488            -             -            -           -
Amortization    141,716        6,236         4,895       12,472        9,790
Compensation
costs           137,400            -             -            -           -
Consulting fees 537,948        6,000         7,395       15,100       18,295
Office expense  180,773        2,821         6,166        8,857       10,569
Other general &
administrative   13,969          435           799          870        1,074
Research &
development   1,504,319       12,000        12,000       24,000       24,000

            ------------      --------     --------   ----------    --------

TOTAL OPERATING
  EXPENSES    2,656,107       32,038        35,023       65,872       67,496
            ------------      --------     --------   ----------    --------

NET LOSS FROM
  OPERATIONS (2,636,607)     (32,038)      (35,023)     (65,872)     (67,496)

OTHER (INCOME) EXPENSE
Gain on settlement
  of lawsuit    (48,574)           -            -            -            -
Interest income  (6,218)        (438)         (438)        (876)        (876)
Interest
  expense       483,020       10,313         7,413       20,091       15,388
            ------------      --------      -------    ---------     -------
                428,228        9,875         6,975       19,215       14,512
            ------------      --------      -------    ---------     -------

NET LOSS    $(3,064,835)   $ (41,913)   $  (41,998)  $  (85,087)   $ (82,008)
            ============    =========    ==========   ==========    =========
NET LOSS
  PER SHARE $     (2.98)   $   (0.03)   $    (0.03)  $    (0.05)   $   (0.06)
            ============    =========    ==========   ==========    =========

WEIGHTED AVERAGE NUMBER
 OF SHARES
OUTSTANDING   1,030,101    1,622,400     1,612,305    1,617,880    1,436,385
            ============   ==========    ==========   ==========   ==========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to June 30, 1999
                                  (Unaudited)

                                       Inception to   For the six months end
                                         June 30,             June 30,
                                          1999           1999        1998
                                       ------------   -----------  ----------

NET CASH PROVIDED (USED)
    BY OPERATIONS                     $ (1,947,480)  $   19,545 $   (52,142)

CASH FLOWS FROM INVESTING ACTIVITIES

    Patents                               (256,841)     (20,111)    (16,538)
                                       ------------   -----------  ----------

NET CASH USED IN
    INVESTING ACTIVITIES                  (256,841)     (20,111)    (16,538)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt             832,819            -       4,900
    Issuance of stock for cash              62,000            -      10,000
    Note receivable                        (25,000)           -           -
    Cash received in reverse acquisition   634,497            -           -
    Notes payable                           74,455            -       1,010
    Related party notes payable (net)      625,747            -      52,004
                                      ------------   -----------  ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                           2,204,518            -      67,914
                                      ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                       197         (566)       (764)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                          -          763       1,101
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $       197    $     197    $    337
                                       ===========    =========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents             66,486            -           -
Debt issued to acquire technology          200,000            -           -
Bridge loans outstanding at acquisition    200,000            -           -
Patent costs included in accounts payable   99,859            -      13,030
Accounts payable converted to notes        700,559            -           -
Accrued interest rolled into notes         393,656       17,989      14,337
Notes converted to equity                1,639,548            -           -



    The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


1.   Management's Representation of Interim Financial Information
The accompanying financial statements have been prepared by Helix
BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998.

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

On September 16, 1997, IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998 the Court granted the judgement to Interbio for payment of principal and interest due on the note along with legal costs. The judgement is on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. Contingent liability of the Registrant on the judgement is approximately $15,080 in excess of the face amount of the note and interest which the Registrant has accrued to date in its financial statements. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.

3.   Subsequent Event
As of July 19, 1999, a Private Placement Memorandum is in effect, with a final expiration date not later then October 31, 1999. This private offering contemplates the sale of common stock and warrants for an aggregate maximum amount of $1,680,000. The Company intends to use the proceeds of the offering primarily to further enhance its patent position, to restructure its research alliance agreement with its principal research partner (Therapeutic Peptides, Inc.), to rearrange certain promissory debt obligations of the Company, and for general working capital to implement the Company's updated Business Plan.