Form 10QSB
period 1999-09-30
HELIX BIOMEDIX INC
filed 1999-11-19
CIK 831749

FORM 10-Q SB

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      The number of shares outstanding of Registrant's common stock, no par value at September 30, 1999 was 3,723,043 shares.

DOCUMENTS INCORPORATED BY REFERENCE:   YES.  SEE INDEX ON PAGE 9.

EXHIBITS:   Indexed at Page 9.

PAGES:  This Form 10-QSB consists of 9 pages, plus pages F-1 through F-6.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

Please see Pages F-1 through F-6.

The following financial statements are filed as part of this Report:

Page
      Accountants' Report-------------------------------------------F-1

      Balance Sheet as at September 30, 1999------------------------F-2

      Statements of Operations--------------------------------------F-3

      Statements of Cash Flows------------------------------------- F-4

      Notes to Financial Statements---------------------------------F-5

      These financial statements should be read in conjunction with the audited financial statements at December 31, 1998. Those statements are incorporated herein by reference as part of Exhibit No. 99-a.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

This item incorporates by reference Item 1-Part I and Item 6-Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. (Exhibit No. 99-a). This item also incorporates by reference Item 2-Part I of Registrant's Quarterly
Report on Form 10-QSB for the period ended June 30, 1999.
(Exhibit No. 99-b).

(a)  Plan of Operation

The Company's general plan of operation is outlined in Item 1 of
Part I of Exhibit No. 99-a.  The Company has maintained
operations since 1990 primarily with limited capital provided by loans from key Shareholders.  A major strategic and financial corporate restructuring initiative has been undertaken since 1993.
The details of this program are set forth in Item 1 of Part I, Exhibit No. 99-a. The Company believes it is now prepared to implement a Business Plan providing for both near term and long term product introductions. During the third quarter of this year the Company was actively seeking additional capital through private sector financing. A private placement offering was successfully completed by October 31, 1999, as set forth in succeeding sections of this
report.   Such financing will be used to bring the Company to
continuing economic viability from commercially profitable operations. This plan contemplates revenues from licensing and strategic alliances for long term development of prescription pharmaceutical products as well as introduction within the near term of products subject to less regulatory restraints. It is expected by management that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

Company's Proprietary Position and Competition

The Company believes it is establishing a strong patent position (both U.S. and foreign) with respect to the compositions of matter
and use of its Cytoporin peptides.   There is increasing interest in
the biopharmaceutical industry in the potential for lytic peptides as therapeutic drug agents. To the best of the Company's knowledge there are five or six other U.S. and Canadian companies actively working in the field, several of which companies have greater financial resources available to them. However, Registrant believes its early dates on patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of twelve years. The Company's five year Business Plan embraces a concept of long term strategic partnering and introduction of near term proprietary products to niche markets. Company management believes the Plan takes full cognizance of the emerging presence of well financed competitors in the general field of endeavor.

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

Dr. Donald R. Owen, the former Chief Scientist and a Director of the Company, serves as CEO and Scientific director of TPI. Since 1993 TPI has utilized its technical staff and well equipped laboratory facilities to synthesize and further evaluate the Company's proprietary lytic peptides. From 1995 through 1999 scientists at TPI developed new and improved "third generation" derivatives of the Company's earlier proprietary peptides. Several of the new peptides show promise as lead compounds for pre-clinical and clinical development of new drugs. Patent applications and patents resulting from the joint undertaking by TPI and the Company will be fully assigned to the Company, thereby substantially enhancing the Company's patent properties derived from the earlier research sponsored at LSU. As set forth below in this report on September 30, 1999 (Effective Date) the Company and TPI entered into a novation of their 1995 Cooperative Endeavor Agreement, which new "Research Alliance Agreement" further strengthens the valuable technical alliance between the two Companies.

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

In March 1998 the Company and LSU reached final agreement on a "Novation of Prior Agreements". Arbitration procedures were terminated by the parties. In consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. The patent estate now fully assigned to the Company has resulted in sole ownership by the Company of nineteen (19) U. S. and foreign patents already issued, ten (10) U. S. and foreign patent applications pending, and various divisional applications subject to filing with the early priority dates (1987 to 1989) of the issued patents and applications pending.


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

In 1998, pending final resolution of the dispute with LSU (as set forth in Part I herein), and pending consummation of a private financing initiative, the Company continued curtailment of its operating expenditures. During the year operating losses averaged approximately $40,800 per quarter, of which only $8,300 was for accrual of interest. The relatively large reduction of interest costs from 1996 and 1997 resulted from the substantial reduction of debt at the end of 1997. During 1998 and the first two quarters of 1999 operations continued to be funded by stock purchases and loans from key shareholders.

In early 1999 the Company expected to complete its renewed initiative to raise capital through private financing following the recent settlement of disputes with LSU. In its first phase of such financing, the objective of the Company was to raise $1,000,000 to $2,000,000 as bridge capital to fund operations for a period of twelve to sixteen months at the level projected in the Business Plan. Management believes it is now critically important to increase spending in order to (i) step up further development of the patent estate, (ii) expand the vital product development work at TPI and other outside laboratories, (iii) aggressively proceed with seeking strategic alliances, (iv) maintain public reporting of company finances and operations, and to (v) move forward with future initiatives to bring further equity capital funding to the Company. Management believes after the initial bridge capital funding that additional equity capital can be added, on a favorable basis, to the Company's capital base. This should facilitate the Company's emerging profitably from its development stage during the next two to three years. As set forth below the Company's success with the private placement offering commenced in the third quarter exceeded expectations. This, and other activities discussed below constitute substantial achievement of many of the goals of the Company's broad restructuring program. During the third quarter, pending completion of the private placement offering, current operations of the Company continued to be financed by loans from and/or investments by several key shareholders and Directors.

During the third quarter the Company's common stock, which is traded under the symbol "HXBM" on the OTC bulletin board, continued to trade sporadically and in small transactions. Management believes market activity in its stock will markedly increase as the Company begins to enjoy the benefits of its improved financial condition and expands its operations under the new Business Plan. On-going initiatives to step up shareholder communications and to develop company profile in the investor community should also impact trading activity in the stock. As a step precedent to resumption of active public trading of the common stock, in late 1995 the Company made application for and obtained published coverage of the Company in Standard and Poor's
Corporation Records.  This coverage continues on a current basis.


(c) Other Significant Developments

Corporate Restructuring Activities in 1999

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

During the second quarter of 1999, with the assistance of its consultants the Company (i) updated its Business Plan, (ii) confected a definitive plan for financial restructuring, (iii) reached agreement in principle for employment of three new management and scientific personnel, (v) at a duly called meeting of the shareholders, elected a new board of directors and amended the Articles of Incorporation of the Company to increased authorized capital stock, and (vi) completed a Private Placement Memorandum and other documentation required for a private offering of equity securities to raise capital in the financing initiative which the Company had been planning since 1998.

The effective date of the Private Placement Memorandum was July
19, 1999 with a final expiration date of not later than October 31, 1999. This private offering contemplated the sale of common stock and warrants for an aggregate minimum amount of $1,155,000 and a maximum amount of $1,680,000. In the Memorandum the

Company outlined its plans to use the proceeds of the offering primarily to further enhance its patent position, to restructure the terms of the research alliance with its principal research partner (Therapeutic Peptides, Inc.), to rearrange certain promissory convertible debt obligations of the Company, and for general working capital to implement the Company's updated Business
Plan.

Successful Private Placement Offering

In connection with its Private Placement Offering commenced July
19, 1999 the Company, as of September 30, 1999, had sold
2,100,643 shares of common stock for $1,470,450 in cash. This is reflected in the financial statements of this third quarter 10-QSB report. The shares were sold in units (or fractions thereof), each unit consisting of 150,000 common shares and 150,000 warrants, each warrant to purchase an additional common share at an exercise price of $3.25 per share. The warrants, having a maximum term of five years, are for a period of three years callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $0.75 for the first year, $1.75 for the second year, and $2.75 for the third year.

In addition to reaching the level of minimum proceeds from the private offering, as a further condition for the release from escrow of funds from the offering the Company entered into certain "Restructuring Agreements" with various parties, which agreements were deemed to be important to future operations of the Company.
The escrow release conditions were met on September 30, 1999 at which time the various agreements had been confected in principle on that date. Due to necessary administrative delay all required agreements were fully executed by the parties on October 5, 1999.

Because of favorable investor response to the Company's private offering of securities, the Board of Directors increased the maximum aggregate amount of the offering; and by October 31, 1999, when the offering was terminated, the Company had increased its total sale of common stock to 2,890,643 shares (with warrants) for a final aggregate of $2,023,450 in cash proceeds from the offering. All shares and warrants sold will be "restricted" securities within the meaning of Rule 144 of the Securities Act of 1933. The increase in equity capitalization after the end of the third quarter will be reflected in the fourth quarter financial statements and the year end audit as at December 31, 1999.

Debt Restructuring Agreement

One of the aforesaid Restructuring Agreements provided that Keith
P. Lanneau, as holder of a convertible demand promissory note of the Company in the amount of $489,462 (including principal and accrued interest) would, effective September 30, 1999, agree to restructuring of this debt obligation. By agreement of the parties the aforesaid demand note was replaced by three notes having no rights of conversion into common stock, said notes having equal principal amounts of $163,154 and with maturities of one (1), two (2), and three (3) years, respectively. This debt restructuring is reflected in the financial statements of this third quarter 10-QSB report.

New Agreement with Therapeutic Peptides, Inc. (TPI)

In another Restructuring Agreement, effective September 30,1999, the Company and TPI agreed to a novation of the 1995 Cooperative Endeavor Agreement between the parties, which had defined the terms and conditions of the important research collaboration between the two companies. Whereas the earlier agreement had provided for the sharing by the companies of any license fees and royalties resulting from Cytoporin technology developed for the Company by TPI, the new novated agreement entitled "Research Alliance Agreement" now provides (i) that rights to all patents and patent applications based upon Cytoporin technology heretofore and hereafter developed for the Company by TPI will be fully assigned to the Company, (ii) that TPI will relinquish its previous right to share in any license fees and royalties from such protected technology, and (iii) that TPI will convey to the Company all know-how, data, and materials which it has developed in its previous research on the Cytoporin technology.

In consideration of the aforesaid restructuring of the agreements between the parties, the Company agreed (i) to pay $100,000 in cash to TPI and to forgive the indebtedness of TPI on a promissory note payable to the Company in the amount of $31,656 (including principal and interest), (ii) to issue 50,000 shares of restricted common stock of the Company to TPI, (iii) to issue 10,000 shares of restricted common stock to Dr. Donald R. Owen personally, as Chief Scientist and CEO of TPI, and (iv) to commit to continued support of collaborative research in the laboratories of TPI on a contract basis.

Company management believes the new "Research Alliance
Agreement" with TPI will lead to valuable additions to the Company's Cytoporin patent estate and that increased future funding for collaborative research at TPI will strengthen the valuable alliance between the two companies.

A Corporate Website for the Company

As a major step in its new initiative to enhance corporate profile in the scientific and financial communities and to strengthen communications with shareholders and the public in general, the Company completed development of a corporate Website which went on line on the Internet shortly after the end of the third quarter. The address of the Website is www.helixbiomedix.com.

(d)  Year 2000 Issue

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

     On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement.
On August 19, 1998 the Court granted the judgment to Interbio for payment of principal and interest due on the note along with legal costs. The judgment is on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus interest of $9,377. In the event the Company's appeal is unsuccessful, management estimates the Company will be liable for an additional $15,080 in interest and legal fees pursuant to the aforementioned judgment. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.

ITEM 2.  CHANGES IN SECURITIES

      As set forth herein in Part I-Item 2 (c), as a result of its Private Placement Offering, during the third quarter the Company sold 2,100,643 shares of common stock with warrants and agreed to convey 60,000 shares of common stock to TPI and Dr. Donald R. Owen.


      Additionally, the Company, effective September 30, 1999, entered into an agreement with its consultants, Katz-Miller Ventures L.L.C., whereby the consultants will receive (i) 40,000 shares of common stock of the Company for past services, (ii) an additional 40,000 shares for services to be rendered prior to September 30, 2000, (iii) and a contingent maximum of 540,000 additional shares, based on possible specified increases in the market value of the common stock during the next two years.

       Additionally, effective September 30, 1999, the Company and two of its Directors (Keith P. Lanneau and Thomas L. Frazer) entered into an agreement whereby the parties agreed to the cancellation and termination of warrants, previously issued to Messrs. Lanneau and Frazer, to purchase up to an aggregate of 119,200 shares of common stock of the Company at a price of $1.00 per share.

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

99-b Registrant's Form 10-QSB for the Quarter Ended June 30, 1999 Incorporated by reference to Form 10-QSB (Second Quarter, 1999) filed by Registrant with the SEC (File No. 33-20897-D) on August 19, 1999.


(b)  Reports on Form 8-K--None



      SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





HELIX BIOMEDIX, INC.                             DATE:  November 18, 1999



BY:/s/ Keith P. Lanneau
   Keith P. Lanneau, Chairman of the Board of Directors

                              HELIX BIOMEDIX, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 1999
                                  (Unaudited)

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

STATEMENTS OF OPERATIONS                                                F-3

STATEMENTS OF CASH FLOWS                                                F-4

NOTES TO FINANCIAL STATEMENTS                                           F-5

The Board of Directors
Helix BioMedix, Inc.

The accompanying balance sheet of Helix BioMedix, Inc. (a development stage company), as of September 30, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.

Denver, Colorado
November 19, 1999

Comiskey & Company
PROFESSIONAL CORPORATION

                                 Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                    September 30, 1999
                                      (Unaudited)

        ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                           $  1,467,978
        Note receivable - TPI                                     25,000
                                                              ----------
        Total current assets                                   1,492,978

    OTHER ASSETS
        Accrued interest receivable                                6,656
        Deferred private offering costs                           33,448
        Antimicrobial technology (net)                           112,805
        Patents pending and approved (net)                       368,507
                                                              ----------
                                                                 521,416
                                                              ----------
        TOTAL ASSETS                                         $ 2,014,394
                                                              ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $   61,435
        Accounts payable - related party                          62,924
        Notes payable                                             40,000
        Notes payable on demand - related parties                213,154
        Accrued interest payable                                  22,683
                                                              ----------
        Total current liabilities                                400,196

    LONG-TERM LIABILITIES
        Notes payable                                             28,717
        Notes payable - related party                            326,308
                                                               ---------

                                                                 355,025

    STOCKHOLDERS' EQUITY
        Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding                    -
        Common stock, no par value, 10,000,000 shares
        authorized, 3,723,043 shares issued and outstanding    4,277,050

        Additional paid-in-capital                               137,400

        Deficit accumulated during the
        development stage                                     (3,155,277)
                                                              ----------
                                                               1,259,173
                                                              ----------
        Total liabilities and stockholders' equity            $2,014,394
                                                              ==========
    The accompanying notes are an integral part of the financial statement
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the period from inception (November 7, 1988) to September 30, 1999
                               (Unaudited)

                Inception to    For the three months  For the nine months
                September 30,   ended September 30,   ended September 30,
                  1999          1999          1998        1999          1998
               ------------   ---------   ---------   ----------    --------
REVENUE   $      19,500   $        -    $        -  $         -   $        -

OPERATING EXPENSES
Accounting &
legal           175,151       48,657           817       53,231        4,585
Advertising      13,488            -             -            -            -
Amortization    147,952        6,236         4,895       18,708       14,685
Compensation
costs           137,400            -             -            -            -
Consulting fees 543,948        6,000         8,500       21,100       26,795
Office expense  183,431        2,658         5,004       11,515       15,573
Other general &
administrative   15,815        1,847           311        2,716        1,385
Research &
development   1,516,319       12,000        12,000       36,000       36,000
            ------------      --------     --------   ----------    --------

TOTAL OPERATING
  EXPENSES    2,733,504       77,398        31,527      143,270        99,023
            ------------      --------     --------   ----------     --------

NET LOSS FROM
  OPERATIONS (2,714,004)     (77,398)      (31,527)    (143,270)      (99,023)

OTHER (INCOME) EXPENSE
Gain on settlement
  of lawsuit    (48,574)           -             -            -             -
Interest income  (6,656)        (438)         (438)        (876)       (1,314)
Interest
  expense       496,503       13,483         8,566       23,796        23,954
            ------------      --------      -------    ---------      -------
                441,273       13,045         8,128       22,920        22,640
            ------------      --------      -------    ---------      -------

NET LOSS    $(3,155,277)   $ (90,443)   $  (39,655)  $ (166,190)    $(121,663)
            ============    =========    ==========   ==========    =========
NET LOSS
  PER SHARE $     (3.06)   $   (0.05)   $    (0.02)  $    (0.10)   $   (0.08)
            ============    =========    ==========   ==========    =========

WEIGHTED AVERAGE NUMBER
 OF SHARES
OUTSTANDING   1,030,778    1,692,421     1,613,700    1,627,098     1,522,859
            ============   ==========    ==========   ==========   ==========

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to September 30, 1999
                                  (Unaudited)

                                       Inception to   For the six months end
                                         June 30,          September 30,
                                          1999           1999        1998
                                       ------------   -----------  ----------

NET CASH PROVIDED (USED)
    BY OPERATIONS                     $ (1,990,738)  $  (23,713) $  (74,249)

CASH FLOWS FROM INVESTING ACTIVITIES

    Patents                               (266,252)     (29,522)    (29,246)
                                       ------------   -----------  ----------

NET CASH USED IN
    INVESTING ACTIVITIES                  (266,252)     (29,522)    (29,246)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt             832,819            -       4,900
    Issuance of stock for cash           1,532,450    1,470,450      10,000
    Note receivable                        (25,000)           -           -
    Cash received in reverse acquisition   634,497            -           -
    Notes payable                           74,455            -       1,530
    Related party notes payable (net)      675,747       50,000      86,106
                                      ------------   -----------  ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                           3,724,968    1,520,450     102,536
                                      ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                 1,467,978    1,467,215        (959)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                          -          763       1,101
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $  1,467,978 $ 1,467,978    $    142
                                       ============   =========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents             66,486            -           -
Debt issued to acquire technology          200,000            -           -
Bridge loans outstanding at acquisition    200,000            -           -
Patent costs included in accounts payable   99,859            -      25,739
Accounts payable converted to notes        700,559            -           -
Accrued interest rolled into notes         421,463       45,796      21,852
Notes converted to equity                1,639,548            -           -



    The accompanying notes are an integral part of the financial statements.
                                      F-4

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999
                                   (Unaudited)


1.    Management's Representation of Interim Financial Information
      ------------------------------------------------------------
The accompanying financial statements have been prepared by Helix
 BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998.

2.    Legal Proceedings
      -----------------
On November 3, 1995, the Company entered into a Loan Agreement with
 International Biochemicals Group, Inc. ("IBG") whereby IBG advanced $25,000 to the Company and made a commitment for further lending. On November 3, 1995, the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with Louisiana State University ("LSU"), in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect on the above referenced note.

On September 16, 1997, IBG filed a petition in the Nineteenth Judicial
 District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998, the Court granted the judgement to Interbio for payment of principal and interest due on the note along with legal costs. The judgement is on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. Contingent liability of the Registrant on the judgement is approximately $15,080 in excess of the face amount of the note and interest which the Registrant has accrued to date in its financial statements. In its reconventional demand, the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.

3.     Equity
       ------
Effective September 30, 1999 the Company issued 2,100,642 shares of common stock for $1,470,450 in cash. The shares were sold in units, each unit consisting of 150,000 common shares and 150,000 warrants, each warrant to purchase common shares at an exercise price of $3.25 per share. For a period of three years, the warrants are callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $0.75 for the first year, $1.75 for the second year, and $2.75 for the third year.

The Company intends to use the proceeds of the offering primarily to further enhance its patent position, to restructure its research alliance agreement with its principal research

-----------------
partner (Therapeutic Peptides, Inc.), to rearrange certain promissory debt obligations of the Company, and for general working capital to implement the Company's updated Business Plan. The Company plans to extend this offering through the sale of additional shares effective October 31, 1999.