Form 10KSB
period 1999-12-31
HELIX BIOMEDIX INC
filed 2000-04-14
CIK 831749

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended      December 31, 1999

                                  OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from____________ to ______________

                             ***********

                    COMMISSION FILE NO. 33-20897-D

                         HELIX BIOMEDIX, INC.
       COLORADO                                             84-1080717
          210 BARONNE ST., SUITE 1004, NEW ORLEANS, LA 70112
                            (504) 525-2090


      Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Registrant's revenues for the fiscal year ending December 31, 1999: $ -0-

      As of December 31, 1999, there were 4,628,253 shares of common no par value stock of Helix BioMedix, Inc. issued and outstanding, and the aggregate market value of the common stock held by non-affiliates was approximately:  $5,057,764

DOCUMENTS INCORPORATED BY REFERENCE:   YES.  SEE INDEX ON PAGE 30.

EXHIBITS:   Indexed at Page 30.

PAGES: This Form 10-KSB consists of 31 pages, plus pages F-1 through F-20.

                                PART I

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

      Helix BioMedix, Inc., formerly Cartel Acquisitions, Inc. ("the Company"), was formed under the laws of the state of Colorado on February 2, 1988 to create a corporate vehicle to seek and acquire a business opportunity. In 1988 the Company became a publicly held company through registration and sale of its securities. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation, ("BioMedix of Louisiana") in exchange for shares of the Company's common stock representing a control interest in the Company. The Company acquired all of the stock of BioMedix of Louisiana from Helix International Corporation ("Helix"), a Louisiana corporation founded in 1985 by Mr. Keith P. Lanneau, who became President and CEO of the Company. BioMedix of Lousiana was incorporated on November 7, 1988 as a wholly owned subsidiary of Helix to develop therapeutic biopharmaceuticals for animal and human health care.

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

      A Platform Technology--The "Cytoporin" Peptides

      The Company refers to its lytic peptide technology as the Cytoporin Technology. Briefly, the Cytoporins are small, synthetic peptides which act upon biological cells by disrupting their membranes. Membrane Disruptive Peptides (MDPs) over the last fifteen to twenty years were discovered in nature as major components in the antimicrobial protective systems of various animal species. The MDPs, generally called "lytic peptides", are small bioactive proteins which are a key to the host defense (immune) systems of many insects, amphibians, and mammals. In the giant silk moth, Hyalophora Cecropia, bacterial infection induces synthesis of special proteins which form pores in the cell membranes of invading pathogens, resulting in their death. One group of these proteins are lytic peptides called Cecropins.

      Moving forward from their early research studies with Cecropins in 1986-87, scientists at Louisiana State University and the Company developed an entire new class of synthetic, non-naturally-occuring, MDPs which offer promise as (I) ANTI-INFECTIVE AGENTS, (II) WOUND HEALING COMPOUNDS, AND (III) ANTICANCER DRUGS. These novel, highly bioactive compounds are proprietary to the Company and were named "CYTOPORINS". The Company believes it has created a powerful platform technology which has the potential to spawn the development of a broad array of both biopharmaceutical and non-drug products.

      The Company's lead Cytoporins are a family of approximately twenty (20) proprietary compounds selected from extensive testing of a library of literally hundreds of variations on the basic structure of this class of lytic peptides. The Company has discovered that several compounds appear to be particulary interesting as cancer therapy agents, and other Cytoporins demonstrate unique wound healing properties. As promising as these possible applications are, the Company believes the centerpiece of its broad based platform technology may be the discovery that some of the Cytoporins can synergistically enhance and restore the killing power of many conventional antibiotics which are losing their effectiveness against dangerous antibiotic-resistant strains of bacteria. In addition to their antibacterial properties, the Cytoporins are broad spectrum anti-infectives which are active against many strains of viruses, fungi, and protozoa.

      Research and Management Agreement with Helix International
Corporation

      Concurrent with its acquisition of BioMedix of Louisiana in 1989, the Company entered into an agreement with Helix which provided that the scientific employees of Helix continue to conduct lytic peptide research in its laboratories, that Helix continue to support the LSU research under the Antimicrobial Agreement, that Helix continue to obtain the related patent coverage---all to be undertaken on a contract basis for the account of the Company.
Under the terms of the Agreement, Helix provided research scientists and technicians, laboratory and office facilities and all administrative services to the Company on a cost plus 15% basis. This arrangement continued through February 1990.

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

      Termination of the Research Support at LSU and Renegotiation of Agreements with LSU

      During the period 1990-1992 the Company suffered from very limited working capital, and discontinued its support of the Cytoporin research at LSU in late 1992. However, patent prosecution was continued by the Company with the prospects that valuable patents covering the work might issue. Further, additional corroboration of the early research data was obtained by prominent scientists in other universities than LSU.

      By 1993 several of the scientists on the LSU research team, which the Company had funded to develop the Cytoporin technology, had departed from the University. In March 1993 the Company negotiated a novation of its original agreements with LSU and entered into a "Settlement Agreement" whereby LSU became the assignee of patents relating to its work on the Cytoporins, and the Company became the exclusive world-wide licensee of the technology under terms more favorable to the Company with respect to future royalty sharing by LSU and the Company.

      Development of a Collaboration with Therapeutic Peptides, Inc. and Dr. Donald R. Owen.

      In 1993 the Company established a joint venture relationship with a New Orleans based company, Therapeutic Peptides, Inc. ("TPI") and its president and chief scientist, Dr. Donald R. Owen. From 1993 to the present the Company has continued the development of its Cytoporin technology through its collaboration with TPI. On November 10, 1995 the Company and TPI formalized their collaboration by entering into a "Cooperative Endeavor Agreement", whereby TPI would, on a contract basis, continue to advance the technology and move toward commercialization of the proprietary peptides. This agreement provided that any new patents, expanding upon the scope of the Companys' patents based on the LSU research, would be assigned to the Company and that TPI would share in any future royalty flow from such new patents.

      Since 1993 the collaboration between the Company and TPI has resulted in the design and synthesis of a new "third generation" of novel and improved Cytoporin peptides which hold substantial promise as lead compounds for future applications in both pharmaceutical
(drug) and non-drug products. The new peptides are smaller, more active, less toxic, and more economical to manufacture than the earlier compounds derived from the LSU research. Indications are that patent applications currently in preparation on the new compounds will be highly complementary to the issued patents and applications pending from the earlier work sponsored by the Company at LSU.

      The Company plans to continue its support of the successful Cytoporin research and development work at TPI. As set forth in
Part III--Item 12 of this 10-KSB Report (CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), on September 30, 1999 the Company entered into a "Research Alliance Agreement" ("RAA") with TPI. The RAA is a novation of the Company's prior agreement with TPI, and it provides for outright assignment to the Company of all patent rights, without future royalty sharing, relating to TPI's past and future research on the Cytoporin Technology.

      CRITICAL DEVELOPMENTS IN THE COMPANY'S RELATIONSHIP WITH LSU.

      From the outset of its Settlement Agreement with LSU in 1993, the Company found its position as a patent licensee of the University to be one without proper cooperative support. In 1996 and early 1997 the Company formally notified LSU officials of its concerns about the deteriorating relationship. During the first quarter of 1997 continuing disputes between the Registrant and LSU resulted in each party's placing the other in default of the agreements between the two.

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

      FINAL RESOLUTION IN 1998 OF DISPUTES WITH LSU

      In late 1997 the Company and LSU made substantial progress in good faith negotiations to settle all disputes. Continued progress in negotiations by year end prompted the parties to place the arbitration proceedings in abeyance and to withhold contemplated legal actions pending the outcome of the negotiations.

       In March 1998 the Company and LSU reached final agreement on a "Novation of Prior Agreements". Arbitration proceedures were terminated by the parties. All disputes were settled out of court to the advantage of the Company in an agreement whereby, in consideration of the Company's dismissing and waiving its causes of action against LSU, LSU assigned to the Company all right, title and interest to all of the U.S. and foreign patents and patent applications previously under license to the Company. This final resolution of disputes with LSU greatly strengthened the Company's patent estate and eliminated the hiatus in the Company's initiatives to raise capital to move the business forward.


(C) COMPETITION

      The Company believes it is establishing a strong patent position with respect to proprietary compositions of matter and use of its Cytoporins or other lytic peptides. There is increasing interest in the biopharmaceutical industry in the potential for such peptides as therapeutic drug agents. To the best of the Company's knowledge there are five or six other U.S. or Canadian biotechnology companies actively working in the field. Although they have had greater financial resources available to them, the Company believes the early priority dates on its patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of twelve years. The Company further believes that the activity of a few competitors, who have all entered the lytic peptide technology field after the Company, is helping to accelerate the advance of this basic technology to the commercial stage.

      The Company's basic business plan embraces a concept of (i) long term strategic partnering for developing pharmaceutical products and (ii) introduction of near term proprietary non-drug products (e.g. topical antiseptics and industrial disinfectants and biocides) to niche markets where regulatory constraints are less of an obstacle. Company management believes its business plans take full cognizance of the emerging presence of several well financed competitors in the general field of endeavor.

(D) THE COMPANY'S PATENT ESTATE

      THE HELIX/LSU PATENT ESTATE

      Since its inception to the date hereof the Company has invested over $440,000 in legal costs and fees, alone, to prosecute the various patent applications based on the early Cytoporin research conducted for the Company at LSU. A brief summary of the current status of this patent portfolio is as follows:

   1.) All of the pending applications and issued patents have early priority dates (i.e. 1987-89) with little prior art cited. Many broad composition and use claims have been allowed. The Company has been assigned all rights to the Helix/LSU patent applications and patents, as discussed hereinabove.

   2.) Twenty two (22) foreign patents have issued, and an important divisional application is pending in five foreign countries.

   3.)       Two (2) U.S. patents have issued, and a third U.S.
             patent is pending.  Two additional divisional U.S.
             patent applications, with early priority dates, are also pending.

      The Company believes (i) that the broad claims on the Helix/LSU patents issued and pending with early priority dates will present potential infringement problems to other biotechnology or pharmaceutical companies working in the lytic peptide field, and
(ii) that claims allowed to the Company on proprietary compositions-of-matter protect the Company's right to commercialize its product technology without risk of infringing patents of others.

      THE HELIX/TPI PATENT ESTATE

      As discussed above in this Report, pursuant to execution of the new 1999 Research Alliance Agreement between the Company and TPI, the Company now holds full title to all patent rights on the composition and use of Cytoporin compounds and the applications thereof, as developed at TPI since 1993. The Company is now in the process of filing several U. S. patent applications covering this technology, and foreign counterpart applications will be filed hereafter. Additional patent applications will be filed by the Company and assigned to the Company covering results of future contract work at TPI to be sponsored by the Company. As stated hereinabove the Company believes the new generation of Cytoporins derived from TPI's past research are among the most promising of the Company's proprietary lead compounds for both pharmaceutical (drug) and non-drug applications.


(E) INVESTMENT IN RESEARCH AND DEVELOPMENT

      The Company's direct investment in research and development of its Cytoporin Technology has aggregated $2,351,057 since Registrant's inception (November 7, 1988) to December 31, 1999. Of this sum an amount of $440,582 has been capitalized as the legal costs incurred in patent prosecution. Other capitalized R & D costs include (i) $200,000 capitalized as a cost paid by promissory note to Helix International Corporation to acquire the Antimicrobial Technology at Registrant's inception, and (ii) $25,000 paid in common stock issued (10,000 shares) as partial consideration for Antimicrobial Technology developed for the Company by TPI prior to confection of the Cooperative Endeavor Agreement in November 1995. The balance of $1,685,475 has been expensed as R & D costs as they were incurred by the Company. The Company's total investment in R & D and other operating and interest expenses to develop its Cytoporin Technology has aggregated $4,209,763 since Registrant's inception through December 31, 1999.

      To the best of Registrant's knowledge, prior to November 7, 1988 Helix International had invested approximately $839,400 in research and development (excluding patent costs) on the lytic peptide technology. In addition to the approximately $5,049,163 invested by Registrant and Helix International Corporation to develop the technology base, LSU, several other universities, TPI, and several other companies have expended substantial sums of their own in exploring potential applications of the Company's Cytoporin Technology.

 (F) POTENTIAL FOR COMMERCIALIZATION OF THE COMPANY'S TECHNOLOGY

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

      With the on-going critical concern in scientific and medical circles about the exploding emergence of antibiotic resistant bacteria, the use of Cytoporins as adjuvants or enhancers to boost the effect of existing antibiotics against resistant bacterial strains opens an important new realm of possible pharmaceutical applications for the Company's proprietary Cytoporin compounds.

      The cost and time of bringing new drugs to market essentially mandates that the Company seek strategic alliances and licensing arrangements with larger, well financed companies to bring the Cytoporins through arduous and expensive clinical trials before they find commercial applications as prescription drugs.

      While the Company is pursuing the long term introduction of high potential prescription drugs through a program of strategic partnering, it will also focus in-house efforts on the near term introduction of proprietary products in the area of topical antiseptics and industrial disinfectants.

(G) IMPACT OF REGULATORY FACTORS

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

H) THE COMPANY AS A PUBLICLY HELD ENTITY

      As set forth above in this 10-KSB Report, the Company became a publicly held company in 1988 prior to the reverse merger of Cartel Acquisitions, Inc. (the Colorado public company) and Helix BioMedix, Inc. of Louisiana. During the period 1989 to 1991, the Company's common stock was traded actively as an OTC "pink sheet" stock.
After this period, as a result of concerted regulatory efforts of the SEC, NASD, and state securities commissioners to curb abuses in the industry, the active "penny stock" brokerage industry became effectively curtailed. This impacted the Company's common stock by reducing trading transactions to a very low level.

      In December 1993, as discussed in the Company"s December 31, 1998 10-KSB Report (incorporated herein by reference as Exhibit 13-a), the Company's 500:1 reverse split of its common stock substantially eliminated the onus of the "penny stock" status.
Since that time until the fourth quarter of 1999 the common stock of the Company traded only sporadically on the Over the Counter Bulletin Board (OTCBB) because of the Company's decision not to encourage active public trading (through press releases and active shareholder communications) of its securities until significant progress had been made in the restructuring program described below. After 1993 to early 1999, in limited transactions, the Company's common stock traded infrequently at prices varying from $.50 to $5.00 per share. Transactions from January 1999 to December 1999 fluctuated in the range of $1.00 to $4.25 per share. Because of the thinly traded nature of the market for the stock, these prices are not indicative of a meaningful capitalization of the value per share. Following the successful private placement of securities completed October 31, 1999 (as discussed in subsequent sections of this Report), concerted efforts to improve shareholder commumications are increasing investor interest in the Company's common stock. During the first quarter of the year 2000 trading volumes of the common stock have begun to increase substantially.

      Management believes that the Company's continuing status as a reporting public company with approximately 700 shareholders of record (and an estimated 700 to 800 shareholders in "street name") will be a substantial asset in the future to attract capital through either private or public financing.


(I) A PLAN BEGUN IN 1993 FOR RESTRUCTURING THE COMPANY

      By 1993 it was the belief of the major shareholders of the Company that the Company's proprietary Cytoporin technology, the associated patent estate, and the gradually emerging market potential for biopharmaceuticals had developed to a point which encouraged and demanded renewed corporate vigor. Management recognized that the Company should undertake a major strategic and corporate restructuring to strengthen itself and to move aggressively toward commercialization of its technology base. Notwithstanding the seriously limited financial resources of the Company, the termination of the research collaboration with LSU, the cessation of public reporting to the SEC by the Company, and the virtual discontinuation of trading of the Company's "penny stock" a restructuring plan was adopted with specific objectives, many of which had been attained in substantial measure by 1997. The Registrant's December 31, 1998 10-KSB report (incorporated herein by reference as Exhibit 13-a) presents a more detailed narrative on the restructuring program and progress in implementing its various objectives through 1998.

(J) COMPLETION OF A PRIVATE PLACEMENT FINANCING INITIATIVE IN 1999


      In March 1998 the Company and LSU settled the dispute over ownership of the Helix/LSU Patent Estate, whereby all right, title and interest in the patents and patent applications pending were assigned to the Company. This effectively ended the hiatus for the Company which had (i) interrupted pursuit of the restructuring objectives outlined above, (ii) delayed the continuation of vigorous prosecution of the Patent Estate, and (iii) interrupted, or derailed, the urgently important initiatives to raise private capital to maintain viability for the Company.

      In mid 1998 the major shareholders of the Company believed that an opportunity had then arrived to implement a new, SHORT TERM STRATEGIC PLAN TO FULLY REVITALIZE THE COMPANY AND CAPITALIZE UPON ITS VALUABLE TECHNOLOGY PLATFORM AND CORPORATE STATUS AS A PUBLIC COMPANY. To this end the Board of Directors of the Company made a decision (i) to hold in abeyance definitive re-consideration of earlier private financing proposals, (ii) to seek advice of outside consultants to assist the Company in developing and implementing a comprehensive short term strategic plan for both financial and managerial restructuring of the Company, and (iii), with the assistance of the consultants, to undertake as soon as possible a sale of securities (exempt from registration) through a Private Offering ("Offering") to a limited number of qualified investors.

      Success of the Offering, commenced July 19, 1999 and terminated October 31, 1999, exceeded management expectations.
Under the terms of a Private Placement Memorandum dated July 19, 1999 the Company sold and issued 2,890,643 shares of common stock for $2,023,450. Net of offering costs of $100,320, proceeds to the Company from the Offering were $1,923,130. The shares were sold in units, each unit consisting of 150,000 common shares and 150,000 warrants, each warrant to purchase a common share at an exercise price of $3.25 per share. For a period of three years, the warrants are callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $.75 for the first year, $1.75 for the second year, and $2.75 for the third year.

      First proceeds from the Offering were released from escrow on September 30, 1999 on which date the Company, pursuant to terms of the Private Placement Memorandum, entered into several agreements with related parties. These agreements are discussed in the notes to the audited financial statements incorporated in this Report and are further discussed herein in Part III-Item 9 (Directors, Executive Officers, etc.) and in Part III-Item ll (Certain Relationships and Related Transactions).

      The Company intends to use the proceeds of the Offering primarily to further enhance its patent position, to restructure its research alliance agreement with its principal research partner
(TPI), to rearrange certain promissory debt obligations of the Company, and for general working capital to implement the Company's updated Business Plan discussed below.

(K) IMPLEMENTATION OF A NEW SHORT TERM STRATEGIC PLAN OF ACTION
FOLLOWING THE OFFERING.

      Since late 1998 through the period of the private Offering Mr. Ralph Katz and Dr. Jeffrey A. Miller have worked closely with mangagement, as consultants, to devise and begin implementation of the updated strategic plans for the Company. Mr. Katz and Dr. Miller, who joined the Company's Board of Directors in May 1999, entered into a two year consulting agreement (See Part III-Item 11 herein) with the Company on September 30, 1999, whereby they will continue to assist Company management in achieving goals of the new operating plan. The critical components and status of the Strategic Plan by which the company will operate during the next twelve to eighteen months are as follows:

1.)  The 1999 Private Placement Offering.
      The Company believes the proceeds from the Offering will be sufficient to maintain the expanded operations of the strategic plan for a period of at least twelve to fourteen months following December 31, 1999, during which period significant milestones of this plan should be achieved.

2.)  Restructuring and Strengthening Management
      This activity is well under way, having begun early in 1999. The Board of Directors was restructured and expanded with new members at the Annual Meeting of the Shareholders in May 1999.
       On October 1, 1999, pursuant to provisions of the Company's Private Placement Memorandum, a new slate of corporate officers was elected. Prior to this Mr. Katz and Dr. Miller had recruited new key personnel to fill the positions of (i) President and CEO (Mr. R. Stephen Beatty), (ii) Vice President for Science (Dr. Henry L. Niman), and (iii) Vice President for Investor Relations and Corporate Communications (Mrs. Elizabeth L. Scheer). Mr. Keith P. Lanneau, the Company's founder, continued his role in the Company as Board Chairman and Vice President for Technology. The restructured management of the Company is further discussed in Part III-Item 9 herein. Recruiting of key personnel will continue during the coming year.

3.)  Building Scientific Visibility and Credibility
      This activity will revolve around the creation of a distinguished Scientific Advisory Board for the Company, primarily through the contacts and efforts of Dr. Niman. .

4.)  Stepped Up Research and Development Activities
      Funds available from the Offering will permit expanded, targeted research and development efforts to (i) further enhance the Patent Estate, and to obtain conclusive in vitro and in vivo pre-clinical evaluations of selected Cytoporin lead compounds, which evaluations will be effective in the development of strategic alliances. The expanded research and development work is now on-going both at TPI and in outside contract laboratories. During the next year there will be further evaluations and studies of potential applications of the lead Cytoporins by outside scientific investigators in industry and/or academia.

5.)  Continued Expansion of the Patent Estate
      The Patent Estate is a major asset of the Company which will be continually enhanced in the future, as discussed above.

6.)  Developing Collaborative Partners and Strategic Alliances
      This is and has been a major objective in the Company's overall long term business plan.Such joint ventures with other biotechnology and pharmaceutical companies are vital to the Company to provide the (i) financing and (ii) regulatory, scientific, and marketing expertise required for commercialization of pharmaceutical (drug) products. Dr. Niman and Mr. Lanneau will provide stepped-up efforts in the area of building such alliances during the coming year.

7.)  Developing Corporate Profile in the Investment Community and
Facilitating Access to Future             Financing on a Favorable
Basis.
      The Company's plan to develop an aggressive and effective program in the area of Investor Relations and Corporate Communications will raise the Company profile in the financial, scientific, and business communities. A new corporate vice president is now full time in charge of these high priority and vitally important activities. Development of an Internet Web-site for the Comany was completed in the fourth quarter of 1999. The Web-site (www.helixbiomedix.com), providing comprehensive information on the Company went on-line shortly after completion of the private Offering. Additionally, periodic press releases during the fourth quater of 1999 further promulgated news of the Company's activities. Such news releases will be a continuing part of the initiatives to raise the public profile of the Company during the year 2000.

      As experienced financial and business consultants, Mr. Katz and Dr. Miller will work with key management personnel during the year to develop a network of both market makers and brokers to establish active public trading of the Company's common stock. This will provide better liquidity for existing shareholders, and an opportunity for appreciation in stock value through realistic market capitalization as the Company achieves some of the other objectives of this Strategic Plan. Management believes an active trading market for the Company's securities and appreciation of the stock value will greatly enhance the Company's ability to raise future capital on a favorable basis through either private placements or a secondary public offering.

(L) LONGER TERM OBJECTIVES

      During the next year achievement of some, if not all, of the above objectives of the short term Strategic Plan will lay a sound foundation for attainment of the longer term objectives of the Company. These are (i) to make Helix BioMedix, Inc. a well recognized and leading name in the field of bioactive membrane disruptive peptides, (ii) to build a broad base of strategic alliances for the Company, (iii) to (iii) to maintain corporate viability and strength for growth through well planned and well executed financing initiatives, (iv) to bring the Cytoporin platform technology to commercial fruition with both pharmaceutical (drug) and non-drug products, and (v) to continue the enhancement of stock value for the Company's present and future shareholders.


ITEM 2.  PROPERTIES

      The Company's principal place of business and corporate office is in the central business district of New Orleans, LA.
Approximately 1500 square feet of rented office space is shared with another entity affiliated with the Company's President and CEO.
Under terms of an agreement between the parties (See Part III-Item
11 herein) the Company shares both office space and certain administrative services with the other entity for a monthly cash consideration of $7,500. Additionally, the Company reimburses two shareholders and officers of the Company (Mr. Lanneau and Mrs. Scheer) a monthly stipend of $200 each to defray costs of maintaining satellite offices in their homes located in Baton Rouge, LA and Harahan, LA, respectively. The addresses and telephone numbers for the three Company offices described above are as follows:

      Corporate Office (Mr. Beatty, President & CEO)
      210 Baronne St., Suite 1004
      New Orleans, LA 70112
      Tel: (504) 525-2090, Fax: (504) 525-2266

      Satellite Office (Mr. Lanneau, Chairman & VP-Technology)
      2151 E. Lakeshore Dr.
      Baton Rouge, LA 70808
      Tel: (225) 387-1112, Fax: (225) 338-9727

      Satellite Office (Mrs. Scheer, VP Investor Relations and
          Corporate Communications)
      6 Erin Court
      Harahan, LA 70123
      Tel: (504) 737-8434, Fax: (504) 738-0621

      Research on the Company's proprietary Cytoporin compounds is primarily conducted at the laboratories (approx. 3000 sq. ft. ) of Therapeutic Peptides, Inc.(TPI) in Harahan, LA. Dr. Donald R. Owen is President of TPI and a former Officer and Director of the Company. The Company utilizes the TPI laboratories under the terms of the Research Alliance Agreement between the Company and TPI (See
Part III-Item 11 herein). The Company reimburses TPI for such contract research conducted for the account of the Company. The Company also utilizes the services and facilities of other Contract Research Organizations.


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

      On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998 the Court granted the judgment to Interbio for payment of principal and interest due on the note along with legal costs. The judgment was sustained on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. However, the parties are considering a negotiated settlement.

       Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus accrued interest of $10,018. In the event the parties do not settle out of court, management estimates the Company will be liable for an additional $12,516 in interest and legal fees pursuant to the aforementioned judgment. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 28, 1999 at a duly called Annual Meeting of the Shareholders of the Company two matters were submitted to a vote.The shareholders (a) amended the Articles of Incorporation and (b) elected a new slate of seven directors for the forthcoming year, as set forth below:

(A) AMENDMENT OF THE ARTICLES OF INCORPORATION

      A copy of the Articles of Amendment to the Articles of Incorporation was filed with the Colorado Secretary of State on July 15, 1999 and is incorporated herein as Exhibit 99-a.

 (b) EXPANSION OF THE NUMBER OF DIRECTORS ON THE BOARD OF DIRECTORS

      Prior to the Shareholders' Meeting, at a duly called meeting of the Company's Board of Directors, on May 12, 1999, a quorum was present and the directors unanimously adopted resolutions increasing the number of directors from five (5) to seven (7). The two vacancies on the board, thereby created, were filled by a resolution appointing two new members to the board. The new members so appointed were Mr. Ralph Katz and Dr. Jeffrey A. Miller. The actions of the board were in full compliance with provisions of the Company's By Laws and the Colorado Corporation Act.

      The two new directors have been active during 1999 in the Company's business affairs as members of the outside consulting group assisting the Company in its restructuring initiatives reported herein. At the Annual Meeting of Shareholders on May 28, 1999 the shareholders elected a new slate of seven (7) directors to serve until the next annual meeting thereafter of the shareholders. These seven directors included the following persons:

      R. Stephen Beatty
      Thomas L. Frazer
      Ralph Katz
      Keith P. Lanneau
      Michael K. Marcantel
      Dr. Jeffrey A. Miller
      Lester J. Waldman

      Although Dr. Robert J. Love and Dr. Donald R. Owen, former directors, did not stand for re-election to the Board, they remained active in the Company in other capacities. As set forth above herein, on October 1, 1999 the new Board of Directors convened and elected a new slate of corporate officers of the Company pursuant to terms of the Private Placement Memorandum.


                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Principal Market or Markets

      The Registrant's Shares of common stock are traded on the over-the-counter market. Registrant ceased to be compliant with SEC reporting requirements in 1990, and there were only limited and sporadic trades of Registrant's securities, as "penny stock" from
1990 to 1994.   After the 500:1 reverse stock split described in
Part I-Item 4(h) of this Report, Registrant's stock (formerly symbol HXBI on the pink sheets) was reported in April, 1994 under the new stock symbol, "HXBM", on the electronic bulletin board of the over-the-counter markets (OTCBB). Since Registrant continued to be non-compliant with SEC reporting requirements until September 30, 1994, only limited trading of Registrant's stock had taken place in 1994. During 1995, 1996, 1997, and 1998 there was a continuation of very limited and sporadic trading of Registrant's stock, with total transactions aggregating less than 10,000 shares during 1998. From 1993 until 1999 the limited transactions were at stock prices varying from $.50 to $5.00 per share.

      Transactions from January 1999 through December 1999 fluctuated in the range of $1.00 to $4.25 per share. As discussed herein in Part I-Item 1(h), following the Company's successful private Offering and the subsequent improvement in promulgation of corporate news, investor interest in the common stock has increased with attendant increases in the volume of market transactions. In the sixty day
(60) period preceding the date of this Report per share prices of the Company's common stock have been in the range of $2.00 to $4.00 with trading volumes averaging several thousand shares per day. Although some market days see no activity in the stock, volume occasionally has been as high as 15,000 to 50,000 shares per day.

      Registrant believes that the past non-active market for its securities has abated and that higher trading volume and more stable share pricing will result as the short term Strategic Plan discussed hereinabove is more fully implemented. Management expects this to occur during the year 2000.
(B)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

      The number of holders of record of Registrant's no par value common stock at December 31, 1999 was approximately 700. Registrant estimates and believes there are 700 to 800 additional shareholders holding stock in "street name" in brokerage accounts.

(C)  DIVIDENDS

      Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the common stock since Registrant's inception, and no dividends are anticipated to be paid in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)  PLAN OF OPERATION

      The Company's general plan of operation is outlined in Item 1(i) through Item 1(l) of Part I of this Report. The Company has maintained operations since 1990 until October 1999 primarily with limited capital provided by loans from key Shareholders. A major financial and managerial corporate restructuring initiative was successfully undertaken in 1999. The details of this program are set forth in Item 1 of Part I herein. The Company believes it is now well prepared to implement its short term Strategic Plan of action. This plan contemplates revenues from licensing and strategic alliances for long term development of prescription pharmaceutical products as well as introduction within the near term of products subject to fewer regulatory restraints. It is expected by management that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the two fiscal years ending December 31, 1993 and December 31, 1994, while the Company was instituting the first restructuring program discussed in this report, the cost of operations was held to a minimum. Continuing through 1995, in the absence of revenues operating losses were held to approximately $47,000 per quarter, of which approximately $14,000 per quarter represents interest accrual rolled into the principal of loans from shareholders. Administrative costs were controlled at a low level by the fact that only the Company's President was a full time employee. During this period the company substantially enhanced its patent prosecution with an investment of nearly $11,000 per quarter.
 In house research and development was placed in a holding pattern, with no funds of the Company expended in this area. However, evaluation and product development with the Company's Cytoporin compounds continued on an accelerated basis at TPI.

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

      In 1999 the Company (i) attained many objectives of its short term Strategic Plan for financial and managerial restructuring, (ii) successfully completed a major recapitalization though its private Offering of securities, (iii) executed a number of important agreements with related parties on September 30, 1999 pursuant to terms of the Private Placement Memorandum, and (iv) generally stepped up the tempo of Company operations with the availability of adequate operating capital and a strengthened management organization. Accordingly, during 1999 operating losses sharply increased to an average of approximately

$162,300 per quarter. The major items of increase over prior years resulted from (i) substantial cost increases in legal, accounting, and other professional services associated with the restructuring initiatives, (ii) higher R & D costs to acquire the title to patent rights from TPI, and (iii) higher administrative expenses associated with the addition of key personnel to the staff.

      As seen from the financial statements in the Audit Report for the fiscal year ended December 31, 1999, the Company now has excellent financial liquidity. Management projects that currently available cash is adequate to fund planned operations for the next twelve to fourteen months. During this period the Company will seek to supplement cash availability from (i) licensing activities, (ii) outside research support, and/or (iii) additional capital raised from private or public financing. Success in any of these areas is significantly dependent upon achievement of some of the goals of the Company's short term Strategic Plan for business operations.

(C)  CHANGE IN SECURITIES

      On May 28, 1999 at a duly called meeting of the shareholders of the Company, the shareholders adopted an Amendment to the Articles of Incorporation to increase the authorized capital stock of the Company. A copy of the Articles of Amendment filed with the Colorado Secretary of State on July 15, 1999 is incorporated herein by reference as a part of Exhibit 13-c.

      During the period from July 19, 1999 to October 31, 1999 the Company sold common stocks and warrants in a private Offerin of securities, as set forth in Part I-Item 1(j) herein.

      As set forth herein in Part III-Item 12 (Certain Relationships and Related Transactions) on September 30, 1999, pursuant to the Private Placement Memorandum, the Company (i) agreed to issue and convey 60,000 shares of common stock to TPI and Dr. Donald R. Owen;
(ii) entered into an agreement with its consultants, Katz-Miller Ventures L.L.C., whereby the consultants will receive (i) 40,000 shares of common stock of the Company for past services, an additional 40,000 shares for services to be rendered prior to September 30, 2000, and a contingent maximum of 540,000 additional shares, based on possible specified increases in the market value of the common stock during the next two years; and (iii) entered into an agreement with two of its directors and key shareholders (Keith
P. Lanneau and Thomas L. Frazer) whereby the parties agreed to the cancellation and termination of warrants, previously issued to Messrs. Lanneau and Frazer, to purchase up to an aggregate of 119,200 shares of common stock of the Company at a price of $1.00 per share.

      On December 14, 1999 the Company Board of Directors authorized the issuance of 37,400 shares of common stock to Beatty Finance, Inc. (of which Mr. Beatty is president and controlling shareholder) and 29,315 shares issued to Mrs. Scheer in consideration of their past services rendered to the Company as consultants in 1999. This is discussed herein in Part III-Item 12(Certain Relationships and related transactions).

(D)  YEAR 2000 ISSUE

      The Company has conducted an assessment of the impact of the Year 2000 issue on its operations. No problems have been encountered since December 31, 1999. Management believes that Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate any Year 2000 issues it may yet encounter.

ITEM 7.  FINANCIAL STATEMENTS

      Please see Pages F-1 through F-20.

      The following Financial Statements are filed as part of this report:


                                                                  Page
       Report of Independent Certified Public Accountants          F-1

             Balance sheet as of December 31, 1999                 F-2

       Statement of Operations for the periods ending December 31, 1998 and December 31, 1999 and for the period from inception
(November 7, 1988)
       to December 31, 1999                                        F-3

       Statement of Stockholders' Equity (Deficit) for the period from
       inception (November 7, 1988) to December 31, 1999    F-4 to F-7

       Statements of Cash Flows for the period from inception
       (November 7, 1988) to December 31, 1999              F-8 to F-9

       Notes to Financial Statements                      F-10 to F-20

      All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

      The financial statements should be read in connection with a review of the Company's audited financial statements for the fiscal year ended December 31, 1998 and the unaudited statements for the quarterly periods ending March 31, 1999, June 30, 1999, and September 30, 1999. All of these prior period statements are incorporated herein by reference as part of Exhibits 13-a, 13-b, 13-c, and 13-d, respectively.


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

                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;                            COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT


(a) THE DIRECTORS AND OFFICERS OF THE REGISTRANT AS AT DECEMBER 31, 1999 ARE AS FOLLOWS:


Name:  KEITH P. LANNEAU
Age:  74
Position: CHAIRMAN OF THE BOARD & VICE PRESIDENT-TECHNOLOGY, DIRECTOR Tenure as Officer or Director:
      March 15, 1989 to March 10, 1990 as President & CEO and Director; November 13, 1991 to July 10, 1992 as a Director;
      July 10, 1992 to September 30, 1999 as President & CEO and
Director;                 October 1, 1999 to Present, as Board
Chairman & VP-Technology and Director.

Name:  R. STEPHEN BEATTY
Age:  50
Position:  PRESIDENT & CEO, DIRECTOR
Tenure as Officer or Director:
      May 28, 1999 to September 30, 1999 as Director (and Consultant) October 1, 1999 to Present, as President & CEO and Director

Name:  THOMAS L. FRAZER
Age:  53
Position:  VICE PRESIDENT-TREASURER & CFO, DIRECTOR
Tenure as Officer or Director:
      October 27, 1994 to September 30, 1999 as VP and Director
      October 1, 1999 to Present, as VP-Treasurer & CFO and Director

Name:  MICHAEL K. MARCANTEL
Age:  50
Position:  VICE PRESIDENT-SECRETARY, DIRECTOR
Tenure as Officer or Director:
      May 5, 1993 to September 30, 1999 as VP-Sec'y/Treas. and Director October 1, 1999 to January 12, 2000 as VP-Secretary and Director Resigned as Officer and Director effective January 12, 2000.

Name:  HENRY L. NIMAN
Age:  51
Position:  VICE PRESIDENT-SCIENCE
Tenure as Officer or Director:
      October 1, 1999 to Present as Vice President-Science

Name:  ELIZABETH L. SCHEER
Age:  48
Position: VICE PRESIDENT-INVESTOR RELATIONS & CORPORATE COMMUNICATIONS Tenure as Officer or Director:
      October 1, 1999 to Present as VP-Investor Rel. & Corp. Comm. January 12, 1999 to Present as VP-IR & CC, Assistant Secretary

Name:  LESTER J. WALDMANN
Age:  52
Position: CORPORATE SECRETARY (EFFECTIVE JANUARY 12, 2000), DIRECTOR Tenure as Officer or Director:
      May 28, 1999 to Present as Director
      January 12, 2000 to Present as Corporate Secretary and Director

Name:  RALPH KATZ
Age:  42
Position:  DIRECTOR (AND CORPORATE CONSULTANT)
Tenure as Officer or Director:
      May 12, 1999 to Present as Director (and Corporate Consultant)

Name:  JEFFREY A. MILLER
Age:  51
Position:  DIRECTOR (AND CORPORATE CONSULTANT)
Tenure as Officer or Director:
      May 12, 1999 to Present as Director (and Corporate Consultant)

      Although Dr. Donald R. Owen and Dr. Robert J. Love, former Officers and Directors of the Company, did not stand for re-election to the Board of Directors at the Shareholders' Meeting on May 28, 1999, they remained as corporate officers (Vice-President-Science and Vice President, respectively) until the election of the new slate of Corporate Officers on October 1, 1999. Both of these former Officers and Directors, as substantial shareholders, remain actively interested in the affairs of the Company.

      All directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first board meeting after each annual meeting of the shareholders and will hold office until their death or until they shall resign or have been removed from office.

      The following are brief resumes of each of the nine (9)
Officers or Directors (As at December 31, 1999) listed in the table above:

      MR. LANNEAU was founder of Helix BioMedix, Inc. (of Louisiana) in 1988, which corporation was acquired by the Company on March 20, 1989. The Company, formerly named "Cartel Acquisitions, Inc." then changed its name to "Helix BioMedix, Inc." Mr. Lanneau has served full time as Chief Executive Officer of the Company since that time.
 He holds a B.S. degree in Physics from the Massachusetts Institute of Technology and an M.B.A. degree from Harvard. He is the author of numerous patents and publications and was a scientist and research director with Exxon Research and Engineering for eleven years from 1949 to 1960. For some of his notable scientific work with Exxon he was awarded the Senior Moulton Medal of the British Institution of Chemical Engineers in 1959.

      Since 1960, Mr. Lanneau has had extensive experience as a scientist-businessman, having been the founder, Chief Executive Officer, Director, and/or Principal Scientist of several high technology companies. He was a founding director of Louisiana's Gulf South Research Institute, a non-profit multi-disciplinary contract research organization. He was a member of its Board of Directors and Executive Committee from 1965 to 1985 and served a two year term as Chairman of the Board. Mr. Lanneau was a founding member of the Louisiana Partnership for Technology and Innovation in 1988. Throughout his business and professional career, he has actively served on the boards of various local and statewide civic organizations within Louisiana. In addition to his current duties in the Company as Chairman of the Board and Vice President-Technology, Mr. Lanneau is an active scientific collaborator with Dr. Donald R. Owen, and he assumes primary responsibility for technical interfacing with patent attorneys and those outside companies with whom the Company seeks collaborations and strategic alliances.

      MR. BEATTY is a 1975 graduate of the University of South Alabama with a major in Mathematics and a minor in Economics. He obtained his MBA from University of New Orleans in 1997 where he continues his association as Co-Chairman of the Student Support Committee of the Business Alumni Council. Mr. Beatty has been President of Beatty Finance, Inc., since 1990 and is responsible for all aspects of company operations. Additionally, he serves as a consultant to businesses in south Louisiana. He was previously employed for 18 years with BellSouth (and South Central Bell) where he managed large software development projects and was responsible for re-engineering the business process flow for commercial accounts. Mr. Beatty was elected to the Board of Directors of the Company in May 1999 and was elected as the new President & CEO for the Company on October 1, 1999.

      MR. FRAZER, a practicing CPA, is a prominent business executive in Baton Rouge, LA. He was a founding director of a commercial bank and has served on the board of directors of a number of business corporations. Until 1994, he was a major shareholder and chairman of the board of Fifth Generations, Inc., a $50,000,000 computer software company which was subsequently acquired by Symantec, Inc. Mr. Frazer is a professional consultant and expert in company acquisitions, restructuring programs, and financial reorganizations. He is an active investor in a number of biotechnology and computer software companies. Mr. Frazer is a leader in various public and private community affairs in Baton Rouge and New Orleans. A long time Director of the Company, Mr. Frazer was elected to the position of Vice President-Treasurer and CFO on October 1, 1999.

      MR. MARCANTEL is a Vice President of the Louisiana Partnership for Technology and Innovation ("LAPTI") and has held that position since 1988. Prior to joining LAPTI, he held various management positions from 1977 to 1988 with Gulf South Research Institute where he was responsible for contract administration and intellectual property (patents) management. He holds a B.S. degree in Business Administration from Louisiana State University.

      LAPTI, a private, non-profit successor to Gulf South Research Institute supported by both State and private funding, assists in the formation and/or development of new technology based industries within the State of Louisiana. LAPTI makes small seed capital investments in and/or contributes expertise in strategic and financial planning and management assistance to its "portfolio" companies. As an officer and senior staff member of LAPTI, Mr. Marcantel presently serves on the Board of Directors of several high technology companies based in Louisiana. He is a member of the Technology Transfer Society, Licensing Executives Society, and the National Contract Management Association.

      On behalf of LAPTI, which holds a minority equity interest (approx. 0.2%) in the Company, he spent approximately 20% of his time on his activities as an officer and director of the Company. On January 12, 2000 Mr. Marcantel resigned his positions as an officer and director of the Company in order to pursue other activities which may have created a conflict of interests.

      DR. NIMAN serves as Vice President-Science and Chairman of the Scientific Advisory Board of the Company. Dr. Niman has a distinguished scientific career beginning with his work in the development of monoclonal antibody technology at Scripps Clinic and Research Foundation in 1979. He is the inventor of broad patents covering the combination of synthetic peptides and monoclonal antibody technologies. This discovery was hailed as one of the top immunological advances of the decade. In 1983 he created "flu" monoclonal antibody which remains one of the most widely used in biomedical research. In 1984 Dr. Niman was awarded a $1.8 million contract from the National Cancer Institute to create monoclonal antibodies for cancer research worldwide.

      In addition to this extensive research background, Dr. Niman is an experienced entrepreneur and was the scientific founder of Progenx, Inc., the parent company of Ligand Pharmaceuticals. Additionally, he was a pioneer in the use of on-line communication to help non-scientists learn about science and drug development. Active on the proprietary Prodigy service, he led an on-line protest against email charges. News reports named him as one of the Prodigy 7, a group which succeeded in getting the company, then operated by Sears and IBM, to reverse their position after one day. Many believe that this action changed the entire character of on-line service by setting a boundary on charges.

      Moving his activity to the Internet, Dr. Niman began actively posting information on biotech stocks, particularly Ligand, in 1992.
 His popularity helped him to start an on-line biotech newsletter and mailing list with many distinguished participants. This was a precursor to the discussion on web sites such as Silicon Investor, where Dr. Niman initiated the Ligand discussion thread in 1996. His prolific participation led him to create the Links to Ligand web site and to write a Review of Ligand for Silicon Investor. This web site was the direct antecedent and inspiration for BioCognizance where Dr. Niman continues to serve as President and CEO.

      Dr. Niman holds an undergraduate degree in Biochemistry from the University of Illinois and was awarded a Ph.D. in Biochemistry from the University of Southern California in 1978.

      MS. SCHEER is Vice-President for Investor Relations and
Corporate Communications for the Company. She was also elected to the position of Assistant Corporate Secretary on January 12, 2000 following the resignation of Mr. Marcantel.

      Ms. Scheer graduated from the University of Southwestern Louisiana in 1973 with a Bachelor of Science in Nursing and completed a Master of Nursing at Louisiana State University Medical Center in 1976. She obtained a Master of Business Administration from the University of New Orleans in 1997. With an extensive background in health care administration, Ms. Scheer has served in managed care operational and contracting positions and as executed director for a large physician/hospital organization. She blends both a clinical background with experience in all aspects of managed care administration and is a frequent speaker on health care delivery and financing trends at both local and national meetings. Active in civic and community organizations, Ms. Scheer is currently on the board of a number of educational and civic organizations and actively involved in business/chamber of commerce committees in the grater New Orleans metropolitan area.

      Ms. Scheer created a Web-site for the Company
(www.helixbiomedix.com) and successfully launched it on the Internet in the last quarter of 1999.


      MR. WALDMANN received a B.A. in Economics from Valparaiso University in 1969 and a juris doctorate from Louisiana State University School of Law in 1972. Mr. Waldmann has been in private practice in the New Orleans area with a concentration in personal injury law. He has also served on the Board of Governors of the Louisiana Trial Lawyers Association since 1989. An additional endeavor is real estate development in the southeastern United States. Mr. Waldmann has been an investor and supporter of Helix since 1994 and continues this support by virtue of his election to the Board of Directors in 1999 and his election to the office of Corporate Secretary on January 12, 1999 following the resignation of Mr. Marcantel.

      MR. KATZ is the President of KBR, Inc., a hedge fund. He has worked as a professional equity options trader and hedge fund manager for seventeen years. His work has frequently involved the evaluation of venture offerings and advice to venture investors. He is a principal in Katz-Miller Ventures, L.L.C., which has entered into a Consulting Agreement with the Company. (See Part III-Item 12 herein). Mr. Katz, for his own account, is a substantial investor in the Company as well as other biotechnology companies and other high tech ventures.

      In addition to his service as a Director of the Company beginning in May 1999, Mr. Katz is a member of the Board of Directors of Simson Management Systems, Inc. He is also one of the ranking tournament bridge players in the world, placing second in Geneva in 1991 and fourth in Lille in 1998. He has represented the United States in world competition on many occasions.

      Mr. Katz holds a B.S. in Accounting from the University of Steubenville (1981).

      DR. MILLER, elected to the Company's Board of Directors in May 1999, is the CEO of two investment companies. Capital Market Research performs contract research for professionals trading in futures and options on major exchanges and provides support and staff services to start-up companies engaged in research services. NewArc Investments, Inc. manages individual, partnership, and institutional investments. Dr. Miller, in conjunction with Mr. Katz, has also advised venture capital investors for the last five years. He is a principal in Katz-Miller Ventures, L.L.C., which has entered into a Consulting Agreement with the Company (See Part III-Item 12 herein).

      Dr. Miller has worked in quantitative financial modeling for over twenty years. During his thirteen years of college teaching at the University of Wisconsin and Lawrence University, he taught advanced seminars in research methods, simulation, modeling and computer analysis. He also worked as a consultant for several cities and counties developing complex budgetary and financial models. Past clients include the Wisconsin Expenditure Commission, the Wisconsin Tax Burden Study, the City of Milwaukee, and the Wisconsin Alliance of Cities. He has testified frequently before government hearings on tax and spending issues.

      For the last eleven years, Mr. Miller has worked as a consultant to several firms engaged in trading stocks, options and futures. He worked closely with floor traders and assisted in the day-to-day management of a hedge fund. He has developed proprietary option valuation models, hedging strategies, and forecasting techniques. For the last several years he has specialized in the application of neural networks and genetic algorithms in financial markets and the analysis of new ventures in the technology arena.

      Dr. Miller holds a Ph.D. in Political Science (1975) from the University of Michigan. His academic background emphasizes public policy, administrative theory, economics and quantitative analysis.

 (b)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      No persons or entities holding Registrant's securities or serving as Officers or Directors of Registrant are subject to the reporting requirements of Section 16(a) of The Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

      Since 1991 to December 31, 1998 the only Company Officer who received compensation, directly or indirectly through an affiliate, for his services is Keith P. Lanneau. From December 1, 1991 to June 30, 1995 he, or his affiliates, were compensated by an accrual of $5,000 per month for his full time services. In lieu of cash payment for services, which had not been feasible for the Company, Mr. Lanneau (or his affiliate) accepted promissory notes of the Company. From July 1, 1995 until September 30, 1999 such compensation was accrued and paid by promissory notes for a fee of $6000 per month for Mr. Lanneau's continuing full time services as President and CEO of the Company. Commencing October 1, 1999, at which time Mr. Beatty became President & CEO, any further compensation to Mr. Lanneau has been in cash. During 1999 compensation to Mr. Beatty has been in cash and stock of the Company.

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

      Director                                Number of Shares

      Thomas L. Frazer                             20,000
      Dr. Robert J. Love                            5,000
      Michael K. Marcantel                         15,000
      Dr. Donald R. Owen                           15,000
      Keith P. Lanneau                             20,000
                                                 --------
                                                   75,000


      The above cited options are all exercisable upon issuance and expire at December 31, 2000.

                  SUMMARY ANNUAL COMPENSATION TABLE

   Name and            Year         Salary          Bonus       Other
   Position                                        (Stock)     Compensation
------------------    --------    ----------      ---------   -------------

KEITH P. LANNEAU        1997         $60,000          None     Options (1)
   President & CEO
                        1998         $60,000          None     None

                        1999         $76,500          None     None

R. STEPHEN BEATTY       1997
    President & CEO
                        1998

                        1999         $56,100                   Options (2)
                                                               $46,750 (stock)


______________________________________________________________________________
(1)  See Director's Options in table above.
(2)  See Part III-Item 12 herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  PRESENT OWNERSHIP

      The following table sets forth, as of December 31, 1999, the stock ownership of each person known by the Registrant to be the beneficial and/or record owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Officers and Directors of the Registrant as a group:

NAME AND ADDRESS                             NUMBER OF SHARES      PERCENT
----------------                             ----------------      -------

Keith P. Lanneau                                863,662              18.7%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

R. Stephen Beatty                                62,400               1.3%
210 Baronne St., Suite 1004
New Orleans, LA 70112

Thomas L. Frazer                                328,994               7.1%
7520 Perkins Rd. Suite 280
Baton Rouge, LA 70808

Michael K. Marcantel                              -0-                 0.0%
8748 Quarters Lake Rd.
Baton Rouge, LA 70809

Henry L. Niman                                    -0-                 0.0%
16 Tel Drive
Pittsburgh, PA 15238

Elizabeth L. Scheer                              54,565               1.2%
6 Erin Court
Harahan, LA 70123

Lester J. Waldman                               151,000               3.3%

301 Huey P. Long Ave.
Gretna, LA 70054

Ralph Katz                                      172,500               3.7%
6529 Manor Dr.
Burr Ridge, IL 60521

Jeffrey A. Miller                                20,000               0.4%
876 Buttonwood Circle
Naperville, IL 60540
                                              ---------             ------

     ALL OFFICERS & DIRECTORS AS A GROUP      1,652,121              35.7%
     Frank T. Nickell                           450,000               9.7%
       320 Park Avenue, 24th Floor
       New York, NY 10022
     Non-Affiliate Shareholders               2,526,132              54.6%
                                              =========             ======
     TOTAL SHARES OUTSTANDING                 4,628,253             100.0%
                                              =========             ======

 (B)  OWNERSHIP ASSUMING EXERCISE OR CONVERSION OF ALL OPTIONS,
WARRANTS, AND CONVERTIBLE NOTES OUTSTANDING AT DECEMBER 31, 1999 AND VESTING (EARNING) OF ALL BONUS SHARES FOR WHICH THE COMPANY IS
CONTINGENTLY OBLIGATED BY CONTRACT.

NAME AND ADDRESS                             NUMBER OF SHARES      PERCENT
----------------                             ----------------      -------

Keith P. Lanneau                                908,662              10.2%
2151 East Lakeshore Drive
Baton Rouge, LA 70808

R. Stephen Beatty                               167,400               1.9%
210 Baronne St., Suite 1004
New Orleans, LA 70112

Thomas L. Frazer                                505,244               5.7%
7520 Perkins Rd. Suite 280
Baton Rouge, LA 70808

Michael K. Marcantel                             15,000               0.2%
8748 Quarters Lake Rd.
Baton Rouge, LA 70809

Henry L. Niman                                    -0-                 0.0%
16 Tel Drive
Pittsburgh, PA 15238

Elizabeth L. Scheer                             109,345               1.2%
6 Erin Court
Harahan, LA 70123

Lester J. Waldman                               301,000               3.4%
301 Huey P. Long Ave.
Gretna, LA 70054

Ralph Katz                                      616,250               6.9%
6529 Manor Dr.
Burr Ridge, IL 60521

Jeffrey A. Miller                               310,000               3.5%
876 Buttonwood Circle
Naperville, IL 60540
                                              ---------             ------

     ALL OFFICERS & DIRECTORS AS A GROUP      2,932,901              33.0%
     Frank T. Nickell                           900,000              10.1%
       320 Park Avenue, 24th Floor
       New York, NY 10022
     Non-Affiliate Shareholders               5,051,075              56.9%
                                              =========             ======
     TOTAL SHARES OUTSTANDING                 8,883,976             100.0%
                                              =========             ======

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On September 30,1999, pursuant to provisions of its Private
Placement Memorandum, the Company entered into certain agreements with related parties. These are as follows:

(A) WITH THERAPEUTIC PEPTIDES, INC. (TPI) AND DR. DONALD R. OWEN

      The Company entered into a "Research Alliance Agreement" (RAA) with TPI and Dr. Owen. This agreement amended certain portions of the 1995 Cooperative Endeavor Agreement among the parties to accelerate the research collaboration between the Company and TPI. The new agreement provided for (i) the assignment by TPI to the Company of all patent rights to Cytoporin Technology developed by TPI, and (ii) an agreement for TPI to continue certain research in its laboratories under contract support by the Company. The Company agreed to pay consideration to TPI consisting of (i) $100,000 in cash, (ii) forgiveness of a $25,000 promissory note with accrued interest, and (iii) issuance of 50,000 shares of Company stock to TPI and 10,000 shares to Dr. Owen.

(B) WITH KATZ-MILLER VENTURES, LLC

      The Company entered into a consulting agreement with Katz-Miller Ventures, LLC, Ralph Katz and Jeffrey A Miller commencing October 1, 1999, and extending for a period of two years. This contract provides for the issuance of 40,000 shares of the Company's common stock upon execution of the agreement, and an additional 40,000 on the first anniversary of the agreement. The agreement also provides for additional bonus shares of up to 540,000 to be issued provided the strategic and financial planning provided by the collective consultant group causes a triggering event (specified increases in market value of the stock), as defined in the agreement.

(C) WITH  KEITH P. LANNEAU

      The Company and Keith P. Lanneau entered into an agreement whereby Mr. Lanneau agreed to restructure certain debt of the Company owed to him. Lanneau agreed to cancellation of a $489,462 convertible promissory note payable upon demand, and to accept substitution therefor of three (3) non-convertible promissory notes, each in the principal amount of $163,154, with maturities of one, two, and three years respectively.

(D) WITH KEITH P. LANNEAU AND THOMAS L. FRAZER

      Keith P. Lanneau and Thomas L. Frazer agreed to the cancellation of outstanding warrants previously issued to them by the Company to purchase 119,200 shares (87,200 shares by Lanneau and 32,000 shares by Frazer) of common stock of the Company at a price of $1.00 per share.


(E) WITH HENRY L. NIMAN

      The Company entered into a Consulting Agreement with Henry L. Niman commencing

      October 1, 1999, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional one year period at the end of such initial term and each subsequent term and each renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation.

(F) WITH KEITH P. LANNEAU

      The Company entered into an employment contract with its Chairman of the Board, Keith P. Lanneau, commencing October 1, 1999, and extending for a term of one year thereafter, provided that such term shall automatically renew for two additional one year periods at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation.

      On December 14, 1999 the Company agreed to enter into (i) employment agreements with its new President and CEO and with its new Vice President for Investor Relations and Corporate Communications, both elected to office on October 1, 1999; and (ii) an administrative services agreement with Beatty Finance, Inc. These three agreements are as follows:

(G) WITH R. STEPHEN BEATTY

      The Company agreed to enter into an employment contract with Mr. Beatty commencing January 1, 2000, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional year period at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. This contract contains stock options to purchase 80,000 shares of the Company's common stock at an exercise price of $0.70 per share. The Company may terminate this contract at any time without cause provided that the employee shall be entitled to 50% of compensation (cash and stock options) due for the remaining portion of the initial one year term.

(H) WITH ELIZABETH L. SCHEER

      The Company agreed to enter into an employment contract with Ms. Scheer commencing January 1, 2000, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional one year period at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. The contract provides for payment of salary in cash, for issuance of 29,315 shares of the Company's common stock upon signing, and for an additional 29,780 shares due in quarterly blocks over the initial one year term.

(I) WITH BEATTY FINANCE, INC.

      The Company agreed to enter into an Administrative Services, Financial Management and Office Sharing Agreement with Beatty Finance, Inc., a company related to the President and CEO of the Company. This agreement provides that beginning January
      1, 2000 and
      through December 31, 2000, the principal office of the Company will be maintained at the offices of its President. After the initial term, the Agreement will automatically renew on a month-to-month basis. The contract calls for monthly payments of $7,500 and additional amounts to be billed for telephone expenses. For the year ended December 31, 1999, the Company paid $5,333 in cash and 37,400 shares of the Company's common stock to Beatty Finance Inc. as reimbursement for past consulting services provided.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.                          Description and Location
-----------                          ------------------------

13-a         Registrant's Form 10-KSB for the Year Ended December 31, 1998
             --------------------------------------------------------------
             Incorporated by Reference to Form 10-KSB for 1997 filed by Registrant with the SEC (File No. 33-20897-D) on April 15, 1999.

13-b         Registrant's Form 10-QSB for the Quarter Ended March 31, 1999
             --------------------------------------------------------------
             Incorporated by Reference to Form 10-QSB (First Quarter, 1999) filed by Registrant with the SEC (File No. 33-20897-D) on May 14, 1999.

13-c         Registrant's Form 10-QSB for the Quarter Ended June 30, 1999
             --------------------------------------------------------------
             Incorporated by Reference to Form 10-QSB (Second Quarter, 1999) filed by Registrant with the SEC (File No. 33-20897-D) on August 19, 1999.

13-d         Registrant's Form 10-QSB for the Quarter Ended September 30, 1999
             -----------------------------------------------------------------
             Incorporated by Reference to Form 10-QSB (Third Quarter, 1999) filed by Registrant with the SEC (File No. 33-20897-D) on November 18, 1999.

99-a Registrant's Current Report on Form 8-K filed by Registrant with the SEC (File No.33-20897-D) on October 18, 1999.
             -----------------------------------------------------------------
             Incorporated herein by reference.

(B) REPORTS ON FORM 8-K

      During the 1999 Private Offering of the Registrant, on October 5, 1999 there was a change in control of the Company. At that time prior to closing of the Offering, Keith P. Lanneau was the beneficial owner of approximately 51.7% of all issued and outstanding shares of common stock. Immediately following the closing, Keith P. Lanneau was the beneficial owner of approximately 19.4%, and Frank T. Nickell was the beneficial owner of approximately 10.1%, of all issued and outstanding shares of common stock (without giving effect to outstanding options and convertible securities). No other person owned more than 10% of the issued and outstanding stock.

      Pursuant to requirements of the Securities Exchange Act of 1934 the Company timely filed with the SEC a Report on Form 8-K to report the aforesaid change of control of the Company. That Report, filed October 18, 1999, is incorporated herein by reference in
Exhibit 99-a.

                              SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  HELIX BIOMEDIX, INC.


By:  /s/Thomas L. Frazer                            Date: April 14, 2000
     ___________________________
     Thomas L. Frazer, Director and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/Keith P. Lanneau                            Date:  April 14, 2000
_____________________________________
     Keith P. Lanneau, Director and Board Chairman


By:  /s/R. Stephen Beatty                           Date:  April 14, 2000
     _____________________________________
     R. Stephen Beatty, Director and President-CEO


By:  /s/Jeffrey A. Miller                           Date:  April 14, 2000
     _____________________________________
     Jeffrey A. Miller, Director


By:  /s/Thomas L. Frazer                            Date:  April 14, 2000
     _____________________________________
     Thomas L. Frazer, Director, VP-Treasurer
       and Chief Financial Officer

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  The Board of Directors
  Helix BioMedix, Inc.
  Baton Rouge, Louisiana


  We have audited the accompanying balance sheet of Helix BioMedix, Inc. as of December 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for each of the two years then ended and for the period from inception (November 7, 1988) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. as of December 31, 1999, and the results of its operations, cash flows, and changes in its stockholders' equity for the year ended December 31, 1999, and for the period from inception (November 7, 1988) to December 31, 1999 in conformity with generally accepted accounting principles.



  Denver, Colorado
  March 25, 2000

                                          PROFESSIONAL CORPORATION

                HELIX BIOMEDIX INC.
                  BALANCE SHEET
                DECEMBER 31, 1999

CURRENT ASSETS
  Cash                                     $  1,455,820
  Prepaid expenses                               15,125
  Payroll tax refund receivable                     342
                                              ---------
    Total current assets                      1,471,287

PROPERTY AND EQUIPMENT
  Machinery & equipment                           1,591
  Furniture & fixtures                              393
                                              ---------
                                                  1,984
    Less: Accumulated depreciation                  182
                                              ---------
                                                  1,802

OTHER ASSETS
  Antimicrobial technology (net)                109,992
  Patents pending and approved (net)            402,054
                                              ---------
                                                512,046
                                              ---------
  Total assets                             $  1,985,135
                                              =========

CURRENT LIABILITIES
  Accounts payable - trade                 $     54,170
  Accounts payable - related party                1,843
  Payroll taxes payable                           3,174
  Notes payable                                  36,000
  Notes payable - related parties               163,154
  Accrued interest payable                       19,370
                                              ---------
    Total current liabilities                   277,711

LONG TERM LIABILITIES - related party           326,308

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 10,000,000
    shares authorized, 4,628,258
    shares issued and outstanding             4,974,099
  Preferred stock, no par value, 2,000,000
    shares authorized, no shares issued or
    outstanding                                       -
  Additional paid in capital, net of
    deferred compensation component             188,275
  Deferred compensation costs                  (152,225)
  Deficit accumulated during the
    development stage                        (3,629,033)
                                              ---------
  Total stockholders' equity                  1,381,116
                                              ---------
  Total liabilities and stockholders'
    equity                                 $  1,985,135
                                              =========

The accompanying notes are an integral part of the financial statements

                        HELIX BIOMEDIX INC.
                      STATEMENTS OF OPERATIONS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1998

                                       INCEPTION
                                       TO DEC. 31,       DECEMBER 31,
                                       1999            1999         1998
                                       -----------   --------      --------

REVENUE                                $    19,500  $       -     $       -

OPERATING EXPENSES
 Research & Development                  1,685,475    205,156        48,000
 Amortization                              154,188     24,944        19,580
 Accounting, legal and professional        366,724    244,804         5,981
 Advertising                                13,566         78             -
 Compensation costs                        137,400          -             -
 Consulting fees                           564,948     42,100        35,895
 Office expense                            190,507     18,591        20,601
 Other general & administrative costs       99,140     86,041         1,812
                                       -----------    ---------    --------
TOTAL OPERATING EXPENSES                 3,211,948    621,714       131,869
                                       -----------    ---------    --------
NET LOSS FROM OPERATIONS                (3,192,448)  (621,714)     (131,869)

OTHER (INCOME) EXPENSE
 Gain on settlement of lawsuit             (48,574)         -             -
 Interest expense                          507,421     44,492        33,121
 Interest income                           (22,262)   (16,920)       (1,752)
                                       -----------    ---------    --------
                                           436,585     27,572        31,369
                                       -----------    ---------    --------
NET LOSS                                (3,629,033)  (649,286)     (163,238)
                                       ===========   =========      =======


NET LOSS PER SHARE                     $     (3.23)   $   (0.27)   $ (0.10)
                                       ===========    =========    =======
WEIGHTED AVERAGE SHARES OUTSTANDING      1,124,229    2,372,647   1,609,964
                                       ===========    =========   =========



  The accompanying notes are an integral part of the financial statements.

                               HELIX BIOMEDIX INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


                                           ADDITIONAL   DEFERRED
                           COMMON STOCK     PAID IN    COMPENSATION  ACCUMULATED  STOCKHOLDERS'
                         # SHARES  AMOUNT   CAPITAL     COSTS          DEFICIT      EQUITY
                        --------- ---------  --------   --------      ----------  ----------
Initial capitalization  1,000,000 $  66,486  $      -   $      -      $        -  $   66,486
November 7, 1988

Restated for recapitalization
of the private company   (370,000)        -         -          -               -           -

Net loss for the period
ended Dec 31, 1988              -         -         -          -        (217,271)   (217,271)
                        --------- ---------  --------   --------      ----------  ----------

Balance,
December 31, 1988         630,000    66,486         -          -        (217,271)   (150,785)

Reverse acquisition of
Helix BioMedix, Inc. by
Cartel Acquisitions, Inc.
March 20, 1989            151,262   855,292         -          -               -     855,292

Net loss for the year
ended Dec 31, 1989              -         -         -          -        (705,641)   (705,641)
                        --------- ---------  --------   --------      ----------  ----------
Balance,
December 31, 1989         781,262   921,778         -          -        (922,912)     (1,134)

Net loss for the year
ended Dec 31, 1990              -         -         -          -        (267,541)   (267,541)
                        --------- ---------  --------   --------      ----------  ----------

Balance
December 31, 1990         781,262   921,778         -          -      (1,190,453)   (268,675)

Net loss for the year
ended Dec 31, 1991              -         -         -          -        (206,878)   (206,878)
                        --------- ---------  --------   --------      ----------  ----------
Balance
December 31, 1991         781,262   921,778         -          -      (1,397,331)   (475,553)

Issuance of stock for
services rendered,
Dec. 1992, $2.50/share      5,600    14,000         -          -               -      14,000

Net loss for the year
ended Dec 31, 1992              -         -         -          -        (191,053)   (191,053)
                        --------- ---------  --------   --------      ----------  ----------
Balance
December 31, 1992         786,862   935,778         -          -      (1,588,384)   (652,606)

Issuance of stock for
services rendered,
May, 1993 $5.00/share       8,000    40,000         -          -                -     40,000

Issuance of stock in
partial settlement of
account payable,
May, 1993, $5.00/share      4,000 $  20,000  $      -   $      -      $         -     20,000


The accompanying notes are an integral part of the financial statements.



                                     HELIX BIOMEDIX INC.
                             STATEMENT OF STOCKHOLDERS' DEFICIT
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999 continued


                                           ADDITIONAL   DEFERRED
                           COMMON STOCK     PAID IN    COMPENSATION  ACCUMULATED  STOCKHOLDERS'
                         # SHARES  AMOUNT   CAPITAL     COSTS          DEFICIT      EQUITY
                        --------- ---------  --------   --------      ----------  ----------

Issuance of stock for
debt conversion, September
1993, $2.50 per share     184,000 $ 460,000  $      -   $      -      $        -  $  460,000

Issuance of stock for
current and prior services
rendered, December 1993,
$2.50 per share             9,490    23,724         -          -               -      23,724

Fractional shares issued
in connection with 1 for
500 reverse stock split        29         -         -          -               -           -

Net loss for the year
ended Dec 31, 1993              -         -         -          -        (222,049)   (222,049)
                        --------- ---------  --------   --------      ----------  ----------
Balance
December 31, 1993         992,381 1,479,502         -          -      (1,810,433)   (330,931)

Issuance of stock
for cash, March and
December 1994,
$2.50 per share            16,000    40,000         -          -               -      40,000

Net loss for the year
ended Dec 31, 1994              -         -         -          -        (172,503)   (172,503)
                        --------- ---------  --------   --------      ----------  ----------
Balance,
December 31, 1994       1,008,381 1,519,502         -          -      (1,982,936)   (463,434)

Issuance of stock
for debt conversion,
April 1995, $2.50/share    41,732   104,331         -          -               -     104,331

Issuance of stock for
debt conversion,
April 1995, $2.41/share    80,000   192,943         -          -               -     192,943

Issuance of stock for
cash, April 19, 1995,
$2.50 per share             4,800    12,000         -          -               -      12,000

Issuance of stock for
debt conversion,
September 1995,
$2.50 per share            14,731    36,828         -          -               -      36,828

Issuance of stock
consideration in
cooperative endeavor
agreement Nov. 10, 1995    10,000    25,000         -          -               -      25,000

Issuance of stock options       -  $      - $ 137,400   $      -      $        -   $ 137,400


The accompanying notes are an integral part of the financial statements.
                                   F-5


                              HELIX BIOMEDIX INC.
                        STATEMENT OF STOCKHOLDERS' DEFICIT
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1998 continued


                                           ADDITIONAL   DEFERRED
                           COMMON STOCK     PAID IN    COMPENSATION  ACCUMULATED  STOCKHOLDERS'
                         # SHARES  AMOUNT   CAPITAL     COSTS          DEFICIT      EQUITY

                        --------- ---------  --------   --------      ----------  ----------

Net loss for the year
ended Dec 31, 1995              - $       -  $      -   $      -      $ (323,508) $ (323,508)
                        --------- ---------  --------   --------      ----------  ----------
Balance
December 31, 1995       1,159,644 1,890,604   137,400          -      (2,306,444)   (278,440)

Issuance of stock
for conversion of debt
and accounts payable
for consulting fees,
December 1996.
$1.00 per share           110,976   110,976         -          -               -     110,976

Net loss for the year
ended Dec 31, 1996              -         -         -          -        (281,552)   (281,552)
                        --------- ---------  --------   --------      ----------  ----------
Balance
December 31, 1996       1,270,620 2,001,580   137,400          -      (2,587,996)   (449,016)

Issuance of stock
for conversion of debt
and accounts payable
for consulting fees,
December 1997.
$2.50 and $1.00
per share                 326,785   780,025         -          -               -     780,025

Net loss for the year
ended Dec 31, 1997              -         -         -          -        (228,513)   (228,513)
                        --------- ---------  --------   --------      ----------  ----------
Balance
December 31, 1997       1,597,405 2,781,605   137,400          -      (2,816,509)    102,496

Issuance of stock for
services, March 31, 1998,
$1.00/share                 4,900     4,900         -          -               -       4,900

Issuance of stock for
cash, March 31, 1998,
$1.00 per share            10,000    10,000         -          -               -      10,000

Issuance of stock for
conversion of accounts
payable, for consulting
fees June 30, 1998,
$1.00 per share             1,395     1,395         -          -               -       1,395

Issuance of stock for
conversion of accounts
payable for consulting
fees Sept. 30, 1998
$1.00 per share             2,500     2,500         -          -               -       2,500

Issuance of stock for
services rendered,
December 31, 1998,
$1.00 per share             3,100     3,100         -          -               -       3,100


The accompanying notes are an integral part of the financial statements.




                               HELIX BIOMEDIX INC.
                        STATEMENT OF STOCKHOLDERS' DEFICIT
      FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999 continued


                                           ADDITIONAL   DEFERRED
                           COMMON STOCK     PAID IN    COMPENSATION  ACCUMULATED  STOCKHOLDERS'
                         # SHARES  AMOUNT   CAPITAL     COSTS          DEFICIT      EQUITY

                        --------- ---------  --------   --------      ----------  ----------
Net loss for the year
ended Dec 31, 1998              - $       -  $      -   $      -      $ (163,238) $ (163,238)
                        --------- ---------  --------   --------      ----------  ----------
Balance
December 31, 1998       1,619,300 2,803,500   137,400          -      (2,979,747)    (38,847)

Issuance of stock for
conversion of accounts
payable for consulting
fees March 1999, $1.00
per share                   3,100     3,100         -          -               -       3,100

Issuance of stock for in
Private Placement Memorandum,
July - September 1999, $0.70
per share. Net of Offering
Costs of $107,195       2,890,643 1,916,255         -          -               -   1,916,255

Issuance of stock for
compensation with
respect to consulting
agreement September
1999, $0.70 per share      40,000    28,000        -           -               -      28,000

Escrow, but not
issuance of stock
for consulting
agreement. September
1999, $0.70 per share           -    42,000        -     (42,000)              -           -

Issuance of stock for
compensation of past
services provided to
Company September
1999, $1.25 per share      73,215    91,519        -           -               -      91,519

Issuance of stock for
conversion of accounts
payable for consulting
fees September 1999,
$1.25 per share             2,000     2,500         -          -               -       2,500

Compensation and
deferred compensation
recorded for options
granted December 1999           -         -    50,875    (44,000)              -       6,875

Deferred compensation
recorded for stock
awards, December 1999           -    87,225         -    (87,225)              -           -

Amortization of
deferred compensation
costs                           -         -         -     21,000               -      21,000

Net loss for the year
ended Dec 31, 1999              -         -         -          -        (649,286)   (649,286)
                        --------- ---------  --------   --------      ----------  ----------
Balance
December 31, 1999       4,628,258 $4,974,099  $188,275  $(152,225)    $(3,629,033) $1,381,116
                        =========  =========  ========   ========      ==========  ==========


The accompanying notes are an integral part of the financial statements.

                        HELIX BIOMEDIX, INC.
                     STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999

                                          INCEPTION
                                          TO DEC. 31,     DECEMBER 31,
                                          1999          1999        1998
                                          -----------  ----------  ----------

CASH FLOWS FROM OPERATIONS
Net Loss                                $  (3,629,033) $ (649,286) $ (163,238)
Adjustments to reconcile net loss
 with net cash flows from operations
  Stock for services                          279,670     111,869      11,895
  Accrued interest receivable                       -       5,342      (1,752)
  Amortization                                154,369      24,944      19,580
  Compensation Cost                           137,400           -           -
  Consultation Fees                           151,437           -           -
  Depreciation expense                            182         182           -
  Research & Development                       24,000           -           -
  Increase in prepaid expenses                (15,125)    (15,125)          -
  Increase in payroll tax refund receivable      (342)       (342)          -
  Decrease in receivable                            -      25,000           -
  Increase(decrease) in accounts
   payable                                     54,170      44,594      (2,360)
  Increase (decrease) in accounts
   payable - related party                    345,779     (35,741)     37,584
  Increase in payroll taxes payable             3,174       3,174           -
  Increase in accrued
   interest payable                            19,370       2,465       4,204
                                          -----------  ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES      (2,474,949)   (482,924)    (94,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment             (1,984)     (1,984)          -
Patents                                      (303,224)    (66,494)    (34,503)
                                          -----------  ----------  ----------
NET CASH USED BY INVESTING ACTIVITIES        (305,208)    (68,478)    (34,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in Cartel
 reverse acquisition                          634,497           -           -
Notes payable                                  43,394     (31,061)      2,061
Related party notes payable (net)             705,887      80,140     116,191
Issuance of stock for cash                  2,019,380   1,957,380      10,000
Issuance of stock for debt                    832,819           -           -
                                          -----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES   4,235,977   2,006,459     128,252
                                          -----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH             1,455,820   1,455,057        (338)

CASH, BEGINNING, OF PERIOD                          -         763       1,101
                                          -----------  ----------  ----------
CASH, END OF PERIOD                     $   1,455,820  $1,455,820  $      763
                                          ===========  ==========  ==========


The accompanying notes are an integral part of the financial statements



                                HELIX BIOMEDIX, INC.
                              STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999

                                    continued



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                   AND OTHER CASH INFORMATION



                                          INCEPTION
                                          TO DEC. 31,     DECEMBER 31,
                                          1999          1999        1998
                                          -----------  ----------  ---------

Stock issued to acquire patents      $      66,486  $         -  $         -
Debt issued to acquire technology          200,000            -            -
Bridge loans outstanding at acquisition    200,000            -            -
Patent costs included in accts payable      99,859            -       25,739
Accounts payable converted to notes        704,559        4,500            -
Accrued interest rolled into notes         403,463       27,796       28,917
Notes converted to equity                1,639,548            -            -

Cash paid for interest                      19,652       14,231            -
Cash paid for taxes                              -            -            -

The accompanying notes are an integral part of the financial statements

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


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

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


1. Summary of Significant Accounting Policies (continued)
   Development Stage Activities (continued)
In July 1992, de-facto control of the Company was returned to Helix International, and the Company, with the assistance of both URM and Helix International, began a series of negotiations with LSU which culminated in the February 1993 Agreement of Settlement, Compromise, and Release. This settlement agreement essentially released LSU, the Company, Helix International, URM, and Helix Phytonetix, a related company, from defaults under their original respective agreements. The settlement renewed the Company's exclusive license in five lytic peptide patents currently under development. Excluding research and development costs expensed to operations as incurred, the Company's investment in these patents was $402,054, net of amortization, at December 31, 1999. As part of the settlement, the Company executed a sublicense agreement with URM for the development and marketing of a portion of the patented technology.

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

In November 1995, the Company, in lieu of the proposed merger with TPI, entered into a cooperative endeavor agreement with Therapeutic Peptides, Inc. Upon consummation of the agreement, Therapeutic Peptides, Inc. received 10,000 shares of stock in Helix BioMedix, Inc., and a right to share in the royalties received by Helix BioMedix, Inc. with respect to the derivative peptides. The Company continues to fund research on its peptides at the laboratories of TPI. As is more fully described in later paragraphs, this agreement was amended in September 1999.

In 1996, the Company agreed to an out of court settlement resulting from a suit filed by the Company and three other parties, Helix International, Inc., University Research and Marketing, Inc. and Helix Phytonetix, against former patent attorneys for the failure to renew patents held by the plaintiffs. The settlement resulted in a gain for the Company of $48,574.

In March 1993, the Company, Helix, URM, and Helix Phytonetix, Inc.
(a related company) entered into a Novated Agreement of Settlement with LSU which releases all the parties from any defaults arising from their former respective agreements. Under this Agreement, five U.S. patent applications (and their foreign counterparts), which had been prosecuted by Helix, URM, and the Company, became the property of LSU. Pursuant to this Agreement, the Company was granted by LSU a worldwide exclusive license to the technology of the lytic peptide patent estate with respect to all potential uses except in the area of plant technology. Additionally, the Company was granted a conditional right, without further funding from the Company, to obtain a license to certain future lytic peptide technology which LSU might develop.

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999

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

In September 1999, the Company entered into a Research Alliance Agreement with TPI, Biosouth Research Laboratories, Inc. ("BRL") and Dr. Donald R. Owen ("OWEN"). This agreement amended certain portions of the 1995 cooperative endeavor agreement to include BRL and OWEN, and utilize the corporate funding provided by the Private Placement Memorandum, more fully described in Note 3, to accelerate the research collaboration between the Company and TPI.

In September 1999, the Company entered into an employment contract with its Chairman of the Board, Keith P. Lanneau commencing October 1, 1999, and extending for a term of one year thereafter, provided that such term shall automatically renew for two additional one year periods at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. As of December 31, 1999 the total remaining commitment was $67,500.

In September 1999, the Company entered into a consulting agreement with Henry Niman, Ph.D. commencing October 1, 1999, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional one year period at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. As of December 31, 1999 the total remaining commitment was $60,000.

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999

1. Summary of Significant Accounting Policies (continued)
   Development Stage Activities (continued)
In September 1999, the Company entered into a consulting agreement with Katz-Miller Ventures, LLC ("KATZ-MILLER"), Ralph Katz ("KATZ") and Jeffery A. Miller ("MILLER") commencing October 1, 1999, and extending for a period of two years. This contract provides for the issuance of 40,000 shares of the Company's common stock upon execution of the agreement, and an additional 40,000 on the first anniversary of the agreement. This agreement also provides for additional bonus shares of up to 540,000 to be issued provided the strategic and financial planning provided by the collective consultant group causes a triggering event, as defined in the agreement.

In December 1999, the Company agreed to enter into an employment contract with its President and CEO, R. Stephen Beatty commencing January 1, 2000, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional one year period at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. This contract contains stock options to purchase 80,000 shares of the Company's common stock at an exercise price of $0.70 per share. As of December 31, 1999 the total remaining commitment, excluding options, was$78,000.

In December 1999, the Company agreed to enter into an employment contract with its Vice-president of Investor Relations, Elizabeth Scheer commencing January 1, 2000, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional one year period at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. This contract provides for the issuance of 29,315 shares of the Company's common stock upon signing and an additional 29,780 shares due in quarterly blocks over the initial one year term. As of December 31, 1999 the total remaining commitment, excluding stock, was $67,000.

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

   Significant Accounting Policies
   Intangibles
Patent costs, consisting primarily of legal, filing, and maintenance fees, are capitalized. Amortization is taken on the straight-line method over the life of each patent(s), commencing upon the issuance of the patents, not to exceed 17 or 20 years, depending on the date the patent was issued, or the date the application was filed.

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999

1. Summary of Significant Accounting Policies (continued)
   Significant Accounting Policies (continued)
Antimicrobial technology, which was purchased in conjunction with the patents, has been capitalized at the basis of the debt issued for it. This technology is being amortized ratably over twenty years. Organization costs were amortized ratably over 60 months.

   Research and Development
Research and development costs are expensed as incurred.

   Depreciation
Cost of equipment used in operations has been capitalized and is depreciated using the straight line method over useful lives of 5 to 7 years.

   Concentrations of credit risk
From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 1999 was approximately $33,700.

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

   Income Taxes
For all periods presented, the Company has computed its income tax benefit under SFAS 109 - Accounting for Income Taxes. Primary temporary difference relate to net operating loss carryforwards and R & D credit carryforwards, which are subject to a full valuation allowance.

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

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


2. Notes Payable
The Company is obligated under the following notes at December 31, 1999:

12% promissory note, principal and interest due November 1989.     $    2,000


8% note payable to shareholder, interest due quarterly,
principal due September 2000.                                         163,154

8% note payable to shareholder, interest due quarterly,
principal due September 2001.                                         163,154

8% note payable to shareholder, interest due quarterly,
principal due September 2002.                                         163,154

Three 12% promissory notes due April 30, 2000, each convertible
into 400 shares of common stock at the option of the holder.            9,000

10.25% promissory note, principal and interest due May 1996.           25,000
                                                                   ----------

      Total notes outstanding                                         525,462
      Less amount classified as current                               199,154
                                                                   ----------
                                                                   $  326,308
                                                                   ==========

Each of the shareholder notes for $163,154 will be secured by a first security interest in technology and intellectual property rights or other assets of the Company in the event of default. Interest is payable quarterly in cash.

Debt maturities over the next five years are as follows: due in 2000, $199,154; due in 2001, $163,154; due in 2002, $163,154 and, due thereafter $0.

3. Stockholders' Equity
On July 15, 1999, the Company amended its Articles of Incorporation to increase the number of authorized shares of stock to 12,000,000. Of these 10,000,000 are to be designated as Common Stock and 2,000,000 are to be designated as Preferred Stock. All references to authorized shares have been changed to reflect this amendment.

The Company has 4,628,258 outstanding common shares and no outstanding preferred shares. The Company's Chairman of the Board, Keith P. Lanneau, holds a total of 863,662.

   Preferred Stock
On June 22, 1998 Registrant's Board of Directors, in accordance with Section 7-106-102 of the Colorado Corporation Code, duly adopted an Amendment to the Corporation's Articles of Incorporation by adding a new Article XIV which creates a "Series A Convertible Preferred Stock". The amendment designates the preferences, powers, and special rights of this series of the 2,000,000 shares of presently authorized No Par Value Preferred Stock in the stated capital of the corporation. No shares of such Series A Preferred Stock have been issued; however, management believes such shares may be offered by the Company in the future to attract additional financing.

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


3. Stockholders' Equity (continued)
The Series A Preferred Stock, which is convertible into common stock on a share for share basis, will have liquidation preference over the no par value common stock of Registrant and will have preferential voting rights.
The Series A Preferred Stock will have three (3) votes per share, whereas each share of common stock is entitled to one (1) vote per share on all matters to come before both classes of shareholders. The Company has no plans for registration of the shares of Series A Preferred Stock, which may be issued in connection with future private financing initiatives.

   Stock Split
On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

   Options
At December 31, 1999, the Company had outstanding stock options to purchase 88,100 shares of the Company's common stock, 600 of which are exercisable at $0.50 per share, 12,500 at $0.70 per share, and the remaining 75,000 at $1.00 per share. The options became exercisable upon issuance and expire at various dates through the year 2002. During the year ended December 31, 1999, 119,200 options, held by officers and directors of the Company, were cancelled.

On December 14, 1999, the Board of Directors of Helix BioMedix, Inc. approved and ratified various consulting and employment agreements. The employment agreement with the Company's president and CEO provides for the grant of 80,000 options to purchase shares of stock of the Company at an exercise price of $0.70. These options vest in quarterly blocks of 20,000 on March 31, June 30, September 30, and December 31, 2000.

A summary of option activity is as follows:

                             Weighted                               Weighted
                             Shares        Average                  Average
                             Under         Exercise   Options       Exercise
                             Option        Price      Exercisable   Price

December 31, 1998           194,800    $   1.00       194,800       $   1.00

Options granted              92,500        0.70        12,500           -
Options cancelled          (119,200)       1.00      (119,200)          1.00
Options exercised                 -                         -           -

Options outstanding as
   of December 31, 1999     168,100    $   0.83        88,100       $   0.95

The options have exercise prices between $0.50 and $1.00 per share.

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


3. Stockholders' Equity (continued)
Some of the options granted expire on various dates on 2002 and the rest on December 31, 2004 and have the following vesting characteristics:

      Number of options      Vesting period     Vested at December 31, 1999

       88,100                Immediately                88,100
       20,000                3 months                        -
       20,000                6 months                        -
       20,000                9 months                        -
       20,000                12 months                       -
      -------                                          -------
      168,100                                           88,100
      =======                                          =======

   Pro Forma Disclosure
The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its options. As such, no compensation costs of were recorded as of the date of grant, however deferred compensation expense of $44,000 was recorded as a component of stockholders equity, and will be amortized over the following year. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No 123). Using the Black-Scholes option pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net loss would have been increased to the pro forma amounts as follows for the years ending December 31:

                                  1999                  1998
                     ---------------------------  -------------------------
                     As              Pro          As           Pro
                     Reported        Forma        Reported     Forma
                     ------------    -----------  -----------  ------------

        Net Loss     $  (649,286)    $  (650,427) $  (163,238) $  (163,238)

The average fair value of options granted during fiscal 1999 was $0.69. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.0 percent for fiscal 1999; expected life of 6-12 months; dividend yield percentage of 0%; and volatility of approximately 101% for the year ended December 31, 1999.

   Stock Offering
For the year ended December 31, 1999, the Company issued, in a Private Placement Memorandum, 2,890,643 shares of common stock for $1,923,130, net of offering costs of $100,320. The shares were sold in units, each unit consisting of 150,000 common shares and 150,000 warrants, each warrant to purchase common shares at an exercise price of $3.25 per share. For a period of three years, the warrants are callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $0.75 for the first year, $1.75 for the second year, and $2.75 for the third year.

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


3. Stockholders' Equity (continued)
   Stock Offering (continued)
The Company intends to use the proceeds of the offering primarily to further enhance its patent position, to restructure its research alliance agreement with its principal research partner (Therapeutic Peptides, Inc.), to rearrange certain promissory debt obligations of the Company, and for general working capital to implement the Company's updated Business Plan.

   Deferred Compensation Costs
During the year ended December 31, 1999, the Board of Directors approved and ratified certain consulting agreements and employment contracts. These agreements called for the issuance of stock and the granting of options, at various intervals during the year 2000. The Company recorded total deferred compensation costs, as a component of stockholders' equity of $173,225 amortized quarterly as follows: By December 31, 1999, $21,000; March 31, 2000, $41,306; June 30, $20,306; September 30, $70,306; and
December 31, $20,307

   Stockholders Equity and Comprehensive Income
The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 1999, the Company's financial statements do not contain any changes in equity, other than investments by and distributions to shareholders, which are required to be reported separately in comprehensive income.

4. Income Taxes
The Company has federal net operating loss carryforwards totaling approximately $3.6 million which expire between 2003 and 2019. The Company also has approximately $120,000 in Federal Credits for Increasing Research Activities available to offset future taxable income and related tax. The following are the components of the Company's deferred tax assets and liabilities:

                                                  1999             1998
                                                  ----             ----
      Non-benefited net operating loss
          carryforwards                     $  3,600,000      $  2,980,000
      Research and development credits           120,000           102,000
      Valuation allowance                     (3,720,000)       (3,082,000)
                                            ------------      ------------
      Total deferred tax assets             $          -      $          -
                                            ============      ============
      Deferred tax liabilities              $          -      $          -
                                            ============      ============

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


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

The Company has maintained its corporate offices in the offices of one of its shareholders from inception to December 31, 1999, and has incurred $179,287 in rental and general office expense reimbursements, which have been paid, or are payable to an affiliated company.

On December 14, 1999, the Company entered into an Administrative Services, Financial Management and Office Sharing Agreement with Beatty Finance, Inc., a company related to the president of the Company. This agreement provides that beginning January 1, 2000 and through December 31, 2000, the principal office of the Company will be maintained at the offices of its president. After the initial term, the Agreement will automatically renew on a month-to-month basis. The contract calls for monthly payments of $7,500 and additional amounts to be billed for telephone expenses. For the year ended December 31, 1999, the Company paid $5,333 in cash and 37,400 shares of the Company's common stock to Beatty Finance, Inc. as reimbursement for past consulting services provided. Also on December 14, 1999, the Company agreed to reimburse two shareholders and officers of the Company a monthly stipend of $200 to defray the costs related to maintaining satellite offices in their homes.

The Chairman of the Board of Directors of the Company is also a principal shareholder in Helix Phytonetix, Inc. ("Phytonetix"). Phytonetix is a party to the LSU settlement agreement described in Note 1. As a result of the out of court settlement also described in Note 1, Phytonetix paid $30,124 to the Company, the total amount that was outstanding, during the year ended December 31, 1996.

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

For the year ended December 31, 1999, $54,000 of consulting fees has accrued, and $18,000 had been paid to Keith P. Lanneau or an affiliated company.

The note receivable from Therapeutic Peptides, Inc. ("TPI"), a shareholder of the Company, was due June 30, 1996. This receivable along with the accrued interest receivable was forgiven as one condition of the Research Alliance Agreement described more fully in Note 1.


During 1999, the Company entered into various employment contracts and consulting agreements with officers and shareholders. These agreements are discussed more fully in Note 1.

                                HELIX BIOMEDIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 1999


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


On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998 the Court granted the judgment to Interbio for payment of principal and interest due on the note along with legal costs. The judgment was sustained on appeal and the Company continues the litigation to recover damages from Interbio on the reconventional demand still pending in the suit. However, the parties are considering a negotiated settlement.

Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus accrued interest of $10,018. In the event the parties do not settle out of court, management estimates the Company will be liable for an additional $12,516 in interest and legal fees pursuant to the aforementioned judgment. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.