Form 10QSB
period 2000-03-31
HELIX BIOMEDIX INC
filed 2000-05-18
CIK 831749

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended  March 31, 2000

                                  OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from____________ to ______________

                             ***********

                    COMMISSION FILE NO. 33-20897-D

                         HELIX BIOMEDIX, INC.
       COLORADO                                             84-1080717
             210 BARONNE ST., SUITE 1004, NEW ORLEANS, LA
                            (504) 525-2090


     Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of Registrant's common stock, no par value at March 31, 2000 was 4,843,450 shares.


DOCUMENTS INCORPORATED BY REFERENCE:   YES.  SEE INDEX ON PAGE 5.

EXHIBITS:   Indexed at Page 5.

PAGES:  This Form 10-QSB consists of 5 pages, plus pages F-1 through F-4.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

      Please see Pages F-1 through F-4.

      The following financial statements are filed as part of this
Report:

                                                                  Page

     Balance Sheet as at March 31, 2000----------------------------F-1

     Statements of Operations--------------------------------------F-2

     Statements of Cash Flows--------------------------------------F-3

     Notes to Financial Statements---------------------------------F-4


      These financial statements should be read in conjunction with the audited financial statements at December 31, 1999. Those statements are incorporated herein by reference as part of Exhibit No. 99-a.


ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      This item incorporates by reference Items 1 and 2 of Part I and Item 6 of Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. (Exhibit No. 99-a)

(A)  PLAN OF OPERATION

      The Company's general plan of operation is outlined in detail in Item 1(i) through Item 1(l) of Part I of Exhibit 99-a. The Company has maintained operations since 1990 until October 1999 primarily with limited capital provided by loans from key Shareholders. A major financial and managerial corporate restructuring initiative was successfully undertaken in 1999. The Company believes it is now well prepared to implement its short term Strategic Plan of action. This plan contemplates revenues from licensing and strategic alliances for long term development of prescription pharmaceutical products as well as introduction within the near term of products subject to fewer regulatory restraints.
It is expected by management that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

Competition and the Company's Proprietary Position

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

      THE COMPANY'S PATENT ESTATE

       THE HELIX/LSU PATENT ESTATE

      Since its inception to the date hereof the Company has invested over $440,000 in legal costs and fees, alone, to prosecute the various patent applications based on the early Cytoporin research conducted for the Company at Louisiana State University
(LSU). A brief summary of the current status of this patent portfolio is as follows:

   1.) All of the pending applications and issued patents have early priority dates (i.e. 1987-89) with little prior art cited. Many broad composition and use claims have been allowed. The Company has been assigned all rights to the Helix/LSU patent applications and patents, as discussed in Exhibit 99-a.

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

       THE HELIX/TPI PATENT ESTATE

      As discussed above in Exhibit 99-a to this Report, pursuant to execution of the new 1999 Research Alliance Agreement between the Company and Therapeutic Peptides, Inc. (TPI), the Company holds full title to all patent rights on the composition and use of Cytoporin compounds and the applications thereof, as developed at TPI since 1993. The Company is now in the process of filing U. S. patent applications covering this technology, and foreign counterpart applications will be filed hereafter. Additional patent applications will be filed by the Company and assigned to the Company covering results of future contract work at TPI to be sponsored by the Company. As stated in Exhibit 99-a the Company believes the new generation of Cytoporins derived from TPI's past research are among the most promising of the Company's proprietary lead compounds for both pharmaceutical (drug) and non-drug applications.

(b)  Management's Discussion and Analysis

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

      With the expanded operations of the Company in year 2000, the quarterly net loss for the period ending March 31, 2000 increased to a level of $265,980. This figure does not include the cost of non-cash compensation valued at $582,500 for 200,000 shares of common stock issued by the Company to its consultants, Katz-Miller Ventures, L.L.C. These bonus shares, provided for in the consulting agreement between the Company and Katz-Miller, were awarded during the first quarter of 2000 for the achievement of certain milestones relating to increased market price of the Company's common stock. (This is discussed in Exhibit 99-a)

      As seen from the Audit Report for the fiscal year ended December 31, 1999 and from the unaudited financial statements presented herein for the quarterly period ended March 31, 2000, the Company now has good near term financial liquidity. For the first quarter of 2000 the financial statements reflect an average monthly cash outflow (net) of $75,000. Management projects that currently available cash on hand is adequate to fund planned operations for the next eight to twelve months. During this period the Company will seek to supplement cash availability from (i) licensing activities, (ii) outside research support, and/or (iii) additional capital raised from private or public financing. Success in any of these areas is significantly dependent upon achievement of some of the goals of the Company's short term Strategic Plan for business operations.

(C)  YEAR 2000 ISSUE

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

       Included in the accompanying financial statements is $25,000, representing principal amount of the IBG note, plus accrued interest of $10,659. In the event the parties do not settle out of court, management estimates the Company will be liable for an additional $12,184 in interest and legal fees pursuant to the aforementioned judgment. In its reconventional demand the Company is seeking to recover damages in excess of $1,000,000 from Interbio for its alleged breaches of contract.

ITEM 2.  CHANGES IN SECURITIES

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT NO.             DESCRIPTION AND LOCATION
-----------        ---------------------------------

99-a Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
                   Incorporated by reference to Form 10-KSB for 1999 filed by Registrant with the SEC ( File
                   No. 33-20897-D) on April 14, 2000.


(B)  REPORTS ON FORM 8-K--NONE


                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


HELIX BIOMEDIX, INC.                               DATE:  MAY 18, 2000



BY:/S/ THOMAS L. FRAZER
   --------------------
   Thomas L. Frazer, Director, Vice President and Chief Financial Officer

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 30, 2000



                                    CONTENTS


                                                                       Page

BALANCE SHEET                                                           F-1

STATEMENTS OF OPERATIONS                                                F-2

STATEMENTS OF CASH FLOWS                                                F-3

NOTES TO FINANCIAL STATEMENTS                                           F-4

                                 Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                     March 30, 2000

        ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                           $  1,231,507
        Prepaid expenses                                          10,750
                                                              ----------
        Total current assets                                   1,242,257

    PROPERTY AND EQUIPMENT
        Machinery and equipment                                    1,591
        Furniture and fixtures                                       393
                                                              ----------
                                                                   1,984
           Less: Accumulated depreciation                            275
                                                              ----------
                                                                   1,709

    OTHER ASSETS
        Antimicrobial technology (net)                           107,179
        Patents pending and approved (net)                       399,832
                                                              ----------
                                                                 507,011
                                                              ----------
        TOTAL ASSETS                                         $ 1,750,977
                                                              ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $    1,919
        Accounts payable - related party                           3,673
        Payroll taxes payable                                      1,646
        Notes payable                                             36,000
        Notes payable - related parties                          163,154
        Accrued interest payable                                  30,460
                                                              ----------
        Total current liabilities                                236,852

    LONG-TERM LIABILITIES                                        326,308

    STOCKHOLDERS' EQUITY
        Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding                    -
        Common stock, no par value, 10,000,000 shares
        authorized, 4,843,450 shares issued and outstanding    5,574,998

        Additional paid-in-capital, net of
        Deferred compensation component                           90,332

        Deficit accumulated during the
        development stage                                     (4,477,513)
                                                              ----------
                                                               1,187,817
                                                              ----------
        Total liabilities and stockholders' equity            $1,750,977
                                                              ==========
    The accompanying notes are an integral part of the financial statements.
                                      F-1

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the period from inception (November 7, 1988) to March 31, 2000


                     Inception to       For the three months
                     September 30,      ended September 30,
                     2000               2000             1999
                    ------------        ---------        ---------
REVENUE             $     19,500        $       -        $       -

OPERATING EXPENSES
Accounting, legal
  and professional       449,229           82,505               27
Advertising               13,566                -                -
Amortization             161,142            6,954            6,236
Compensation costs       137,400                -                -
Consulting fees        1,147,448          582,500            9,100
Office expense           196,553            6,046            6,036
Other general &
  administrative         163,954           64,814              435
Research &
  development          1,793,975          108,500           12,000
                    ------------         --------         --------

TOTAL OPERATING
  EXPENSES             4,063,267          851,319           33,834
                    ------------         --------         --------

NET LOSS FROM
  OPERATIONS          (4,043,767)        (851,319)         (33,834)

OTHER (INCOME) EXPENSE
Gain on settlement
  of lawsuit             (48,574)               -                -
Interest income          (36,191)         (13,929)            (438)
Interest expense         518,511           11,090            9,778
                    ------------         --------          -------
                         433,746           (2,839)           9,340
                    ------------         --------          -------

NET LOSS            $ (4,477,513)      $ (848,480)       $ (43,174)
                    ============       ==========        =========
NET LOSS
  PER SHARE         $      (3.73)      $    (0.18)       $   (0.03)
                    ============        =========       ==========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING          1,201,530        4,658,808        1,619,300
                    ============       ==========       ==========

    The accompanying notes are an integral part of the financial statements.
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to March 31, 2000

                                       Inception to   For the six months end
                                         June 30,          September 30,
                                          2000           2000        1999
                                       ------------   -----------  ----------

NET CASH FLOWS FROM OPERATIONS         $ (2,697,343)  $  (222,394) $   18,018

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment       (1,984)            -           -
    Patents                                (305,143)       (1,919)    (16,482)
                                       ------------   -----------  ----------
NET CASH FLOWS FROM
    INVESTING ACTIVITIES                   (307,127)       (1,919)    (16,482)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              832,819             -           -
    Issuance of stock for cash            2,019,380             -           -
    Cash received in reverse acquisition    634,497             -           -
    Notes payable                            43,394             -           -
    Related party notes payable (net)       705,887             -           -
                                       ------------   -----------  ----------
NET CASH FLOWS FROM FINANCING
    ACTIVITIES                            4,235,977             -           -
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                  1,231,507      (224,313)      1,536

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                           -     1,455,820         763
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $  1,231,507   $ 1,231,507  $    2,299
                                       ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents        $     66,486   $         -  $        -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    99,859             -           -
Accounts payable converted to notes         704,559             -           -
Accrued interest rolled into notes          403,463             -       8,727
Notes converted to equity                 1,639,548             -           -

Cash paid for interest                       19,652             -           -

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               March 31, 2000


1.    Management's Representation of Interim Financial Information
      ------------------------------------------------------------
The accompanying financial statements have been prepared by Helix
 BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999.

2.    Cash Compensation
      -----------------
In accordance with various consulting and employment agreements the Company issued or is obligated to issue the following equity instruments for which compensation cost has been recorded. A summary of non-cash compensation recognized during the quarter ended March 31, 2000 is as follows:

                                           Measurement   Compensation
     Instrument           Quantity            Date          Expense
   --------------       ------------       -----------   ------------

   Common shares               7,445          12/14/99          9,306
   Common shares              80,000          03/09/00        290,000
   Common shares              60,000          03/17/00        165,000
   Common shares              60,000          03/28/00        127,500
   Common shares               7,747          03/31/00         18,399

   Other non-cash                  -          12/14/99         21,000

   Options @ $0.70            20,000          12/14/99         11,000
   Options @ $0.70             7,747          03/31/00         12,976
                                                         ------------

                                                              655,181
                                                         ============

Compensation cost on the options is recognized equal to the difference in the market value of the stock on the measurement date and the exercise price.

For purposes of loss per share, all shares above have been treated as outstanding as of the date they are earned.