Form 10QSB/A
period 2000-03-31
HELIX BIOMEDIX INC
filed 2000-06-06
CIK 831749

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB/A

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


HELIX BIOMEDIX, INC.                               DATE:  MAY 18, 2000



BY:/S/ THOMAS L. FRAZER
   --------------------
   Thomas L. Frazer, Director, Vice President and Chief Financial Officer

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2000



                                    CONTENTS


                                                                       Page

BALANCE SHEET                                                           F-1

STATEMENTS OF OPERATIONS                                                F-2

STATEMENTS OF CASH FLOWS                                                F-3

NOTES TO FINANCIAL STATEMENTS                                           F-4

                                 Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                     March 31, 2000

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
                                                              ==========
    The accompanying notes are an integral part of the financial statements.
                                      F-1

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the period from inception (November 7, 1988) to March 31, 2000


                     Inception to       For the three months
                     March 31,          ended March 31,
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
                    ============       ==========       ==========

    The accompanying notes are an integral part of the financial statements.
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to March 31, 2000

                                       Inception to    For the three months
                                         March 31,     ended March 31,
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