Form 10QSB
period 2000-06-30
HELIX BIOMEDIX INC
filed 2000-08-14
CIK 831749

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of Registrant's common stock, no par value at June 30, 2000 was 4,852,200 shares.


DOCUMENTS INCORPORATED BY REFERENCE:   YES.  SEE INDEX ON PAGE 5.

EXHIBITS:   Indexed at Page 5.

PAGES:  This Form 10-QSB consists of 5 pages, plus pages F-1 through F-5.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

      Please see Pages F-1 through F-4.

      The following financial statements are filed as part of this
Report:

                                                                  Page

     Balance Sheet as at June 30, 2000-----------------------------F-1

     Statements of Operations--------------------------------------F-2

     Statements of Cash Flows--------------------------------------F-3

     Notes to Financial Statements------------------------------F-4 - F-5

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

COMPETITION AND THE COMPANY'S PROPRIETARY POSITION

     COMPETITION

     The Company believes it is establishing a strong patent position with respect to proprietary compositions of matter and use of its Cytoporins or other lytic peptides. There is increasing interest in the biopharmaceutical industry in the potential for such peptides as therapeutic drug agents. To the best of the Company's knowledge there are five or six other U.S. or Canadian biotechnology companies actively working in the field. Although they have had greater financial resources available to them, the Company believes the early priority dates on its patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how which it has gained over a period of 13 years. The Company further believes that the activity of a few competitors, who have all entered the lytic peptide technology field after the Company, is helping to accelerate the advance of this basic technology to the commercial stage.

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

      THE COMPANY'S PATENT ESTATE

       THE HELIX/LSU PATENT ESTATE

      Since its inception to the date hereof the Company has invested over $452,000 in legal costs and fees, alone, to prosecute the various patent applications based on the early Cytoporin research conducted for the Company at Louisiana State University (LSU). A brief summary of the current status of this patent portfolio is as follows:

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

       THE HELIX/TPI PATENT ESTATE

      As discussed above in Exhibit 99-a to this Report, pursuant to execution of the new 1999 Research Alliance Agreement between the Company and Therapeutic Peptides, Inc. (TPI), the Company holds full title to all patent rights on the composition and use of Cytoporin compounds and the applications thereof, as developed at TPI since 1993. The Company is now in the process of filing U. S. patent applications covering this technology, and foreign counterpart applications will be filed hereafter. Additional patent applications will be filed by the Company and assigned to the Company covering results of future contract work at TPI which may be sponsored by the Company. As stated in
Exhibit 99-a the Company believes the new generation of Cytoporins derived from TPI's past research are among the most promising of the Company's proprietary lead compounds for both pharmaceutical (drug) and non-drug applications.

(b)  Management's Discussion and Analysis

      In 1999 the Company (i) attained many objectives of its short term Strategic Plan for financial and managerial restructuring, (ii) successfully completed a major recapitalization through its Private Offering of securities, (iii) executed a number of important agreements with related parties on September 30, 1999 pursuant to terms of the Private Placement Memorandum, and (iv) generally stepped up the tempo of Company operations with the availability of adequate operating capital and a strengthened management organization. Accordingly, during 1999 operating losses sharply increased to an average of approximately $162,300 per quarter. The major items of increase over prior years resulted from (i) substantial cost increases in legal, accounting, and other professional services associated with the restructuring initiatives, (ii) higher R & D costs to acquire the title to patent rights from TPI, and (iii) higher administrative expenses associated with the addition of key personnel to the staff.

      With the expanded operations of the Company in year 2000, the quarterly and semi-annual net losses for the period ending June 30, 2000 increased to a level of $289,641 and $555,622 respectively. These figures do not include the cost of non-cash compensation valued at $582,500 for 200,000 shares of common stock issued by the Company to its consultants, Katz-Miller Ventures, L.L.C. These bonus shares, provided for in the consulting agreement between the Company and Katz-Miller, were awarded during the first quarter of 2000 for the achievement of certain milestones relating to increased market price of the Company's common stock.

(This is discussed in Exhibit 99-a)

      As seen from the Audit Report for the fiscal year ended December 31, 1999 and from the unaudited financial statements resented herein for the quarterly period ended June 30, 2000, the Company now has good near term financial liquidity. For the first 2 quarters of 2000 the financial statements reflect an average monthly cash outflow (net) of $81,000. Management projects that currently available cash on hand is adequate to fund planned operations for the next six to nine months. During this period the Company will seek to supplement cash availability from (i) licensing activities, (ii) outside research support, and/or (iii) additional capital raised from private or public financing. Success in any of these areas is significantly dependent upon achievement of some of the goals of the Company's short term Strategic Plan for business operations.


                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On November 3, 1995 the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced $25,000 to the Company and made a commitment for further lending. On November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company did not make payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect on the above referenced note.

      On September 16, 1997 IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On June 16,2000 the parties agreed to an out of court settlement whereby Helix paid $45,000 in cash to IBG. This payment eliminated Helix's liability for the obligation of the principal amount and accrued interest carried on its books. This settlement payment resulted in an additional interest expense of approximately $6,300 charged in the second quarter.

	The Company is currently not involved in any other litigation.

ITEM 2.  CHANGES IN SECURITIES

      On June 30, 2000, in consideration of services rendered and pursuant to an amendment to an employment agreement, the Company granted an option to purchase 27,300 common shares of the company at an option price of $0.70 per share through December 31, 2002. The options vest equally over three quarters ended June 30, 2000, September 30, 2000 and December 30, 2000. The total amount of services was valued at $49,140.

	On June 30, 2000, the Company issued 1,250 common shares to each of the members of its board of directors in consideration of services rendered, for a total of 8,750 shares issued. In addition, options were granted to the board members to purchase a total of 8,750 shares of common stock at $0.70 per share through December 31, 2002. The total amount of services was valued at $37,625.

	No underwriters were employed in the offering of these securities. These shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT NO.             DESCRIPTION AND LOCATION
-----------        ---------------------------------

99-a Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
                   Incorporated by reference to Form 10-KSB for 1999 filed by Registrant with the SEC (File
                   No. 33-20897-D) on April 14, 2000.


(B)  REPORTS ON FORM 8-K--NONE


                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


HELIX BIOMEDIX, INC.                               DATE:  August 14, 2000



BY:/S/ THOMAS L. FRAZER
   --------------------
   Thomas L. Frazer, Director, Vice President and Chief Financial Officer

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 June 30, 2000

                                    CONTENTS


                                                                       Page

BALANCE SHEET                                                           F-1

STATEMENTS OF OPERATIONS                                                F-2

STATEMENTS OF CASH FLOWS                                                F-3

NOTES TO FINANCIAL STATEMENTS                                        F-4 - F-5

                                 Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                     June 30, 2000

        ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                           $    967,753
        Prepaid expenses                                           6,375
                                                              ----------
        Total current assets                                     974,128

    PROPERTY AND EQUIPMENT
        Machinery and equipment                                    1,591
        Furniture and fixtures                                       393
                                                              ----------
                                                                   1,984
           Less: Accumulated depreciation                            369
                                                              ----------
                                                                   1,615

    OTHER ASSETS
        Antimicrobial technology (net)                           104,366
        Patents pending and approved (net)                       399,470
                                                              ----------
                                                                 503,836
                                                              ----------
        TOTAL ASSETS                                         $ 1,479,579
                                                              ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $   14,442
        Accounts payable - related party                           1,948
        Payroll taxes payable                                      1,331
        Notes payable                                              9,000
        Notes payable - related parties                          163,154
        Accrued interest payable                                   7,290
                                                              ----------
        Total current liabilities                                197,165

    LONG-TERM LIABILITIES                                        326,308

    STOCKHOLDERS' EQUITY
        Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding                    -
        Common stock, no par value, 10,000,000 shares
        authorized, 4,852,200 shares issued and outstanding    5,596,873

        Additional paid-in-capital, net of
        Deferred compensation component                          133,462

        Deficit accumulated during the
        development stage                                     (4,774,229)
                                                              ----------
                                                                 956,106
                                                              ----------
        Total liabilities and stockholders' equity            $1,479,579
                                                              ==========
    The accompanying notes are an integral part of the financial statements.
                                      F-1

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the period from inception (November 7, 1988) to June 30, 2000


                Inception to    For the three months      For the six months
                  June 30,         ended June 30,           ended June 30,
                  2000          2000          1999        2000          1999
               ------------   ---------   ---------   ----------   --------
REVENUE   $      19,500   $        -    $        -  $         -   $        -

OPERATING EXPENSES
Accounting, legal
& management    556,642      107,413         4,546      189,918        4,573
Advertising      13,566            -             -            -           -
Amortization    173,986       12,844         6,236       19,798       12,472
Compensation
costs           137,400            -             -            -           -
Consulting
fees          1,147,448            -         6,000      582,500       15,100
Office expense  193,511       (3,042)        2,821        3,004        8,857
Other general &
administrative  288,659      124,705           435      189,520          870
Research &
development   1,844,572       50,597        12,000      159,097       24,000
            ------------     --------     --------   ----------     --------

TOTAL OPERATING
  EXPENSES    4,355,784      292,517        32,038    1,143,837       65,872
            ------------      --------     --------   ----------    --------

NET LOSS FROM
  OPERATIONS (4,336,284)    (292,517)      (32,038)  (1,143,837)     (65,872)

OTHER (INCOME) EXPENSE
Gain on settlement
  of lawsuit    (48,574)           -            -            -            -
Interest income (50,668)     (14,477)         (438)     (28,406)        (876)
Interest
  expense       537,187       18,676        10,313       29,766       20,091
            ------------      --------      -------    ---------     -------
                437,945        4,199         9,875        1,360       19,215
            ------------      --------      -------    ---------     -------

NET LOSS    $(4,774,229)  $ (296,176)     $ (41,913)  $(1,145,197) $  (85,087)
            ===========    =========     ==========    ==========   =========
NET LOSS
  PER SHARE $     (3.73)   $   (0.06)   $    (0.03)  $    (0.25)   $   (0.05)
            ============    =========    ==========   ==========    =========

WEIGHTED AVERAGE NUMBER
 OF SHARES
OUTSTANDING   1,279,474     4,843,450     1,622,400    4,584,450    1,617,880
            ============   ==========    ==========   ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the period from inception (November 7, 1988) to June 30, 2000

                                       Inception to    For the six months
                                         June 30,      ended June 30,
                                          2000           2000        1999
                                       ------------   -----------  ----------

NET CASH FLOWS FROM OPERATIONS         $ (2,924,428)  $  (449,479) $   19,545

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment       (1,984)            -           -
    Patents                                (314,812)      (11,588)    (20,111)
                                       ------------   -----------  ----------
NET CASH FLOWS FROM
    INVESTING ACTIVITIES                   (316,796)      (11,588)    (20,111)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              832,819             -           -
    Issuance of stock for cash            2,019,380             -           -
    Cash received in reverse acquisition    634,497             -           -
    Notes payable                            16,394       (27,000)          -
    Related party notes payable (net)       705,887             -           -
                                       ------------   -----------  ----------
NET CASH FLOWS FROM FINANCING
    ACTIVITIES                            4,208,977             -           -
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    967,753      (488,067)       (566)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                           -     1,455,820         763
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $    967,753   $   967,753  $      197
                                       ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents        $     66,486   $         -  $        -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    99,859             -           -
Accounts payable converted to notes         704,559             -           -
Accrued interest rolled into notes          403,463             -      17,989
Notes converted to equity                 1,639,548             -           -
Cash paid for interest                       61,497        41,485           -
Cash paid for income taxes                        -             -           -

    The accompanying notes are an integral part of the financial statements.

                             Helix BioMedix, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2000

1.    Management's Representation of Interim Financial Information
The accompanying financial statements have been prepared by Helix BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with g enerally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999.

2.    Non-Cash Compensation
In accordance with various consulting and employment agreements, the Company issued or is obligated to issue the following equity instruments for which compensation cost has been recorded. A summary of non-cash compensation recognized during the quarter ended June 30, 2000 is as follows:

                                   Measurement          Compensation
 Instrument       Quantity            Date                 Expense


Common shares       8,750           06/30/00                21,875

Options @ $0.70    20,000           12/14/99                11,000
Options @ $0.70    27,300           06/30/00                21,221**
Options @ $0.70     8,750           06/30/00                15,750

                                                          $ 69,846

** Net of amounts previously recognized under an agreement which was superceded.

Compensation cost related to the options is recognized in an amount equal to the difference in the market value of the stock on the measurement date and the exercise price. (APB 25)

For purposes of loss per share, all shares above have been treated as outstanding as of the date they are earned.

                             Helix BioMedix, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2000


3.	Settlement of Litigation
On November 3, 1995 the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced
$25,000 to the Company and made a commitment for further lending. On November 3, 1995 the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company did not make payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the Company had offered to withdraw its allegations of IBG's default on the Loan Agreement.

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

On June 16, 2000 the parties agreed to an out of court settlement whereby Helix paid $45,000 in cash to IBG. The settlement resulted in an additional charge to operations of $6,300 in the current quarter.