Form 10QSB
period 2000-09-30
HELIX BIOMEDIX INC
filed 2000-11-14
CIK 831749

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of Registrant's common stock, no par value at September 30, 2000 was 4,902,950 shares.

DOCUMENTS INCORPORATED BY REFERENCE:   YES.  SEE INDEX ON PAGE 5.

EXHIBITS:   Indexed at Page 5.

PAGES: This Form 10-QSB consists of 6 pages, plus pages F-1 through F-4.

                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

      Please see Pages F-1 through F-4.

      The following financial statements are filed as part of this
Report:
                                                                  Page

     Balance Sheet as at September 30, 2000------------------------F-1

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

(A)  PLAN OF OPERATION
     -----------------

The Company's general plan of operation is outlined in detail in Item 1(i) through Item 1(l) of Part I of Exhibit 99-a. The Company has maintained operations since 1990 until October 1999 primarily with limited capital provided by loans from key Shareholders. A major financial and managerial corporate restructuring initiative was successfully undertaken in 1999. The Company believes it is now prepared to implement its short term Strategic Plan of action. This plan contemplates revenues from licensing and strategic alliances for long term development of prescription pharmaceutical products as well as introduction within the near term of products subject to fewer regulatory restraints. It is expected by management that achievement of projected milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

COMPETITION AND THE COMPANY'S PROPRIETARY POSITION

     The Company believes it is establishing a strong patent position with respect to proprietary compositions of matter and use of its Cytoporins or other lytic peptides. There is increasing interest in the biopharmaceutical industry in the potential for such peptides as therapeutic drug agents. To the best of the Company's knowledge there are five or six other U.S. or Canadian biotechnology companies actively working in the field. Although they have had greater financial resources available to them, the Company believes the early priority dates on its patents and patent applications are a major competitive asset, as is the proprietary technical and product know-how, which it has gained over a period of 13 years. The Company further believes that the activity of a few competitors, who have all entered the lytic peptide technology field after the Company, is helping to accelerate the advance of this basic technology to the commercial stage.

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

THE COMPANY'S PATENT ESTATE

THE HELIX/LSU PATENT ESTATE

      Since its inception to the date hereof the Company has invested over $466,000 in legal costs and fees, alone, to prosecute the various patent applications based on the early Cytoporin research conducted for the Company at Louisiana State University (LSU). A brief summary of the current status of this patent portfolio is as follows:

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

(b)  Management's Discussion and Analysis

      In 1999 the Company (i) attained many objectives of its short term Strategic Plan for financial and managerial restructuring, (ii) successfully completed a major recapitalization through its Private Offering of securities, (iii) executed a number of important agreements with related parties on September 30, 1999 pursuant to terms of the Private Placement Memorandum, and (iv) generally stepped up the tempo of Company operations with the availability of adequate operating capital and a strengthened management organization. Accordingly, during 2000 operating losses sharply increased to an average of approximately $296,000 per quarter from an average quarterly level of $162,000 in 1999. The major items of increase over prior years resulted from (i) substantial cost increases in legal, accounting, and other professional services associated with the restructuring initiatives, (ii) higher R & D costs to acquire the title to patent rights from TPI, and (iii) higher administrative expenses associated with the addition of key personnel to the staff.

      With the expanded operations of the Company in year 2000, the third quarter and year to date net losses for the period ending September 30, 2000 increased to a level of $326,479 and $887,816 respectively. These figures and the quarterly averages cited in the foregoing paragraph, do not include (i) $85,181 non cash compensation expense recorded in the third quarter in connection with the extension of vested options (see footnote 2 on page F-4 herein), nor do they include (ii) the cost of non-cash compensation, including $582,500 for 200,000 shares of common stock issued by the Company to its consultants, Katz-Miller Ventures, L.L.C. These bonus shares, provided for in the consulting agreement between the Company and Katz-Miller, were awarded during the first quarter of 2000 for the achievement of certain milestones relating to increased market price of the Company's common stock. (This is discussed in Exhibit 99-a).

      As seen from the Audit Report for the fiscal year ended December
31, 1999, the Company had good near term financial liquidity to start the year 2000. The first 3 quarters of 2000 the financial statements, presented herein, reflect that average monthly cash outflow (net) has increased to a level of $78,200. Management projects that currently available cash on hand is adequate to fund planned operations for the next three to six months. As a result of the declining liquidity during this period, the Company will seek to supplement cash availability from (i) licensing activities, (ii) outside research support, and/or (iii) additional capital raised from private or public financing. Success in any of these areas is significantly dependent upon achievement of some of the goals of the Company's short term Strategic Plan for business operations.

                     PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is currently not involved in any litigation.

ITEM 2.  CHANGES IN SECURITIES

      On September 30, 2000, in consideration of services rendered during the third quarter and pursuant to the terms of two employment agreements, the Company granted an option to purchase 29,100 common shares of the company at an option price of $0.70 per share through January 15, 2003.
The options continue to vest at the level of 29,100 shares per quarter until March 31, 2001.. The total amount of services was valued at $55,108.

	On September 30, 2000, the Company issued 1,250 common shares to each of the members of its board of directors in consideration of services rendered, for a total of 8,750 shares issued. In addition, options were granted to the board members to purchase a total of 8,750 shares of common stock at $0.70 per share through December 31, 2002. The total amount of services was valued at $42,000. No underwriters were employed in the offering of these securities. These shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.



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


HELIX BIOMEDIX, INC.                            DATE: November 14, 2000



BY:/s/ Thomas L. Frazer
   --------------------
Thomas L. Frazer, Director, Vice President and Chief Financial Officer

                              HELIX BIOMEDIX, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2000



                                    CONTENTS


                                                                       Page

BALANCE SHEET                                                           F-1

STATEMENTS OF OPERATIONS                                                F-2

STATEMENTS OF CASH FLOWS                                                F-3

NOTES TO FINANCIAL STATEMENTS                                           F-4

                                 Helix BioMedix, Inc.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                  September 30, 2000

        ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                           $    751,534
        Prepaid expenses                                           6,538
                                                              ----------
        Total current assets                                     758,072

    PROPERTY AND EQUIPMENT
        Machinery and equipment                                    1,591
        Furniture and fixtures                                       393
                                                              ----------
                                                                   1,984
           Less: Accumulated depreciation                            463
                                                              ----------
                                                                   1,521

    OTHER ASSETS
        Antimicrobial technology (net)                           101,553
        Patents pending and approved (net)                       406,294
                                                              ----------
                                                                 507,847
                                                              ----------
        TOTAL ASSETS                                         $ 1,267,440
                                                              ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

        Accounts payable - trade                              $    5,590
        Accounts payable - related party                           1,948
        Notes payable                                              9,000
        Notes payable - related parties                          163,154
        Accrued interest payable                                   7,560
                                                              ----------
        Total current liabilities                                187,252

    LONG-TERM LIABILITIES                                        326,308

    STOCKHOLDERS' EQUITY
        Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding                    -
        Common stock, no par value, 10,000,000 shares
        authorized, 4,902,950 shares issued and outstanding    5,595,611
        Treasury stock                                              (312)
        Additional paid-in-capital, net of
        Deferred compensation component                          342,192

        Deficit accumulated during the
        development stage                                     (5,183,611)
                                                              ----------
                                                                 753,880
                                                              ----------
        Total liabilities and stockholders' equity            $1,267,440
                                                              ==========
    The accompanying notes are an integral part of the financial statements.
                                      F-1

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
      For the period from inception (November 7, 1988) to September 30, 2000


                  Inception to    For the three months  For the nine months
                  September 30,   ended September 30,   ended September 30,
                    2000          2000          1999        2000          1999
                 ------------   ---------   ---------   ----------     --------
REVENUE   $        19,500   $        -    $        -  $         -   $        -

OPERATING EXPENSES
Accounting &
legal             659,900      103,258        48,657      293,176       53,231
Advertising        13,566            -             -            -            -
Amortization      183,885        9,899         6,236       29,697       18,708
Compensation
costs             137,400            -             -            -            -
Consulting fees 1,150,042        2,594         6,000      585,094       21,100
Office expense    195,208        1,697         2,658        4,701       11,515
Other general &
administrative    486,694      198,035         1,847      387,555        2,716
Research &
development     1,940,749       96,177        12,000      255,274       36,000
              ------------     ---------     --------   ----------     --------

TOTAL OPERATING
  EXPENSES      4,767,444      411,660        77,398    1,555,497      143,270
              ------------     ---------     --------   ----------     --------

NET LOSS FROM
  OPERATIONS   (4,747,944)    (411,660)      (77,398)  (1,555,497)    (143,270)

OTHER (INCOME) EXPENSE
Gain on settlement
  of lawsuit      (48,574)           -             -            -            -
Interest income   (63,005)     (12,337)         (438)     (40,743)        (876)
Interest
  expense         547,246       10,059        13,483       39,825       23,796
              ------------      --------      -------   ----------     --------
                  435,667       (2,278)       13,045         (918)      22,920
              ------------      --------      -------   ----------     --------

NET LOSS      $(5,183,611)   $(409,382)   $  (90,443) $(1,554,579)   $(166,190)
              ============    =========    ==========  ===========    =========
NET LOSS
  PER SHARE   $     (3.82)   $   (0.08)   $    (0.05) $     (0.32)   $   (0.10)
              ============    =========    ==========  ===========    =========

WEIGHTED AVERAGE NUMBER
 OF SHARES
OUTSTANDING     1,355,216    4,853,490     1,692,421    4,853,490    1,627,098
              ============   ==========    ==========   ==========   ==========

    The accompanying notes are an integral part of the financial statements.
                                      F-2

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      For the period from inception (November 7, 1988) to September 30, 2000

                                       Inception to    For the nine months
                                       September 30,   ended September 30,
                                          2000           2000        1999
                                       ------------   -----------  ----------

NET CASH FLOWS FROM OPERATIONS         $ (3,126,737)  $  (651,788) $  (23,713)

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment       (1,984)            -           -
    Patents                                (328,722)      (25,498)    (29,522)
                                       ------------   -----------  ----------
NET CASH FLOWS FROM
    INVESTING ACTIVITIES                   (330,706)      (25,498)    (29,522)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              832,819             -           -
    Issuance of stock for cash            2,019,380             -   1,470,450
    Cash received in reverse acquisition    634,497             -           -
    Notes payable                            16,394       (27,000)          -
    Related party notes payable (net)       705,887             -      50,000
                                       ------------   -----------  ----------
NET CASH FLOWS FROM FINANCING
    ACTIVITIES                            4,208,977       (27,000)  1,520,450
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    751,534      (704,286)  1,467,215

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                           -     1,455,820         763
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $    751,534   $   751,534  $1,467,978
                                       ============   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents        $     66,486   $         -  $        -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    99,859             -           -
Accounts payable converted to notes         704,559             -           -
Accrued interest rolled into notes          403,463             -      45,796
Notes converted to equity                 1,639,548             -           -

Cash paid for interest                       61,497        51,635           -
Cash paid for income taxes                        -             -           -

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 2000


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

2.    Non-Cash Compensation
      ---------------------
In accordance with various consulting and employment agreements, the Company issued or is obligated to issue the following equity instruments for which compensation cost has been recorded. A summary of non-cash compensation recognized during the quarter ended September 30, 2000 is as follows:

                                           Measurement   Compensation
     Instrument           Quantity            Date          Expense
   --------------       ------------       -----------   ------------

   Common shares               8,750          09/30/00         24,063
   Common shares              40,000          12/14/99         50,000

   Other non-cash                  -                 -         85,181

   Options @ $0.70            20,000          12/14/99         11,000
   Options @ $0.70             9,100          06/30/00         16,380
   Options @ $0.70             8,750          09/30/00         17,937
                                                         ------------

                                                              204,561
                                                         ============

Conpensation recorded in connection with extension of vested options has been charged to expense currently.

Compensation cost related to the options is recognized in an amount equal to the difference in the market value of the stock on the measurement date and the exercise price.

For purposes of loss per share, all shares above have been treated as outstanding as of the date they are earned.