Form 10KSB
period 2000-12-31
HELIX BIOMEDIX INC
filed 2001-04-16
CIK 831749

                               HELIX BIOMEDIX INC

FILING TYPE:          10KSB
DESCRIPTION:          ANNUAL REPORT
FILING DATE:          APR 16, 2001
PERIOD END:           DEC 31, 2000
PRIMARY EXCHANGE:     OVER THE COUNTER INCLUDES OTC AND OTCBB
TICKER:               HXBM

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                            ------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                            ------------------------

                         COMMISSION FILE NO. 33-20897-D

                              HELIX BIOMEDIX, INC.

                   DELAWARE                                      91-2099117
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                          210 BARONNE ST., SUITE 1004
                             NEW ORLEANS, LA 70112
                                 (504) 525-2090

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for the fiscal year ending December 31, 2000: $ -0-

     As of December 31, 2000, there were 5,022,196 shares of common stock, $0.001 par value, of Helix BioMedix, Inc. issued and outstanding, and the aggregate market value of the common stock held by non-affiliates was approximately: $4,820,024.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                           YES. SEE INDEX ON PAGE 24.

     Transitional Small Business Disclosure Format (Check One):
     Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     10KSB

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS.................................    1
ITEM 2.   PROPERTIES..................................................    5
ITEM 3.   LEGAL PROCEEDINGS...........................................    5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    5

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....    7
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION...................................................    8
ITEM 7.   FINANCIAL STATEMENTS........................................   14
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   14
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
          EXCHANGE ACT................................................   14
ITEM 10.  EXECUTIVE COMPENSATION......................................   17
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   18
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   19
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................   23

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

     The following discussion in this annual report on Form 10-KSB contains forward-looking statements regarding Helix BioMedix, Inc., a Delaware corporation ("Helix BioMedix" or the "Company"), its business, prospects and results of operations that involve risks and uncertainties. The Company's actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the captions "risk factors" and "management's discussion and analysis of financial condition and results of operations" as well as those discussed elsewhere throughout this annual report on Form 10-KSB.

     Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan," and similar words, although some forward-looking statements are expressed differently.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect on events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, prospects and results of operations.

     Helix BioMedix, Inc. is actively engaged in the research and development of lytic peptides (small bioactive proteins) and their commercial applications. The Company, through a predecessor entity, was incorporated in Colorado on February 2, 1988, and is headquartered in New Orleans, Louisiana. On December 29, 2000, following approval by its stockholders, the Company merged with a wholly-owned subsidiary that was incorporated in the State of Delaware (the "Merger"). As a result of the Merger, the Company adopted Delaware as its state of incorporation, adopted the subsidiary's certificate of incorporation and bylaws, and assumed the subsidiary's 2000 Stock Option Plan. A copy of the merger proposal, as approved by the shareholders, is attached hereto as Exhibit 2. Copies of the Delaware certificate of incorporation and bylaws are attached hereto as Exhibit 3-a and Exhibit 3-b respectively.

(a) Description of Business During the Development Stage

     Incorporated herein by reference is Exhibit 13-a, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. That report presents a detailed history and discussion of the Company's business from inception through the year 1999 which complements the following summary discussion and update for developments during the year 2000.

     Since March 1989 the Company has been involved in the business of conducting research into the nature of and commercial uses for lytic peptides
(i) in house; (ii) through a contract arrangement with Louisiana State University ("LSU"); (iii) through a collaboration with a private sector research company, Therapeutic Peptides Inc. ("TPI"); and (iv) by outsourcing certain laboratory testing to contract research organizations.

A PLATFORM TECHNOLOGY -- THE "CYTOPORIN" PEPTIDES

     The Company refers to its lytic peptide technology as the Cytoporin technology. Briefly, cytoporins are small, synthetic peptides, which act upon biological cells by disrupting their membranes. Over the last twenty years, Membrane Disruptive Peptides (MDPs) were discovered in nature as major components in the antimicrobial protective systems of various animal species. These MDPs, generally called "lytic peptides," are small bioactive proteins which are a key to the host defense (immune) systems of many insects, amphibians, and mammals. In the giant silk moth, Hyalophora Cecropia, bacterial infection induces synthesis of special proteins which form pores in the cell membranes of invading pathogens, resulting in their death. One group of these proteins are lytic peptides called Cecropins.

     Moving forward from their early research studies with Cecropins in 1986-87, scientists at Louisiana State University and the Company developed an entire new class of synthetic, non-naturally-occurring, MDPs which offer promise as (i) anti-infective agents; (ii) wound healing compounds; and (iii) anti-cancer drugs. These novel, highly bioactive compounds are proprietary to the Company and were named "Cytoporins." The Company believes it has created a powerful platform technology based upon these Cytoporins which has the potential to spawn the development of a broad array of both biopharmaceutical and non-drug products.

     The Company's lead Cytoporins are among a family of approximately fifty
(50) proprietary compounds selected from testing of a library of hundreds of variations on the basic structure of this class of membrane-disruptive peptides. The Company has discovered that certain Cytoporins appear to offer promise as cancer therapy agents and other Cytoporins exhibit signs of unique wound healing properties. As encouraging as these prospective applications appear to be, the Company believes the centerpiece of its broad-based platform technology may be the discovery that some of the Cytoporins may synergistically enhance and restore the killing power of many conventional antibiotics, which are losing their effectiveness as a result of the emergence of antibiotic-resistant strains of bacteria. In addition to these antibacterial properties, the Cytoporins are capable of acting as broad spectrum anti-infectives which are active against many strains of viruses, fungi, and protozoa.

COMPANY'S ACQUISITION OF ALL RIGHTS TO THE HELIX/LSU PATENT ESTATE

     Exhibit 13-a (1999 Annual Report on Form 10-KSB), incorporated herein by reference, details events from 1992 to 1998 surrounding a dispute between the Company and LSU concerning ownership and rights to the Patent Estate protecting the Cytoporin technology. During this period, arbitration procedures and threatened litigation over rights to the technology prevented the Company from raising additional capital or seeking strategic alliances to move the technology toward commercialization.

     In February 1998, the Company and LSU reached agreement whereby the Company received full assignment of all of the U.S. and foreign patents and patent applications derived from the research sponsored at LSU by the Company. As set forth in Exhibit 13-a this resolution of the disputes with LSU greatly strengthened the Company's patent rights.

DEVELOPMENT OF COLLABORATION WITH THERAPEUTIC PEPTIDES, INC. ("TPI")

     Notwithstanding the above-described disputes over the Helix/LSU patents, in 1993 the Company established a joint venture relationship with a small, New Orleans based research company, Therapeutic Peptides, Inc. ("TPI") in 1993. Its president and chief scientist, Dr. Donald R. Owen, became a director and Chief Scientist of Helix BioMedix, Inc., serving until 1999. From 1993 until 1999 the Company continued development of its Cytoporin technology through its collaboration with TPI. On November 10, 1995 the Company and TPI formalized their collaboration by entering into a "Cooperative Endeavor Agreement," whereby TPI would, on a shared-cost contract basis, continue to advance the technology and move toward commercialization of the proprietary peptides. This agreement provided that any new patents which expanded upon the patent estate based on the earlier LSU research, would be assigned to the Company and that TPI would share in any future royalty flow from such new patents.

     Since 1993, the collaboration between the Company and TPI has resulted in the design and synthesis of a new "third generation" of novel, synthetic Cytoporin peptides which appear to hold substantially higher promise as lead compounds for future applications in both pharmaceutical (drug) and non-drug products. These new peptides are smaller, more active, more selective, less toxic, and more economical to manufacture than the earlier compounds derived from the LSU research. The Company believes that their patent applications filed on the composition and uses of the new proprietary compounds will be complementary to the issued patents and applications pending from the earlier work sponsored by the Company at LSU.

     During the years 1999 and 2000 the Company continued its support of the successful Cytoporin research and development work at TPI. As set forth in Item 12 -- Part III of Exhibit 13-a (the Company's 1999 Annual Report on form 10KSB Report, on September 30, 1999 the Company entered into a Research Alliance Agreement ("RAA") with TPI. The RAA is a novation of the Company's prior Cooperative

Endeavor Agreement with TPI, and it provides for outright assignment to the Company of all patent rights, without future royalty sharing, relating to TPI's past and future research on the Cytoporin Technology.

(b) The Company's Patent Estate

     From its inception to December 31, 2000 the Company has invested more than $550,000 in legal costs and fees to prosecute the various patent applications based on (i) the early Cytoporin research conducted for the Company at LSU and on (ii) the more recent "third generation" Cytoporin technology developed through the collaboration with TPI. A brief summary of the current status of this patent portfolio is provided below:

THE HELIX/LSU PATENT ESTATE

     All of the pending applications and issued patents have early priority dates (i.e., 1987-89) with little prior art cited. Many broad composition and use claims have been allowed. As discussed above, the Company has been assigned all rights to the Helix/LSU patent applications and patents.

     - Two (2) U.S. patents have issued, and a third U.S. patent is pending. Two additional divisional U.S. patent applications, with early priority dates, are also pending.

     - Twenty-two (22) foreign patents have issued, a Canadian application is pending, and a divisional application is pending in five European countries.

     The Company believes the early priority dates of the Helix/LSU patents may represent an important competitive advantage, and may provide opportunities for developing licensing revenues derived from commercializing lytic peptides for applications claimed in these patents.

THE HELIX/TPI PATENT ESTATE

     As discussed above, TPI has assigned to the Company full title to all patent rights on the composition and use of Cytoporin compounds and the applications thereof, as developed at TPI since 1993. Prior to the date hereof, the Company filed in the U.S. patent office a standard utility patent application and a provisional patent application covering this "third generation" Cytoporin technology. Foreign counterpart applications will be filed hereafter.

(c) Competition and the Company's Proprietary Position

     The Company has continued its efforts to establish a strong patent position with respect to the proprietary compositions and use of its Cytoporins and other lytic peptides. There is increasing interest in the biopharmaceutical industry in examining the potential for using such peptides as therapeutic drug agents. To the best of the Company's knowledge, there are six North American biotechnology companies actively working in the field of biopharmaceutical peptide research. These competitors have substantial financial resources available to them, and are pursuing product commercialization via clinical trials, strategic partnerships and other mechanisms to further develop the potential for commercialization of lytic peptides. Although the Company believes the early priority dates on its patents and patent applications represent a competitive asset, the Company has little or no control over how successful competitors may be in potential litigation affecting the Company's patent estate. However, the Company believes its experience in the field complements its patent estate and represents an asset that the Company will utilize in its attempts to commercialize the Cytoporins. The Company further believes that the activity of certain competitors is helping to accelerate the advance of this basic technology to the commercial stage.

     The Company's business plan embraces the concepts of (i) long-term strategic partnering for developing pharmaceutical products; and (ii) introduction of near-term proprietary non-drug products (e.g., topical antiseptics, industrial disinfectants and biocides) to niche markets that do not require an extensive regulatory approval process.

(d) Investment in Research and Development

     The Company's direct investment in research and development of its Cytoporin technology has aggregated $2,731,408 from inception (November 7, 1988) to December 31, 2000. Approximately $517,859 has been capitalized as legal costs incurred in patent prosecution. Other capitalized R & D costs include (i) $200,000 capitalized as a cost paid by promissory note to Helix International Corporation to acquire the Antimicrobial Technology at the Company's inception;
(ii) $25,000 paid in the form of 10,000 shares of common stock as partial consideration for Antimicrobial Technology developed for the Company by TPI prior to entering of the Cooperative Endeavor Agreement in November 1995; and
(iii) $42,000 paid in common stock issued (60,000 shares) issued to TPI and Dr. Donald R. Owen for their respective assignments to the Company of all patent rights to the "third generation" Cytoporin technology developed at TPI after 1995.

     The balance of $1,946,549 has been expensed as R & D costs as the Company incurred them. The Company's total investment in R & D and other operating and interest expenses to develop its Cytoporin Technology has aggregated $6,165,989 from the Company's inception through December 31, 2000.

(e) Potential for Commercialization of the Company's Technology

     The Company's technology is based on the discovery that its proprietary bioactive Cytoporins appear to have the ability to destroy, in-vitro, a broad spectrum of bacteria, protozoa, fungi, and viruses, which cause pathogenic disease conditions in animals and humans. Some of these Cytoporins have demonstrated potential as growth factors to promote wound healing and to cause proliferation of white blood cells, which are subject to destruction by autoimmune diseases such as AIDS. Certain Cytoporins, in in-vitro tests, have shown promise for use as chemotherapeutic agents in cancer therapy.

     Additionally, with the on-going scientific and medical concern about the emergence of antibiotic-resistant bacteria, the use of Cytoporins as adjuvants or enhancers to boost the effect of existing antibiotics against resistant bacterial strains may open a new range of possible pharmaceutical applications for the Company's proprietary Cytoporin compounds.

     The cost and complexity of bringing new drugs to market has led Company management to conclude that it is prudent to seek strategic alliances and licensing arrangements with larger, well-financed companies to bring the Cytoporins through the clinical trials stage.

     While the Company is pursuing the long-term introduction of prescription drugs through a program of strategic-partnering, it will also focus in-house efforts on the near-term introduction of proprietary products in the area of topical antiseptics and industrial disinfectants.

(f) Impact of Regulatory Factors

     The time and expense of bringing prescription drugs through the FDA regulatory approval process is a factor that has influenced the Company's decision to seek well-financed strategic partners. For this reason, the Company anticipates developing, for near-term market introduction, certain non-drug products. Such products are subject to less stringent regulatory approval processes than those imposed for prescription pharmaceuticals.

(g) Implementation of a New Short Term Strategic Operating Plan in 1999

     Exhibit 13-a (1999 Annual Report on Form 10-KSB) presents details of the Company's completion in October 1999 of a private offering of its securities. This offering raised approximately $2,000,000 in capital to fund the Company's strategic plan of action. This strategic plan was developed in 1999 to achieve certain Company goals for the Company by the end of the year 2000. These goals included:

          (1) Restructuring and strengthening management.

          (2) Increasing the visibility of the Company within its industry.

          (3) Increasing research and development activities.

          (4) Expanding the Company's patent estate.

          (5) Developing collaborative partnerships and strategic alliances.

     A discussion of the Company's progress is set forth in detail in a later section of this Report; i.e., Item 6 of Part II (Management's Discussion and Analysis).

ITEM 2. PROPERTIES

     The Company's principal place of business and corporate office is in the central business district of New Orleans, LA. Approximately 1,500 square feet of rented office space is shared with another entity affiliated with the Company's President and CEO. Under terms of an agreement between the parties (See Part
III -- Item 11) the Company shares both office space and certain administrative services with the other entity for a monthly cash consideration of $7,500. The Company's lease at this location was for a one-year term ending December 31, 2000, automatically renewing for one-month terms thereafter. The address and telephone number for the Company office described above is:

        Corporate Office
        210 Baronne St., Suite 1004
        New Orleans, LA 70112
        Tel: (504) 525-2090
        Fax: (504) 525-2266

     Research on the Company's proprietary Cytoporin compounds is primarily conducted at the laboratories of Therapeutic Peptides, Inc. (TPI) in Harahan, LA. Dr. Donald R. Owen is President of TPI and a former officer and director of the Company. The Company utilizes the TPI laboratories under the terms of the Research Alliance Agreement between the Company and TPI (See Part III -- Item 11 herein). The Company reimburses TPI for such contract research conducted for the account of the Company. The Company also utilizes the services and facilities of other contract research organizations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently not involved in any litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 15, 2000 at a duly called Annual Meeting of the Shareholders of the Company two matters were submitted to a vote. The shareholders (i) approved the Merger of Helix BioMedix, Inc., a Colorado corporation, into its wholly-owned Delaware subsidiary (the "Merger"); and (ii) elected the existing slate of seven directors of the Colorado corporation to remain in effect until the effective date of the Merger. The interim directors elected were:

        R. Stephen Beatty
        Thomas L. Frazer
        Ralph Katz
        Keith P. Lanneau
        Dr. Jeffrey A. Miller
        Bernard Yomtov
        Lester J. Waldman

     The shareholder approval of the proposed Merger and election of the above interim directors was by unanimous vote of those shares which were entitled to vote and which shares were represented in person or by proxy at the meeting. Of a total of 4,952,855 shares of common stock issued and outstanding as of record date, 3,596,628 shares (72.6%) were voted in favor of the Merger and election of interim directors.

     On December 29, 2000 the Merger was completed. The members of the Board of Directors of the successor Delaware corporation, now named Helix BioMedix, Inc., hold staggered terms as set forth below. The members of the board are as follows:

        Thomas L. Frazer (Class I)
        Carlyn J. Steiner, JD (Class I)
        Dr. Jeffrey A. Miller (Class II)
        R. Stephen Beatty (Class III)
        Ralph Katz (Class III)

     The initial term of office of Class I directors expires at the annual meeting of the Company's stockholders in 2001. The initial term of office of Class II directors shall expire at the annual meeting of stockholders in 2002. The initial term of office of Class III directors shall expire at the annual meeting of the Company's stockholders in the year 2003. Each director elected at an annual meeting of stockholders to succeed a director whose term is expiring shall hold office until the third annual meeting of stockholders after his election or until his successor is elected and qualified or until his earlier death, resignation or removal. Upon the effective date of the Merger, the Company retained the existing officers of the Delaware subsidiary. Those officers consist of:

        President: R. Stephen Beatty
        Chief Executive Officer: R. Stephen Beatty
        Secretary: Elizabeth L. Scheer
        Treasurer: Thomas L. Frazer

     Complete procedural details on the Merger are presented herein in Exhibit
2. ("Proposal for Approval Of Reincorporation of Helix BioMedix, Inc., a Colorado corporation From Colorado to Delaware"). Exhibits 3-a and 3-b, respectively, are complete copies of the Articles of Incorporation and Bylaws of the new Delaware corporation which became the effective documents of governance for the Company on December 29, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Shares of the Company's common stock are traded on the Over-the-Counter Bulletin Board (the "OTCBB"). During 1998, no more than approximately 10,000 shares were traded in public transactions. After completion of the private placement of its securities in October of 1999, the Company began to implement its new short-term strategic plan of operations, and communications with shareholders and the public were increased. After that date and during the calendar year 2000 public trading transactions in the Company's common stock (as reported on the OTCBB) have fluctuated at low/high price ranges shown below:

Fourth Quarter 1999..........................  $1.25 to $3.87 per share
First Quarter 2000...........................  $1.12 to $4.25 per share
Second Quarter 2000..........................  $1.06 to $2.65 per share
Third Quarter 2000...........................  $2.03 to $3.00 per share
Fourth Quarter 2000..........................  $1.62 to $3.00 per share

     The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. After the third quarter of 1999 and during the year 2000 trading volumes of the common stock have increased, and average volumes of shares traded per market day by quarter are noted below:

Fourth Quarter 1999.........................................    304
First Quarter 2000..........................................  5,698
Second Quarter 2000.........................................  8,348
Third Quarter 2000..........................................  7,330
Fourth Quarter 2000.........................................  2,292

HOLDERS OF COMMON STOCK

     As of December 31, 2000 there were approximately 700 stockholders of record with respect to the Company's common stock. The Company estimates an additional 800 individuals hold Company common stock in "street name" in brokerage accounts.

DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. No dividends have been paid with respect to the common stock since the Company's inception, and no dividends are anticipated to be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In October, 1999, the Company completed a private placement of common stock and warrants to purchase common stock, conducted pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In this endeavor, the Company sold 2,890,643 shares of common stock to accredited investors as defined in Rule 501 under the Securities Act, generating proceeds to the Company of $1,923,130. The accredited status of each investor was established on a case-by-case basis through the use of an investor suitability questionnaire. The shares of common stock were sold in units, with each unit consisting of 150,000 shares of common stock and a warrant to purchase 150,000 shares of common stock. The warrants are exercisable at a price of $3.25 per share. For a period of three years, the warrants are callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $0.75 for the first year, $1.75 for the second year and $2.75 for the third year. To date, the Company has not exercised its option to call any of the outstanding warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RISK FACTORS

THE COMPANY HAS A HISTORY OF NET LOSSES. THE COMPANY EXPECTS TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY. THE COMPANY'S LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT TO EVALUATE ITS BUSINESS AND AN INVESTMENT IN ITS COMMON STOCK.

     The Company is a development stage company, in a pre-clinical stage of research, and has a limited operating history upon which an investor may evaluate operations and future prospects. The Company has incurred a cumulative operating loss of approximately $5,542,243 from inception (November 7, 1988) through December 31, 2000. The Company expects to make substantial expenditures to further develop and commercialize its product candidates and expects that its rate of spending will accelerate as the result of the increased costs and expenses associated with potential clinical trials, regulatory approvals and commercialization of its Cytoporin technologies. In the long-term, the Company will endeavor to identify lead compounds demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. See Risk Factors -- The Company will need to develop strategic alliances with third parties to develop, test and produce commercially viable products from its Cytoporin technologies. In the near-term, the Company expects revenues to be derived from the non-pharmaceutical license of proprietary compounds for development in applications not requiring FDA approval, such as cosmetics and commercial disinfectants. However, the Company's revenue and profit potential is unproven and its limited operating history makes future operating results difficult to predict. Consequently, an investment in the Company's common stock must be considered in light of the risks and uncertainties that may be encountered by a development stage biotechnology company, including the need for substantial capital to support the development of its products and technologies and its ability to manage growth.

THE COMPANY WILL NEED TO DEVELOP STRATEGIC ALLIANCES WITH THIRD PARTIES TO DEVELOP, TEST AND PRODUCE COMMERCIALLY VIABLE PRODUCTS FROM ITS CYTOPORIN TECHNOLOGIES.

     A key element of the Company's strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies and other biotechnology companies. The Company has only recently begun to seek these strategic business alliances. Although the development of such alliances is one of the Company's objectives, there can be no assurance that the Company will succeed in attracting substantial collaborative partners who can materially assist in the development and commercialization of the Company's technology. The development of commercially viable products from the Company's technology will likely require the technical collaboration and financial assistance of other, significantly larger third parties, to bear most of the costs of pre-clinical and clinical testing and regulatory approval prior to commercial sale. Even if the Company is successful in attracting collaborative partners and those collaborations yield commercially viable products, the Company's receipt of revenues will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic business partners. Further, there can be no assurance that the Company's interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement the Company may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of the Company's products will have a material adverse effect on its business, operating results and financial condition.

THE COMPANY MAY CONTINUE TO NEED SIGNIFICANT AMOUNTS OF ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS.

     The Company may need to raise significant amounts of additional capital. The Company's future capital requirements will be substantial and will depend on many factors, including the pace of its research and development efforts, its ability to identify pharmaceutical and non-pharmaceutical applications for its lytic peptide compounds, its ability to enter into collaboration agreements and receive government grants (if any), the amount and timing of payments under such agreements and grants, the level and timing of its research and development expenditures, and other factors. If the Company is unable to raise sufficient additional capital it will have to curtail or cease operations.

BECAUSE OF THE SPECIALIZED NATURE OF THE COMPANY'S BUSINESS, THE TERMINATION OF RELATIONSHIPS WITH KEY MANAGEMENT AND SCIENTIFIC PERSONNEL OR THE INABILITY TO RECRUIT AND RETAIN ADDITIONAL PERSONNEL COULD PREVENT THE COMPANY FROM DEVELOPING ITS TECHNOLOGIES, CONDUCTING CLINICAL TRIALS AND OBTAINING FINANCING.

     The Company is highly dependent upon several key individuals, including R. Stephen Beatty, Henry L. Niman and Keith P. Lanneau, all of whom have played a critical role in the Company's research and development programs, raising financing and conducting initial trials of its Cytoporin technologies. Additionally, the Company employs several scientific personnel with significant and unique experience in the antimicrobial peptide field, some of whom may not be replaceable. The loss of the services of these key members of management or these scientific personnel may prevent the Company from achieving its business objectives.

     The competition for qualified personnel in the biotechnology field is intense, and the Company relies heavily on its ability to attract and retain qualified scientific, technical and managerial personnel. The Company's future success depends upon its ability to attract, retain and motivate highly skilled employees. In order to commercialize its products successfully, the Company will be required to expand its workforce, possibly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The Company faces intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent the Company is unable to attract and retain these individuals on favorable terms, its business may be adversely affected.

THE COMPANY IS AT AN EARLY STAGE OF PRODUCT DEVELOPMENT AND DOES NOT YET HAVE COMMERCIALLY MARKETABLE PRODUCTS TO PROVIDE REVENUES.

     Although the Company has been developing the Cytoporin peptide technology since 1987, it remains a development stage company and to date has generated no material revenue from product sales. The Company's strategic plan contemplates the development of both pharmaceutical and non-pharmaceutical products and applications for its proprietary compounds. However, there can be no assurance that products will be commercialized in either field as a result of continued development programs or from joint efforts with any future collaborative partner. The failure to develop safe, commercially viable pharmaceutical or non-pharmaceutical applications for the Company's technology will have a material adverse effect on the Company's business, operating results and financial condition.

CLINICAL TRIALS FOR THE COMPANY'S PRODUCT CANDIDATES ARE EXPENSIVE AND TIME CONSUMING AND THEIR OUTCOME IS UNCERTAIN.

     Before the Company can obtain regulatory approval for the commercial sale of any pharmaceutical product that it may wish to develop, it will be required to complete preclinical development and extensive clinical trials in humans to demonstrate the safety and efficacy of the product. Each of these trials requires the investment of substantial expense and time. However, success in pre-clinical and early clinical trials will not ensure that large-scale trials will be successful and does not predict final results. Acceptable results in early trials may not be repeated in later trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be restructured or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated.

THE COMPANY MAY CHOOSE TO, OR MAY BE REQUIRED TO, SUSPEND, REPEAT OR TERMINATE ANY INITIATED CLINICAL TRIALS IF THEY ARE NOT CONDUCTED IN ACCORDANCE WITH REGULATORY REQUIREMENTS, THE RESULTS ARE NEGATIVE OR INCONCLUSIVE OR THE TRIALS ARE NOT WELL DESIGNED.

     Clinical trials must be conducted in accordance with the FDA's guidelines and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA's Good Manufacturing Practices, and may require large numbers of test patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. The FDA may suspend clinical trials at any time if it finds deficiencies in the conduct of these trials or it believes that these trials expose patients to unacceptable health risks.

THE COMPANY WILL RELY ON COLLABORATORS TO ASSIST IN THE RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY FOR THE COMMERCIALIZATION OF ITS PRODUCT CANDIDATES. IF THE COMPANY'S COLLABORATORS DO NOT PERFORM AS EXPECTED, THE COMPANY MAY NOT BE ABLE TO COMMERCIALIZE ITS PRODUCT CANDIDATES.

     The Company intends to continue to develop alliances with third-party collaborators to develop and market its current and future product candidates. The Company may not be able to attract third-party collaborators to develop and market product candidates and may lack the capital and resources necessary to develop all its product candidates alone. If the Company is unable to locate collaborators, or if its collaborators do not prioritize and commit substantial resources to programs associated with the Company's product candidates, the Company may be unable to commercialize its product candidates, which would limit its ability to generate revenue and become profitable.

THE COMPANY FACES SUBSTANTIAL COMPETITION IN ITS PRODUCT DEVELOPMENT EFFORTS FROM PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES, UNIVERSITIES AND OTHER NOT-FOR-PROFIT INSTITUTIONS.

     The Company faces significant competition in its attempts to develop applications of its Cytoporin peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. The Company expects that competition in development of products analogous to its Cytoporin peptide technology to intensify. The Company's competitors may succeed in developing products earlier than it does, entering into successful collaborations before the Company, obtaining approvals from the U.S. Food and Drug Administration or other regulatory agencies for such products before the Company, or developing products that are more effective than those the Company develops or proposes to develop. The success of any one competitor in these or other manners will have a material adverse effect on the Company's business, operating results and financial condition.

THE COMPANY MAY ENCOUNTER DIFFICULTIES IN MANAGING ITS GROWTH.

     The Company may enter a period of rapid growth that may place a significant strain on its human and capital resources. The Company intends to increase the number of its employees during the next twelve months. The Company's ability to conduct research and development activities effectively may require it to continue to expend funds to improve its operational, financial and management controls, reporting systems and procedures. If the Company is unable to successfully implement improvements to its management information and control systems in an efficient and timely manner, or if the Company encounters deficiencies in existing systems and controls, management may not have adequate information to manage the Company's day-to-day operations.

ISSUED PATENTS MAY NOT FULLY PROTECT THE COMPANY'S DISCOVERIES, AND THE COMPANY'S COMPETITORS MAY BE ABLE TO COMMERCIALIZE PRODUCTS SIMILAR TO THOSE COVERED BY ITS ISSUED PATENTS.

     Issued patents may not provide commercially meaningful protection against competitors. Other companies or entities may challenge the Company's or any prospective collaborators' patents or independently develop products that could result in an interference proceeding in the Patent and Trademark Office or a legal action. In the event any single researcher or institution infringes upon the Company's or a prospective collaborators' patent rights, enforcing these rights may be difficult and can be time-consuming. Others may be able to design around these patents or develop unique products providing effects similar to the Company's products. In addition, others may discover uses for the Company's Cytoporin peptide technology, and these other uses may be separately patentable. Even if the Company has a patent claim on a particular Cytoporin peptide technology, the holder of a patent covering the use of that technology could exclude the Company from selling a product that is based on the same use of that technology. In addition, with respect to certain of the Company's patentable inventions, the Company may decide not to pursue patent protection outside the United States, both because management does not believe it is cost effective and because of confidentiality concerns. Accordingly, the Company's international competitors could develop and receive foreign patent protection for Cytoporin peptide technologies for which the Company has or is seeking U.S. patent protection. Failure of any of the Company's issued patents to provide meaningful protection against competition, or success by a competitor in the manner described, will have a material adverse effect on the Company's business, operating results and financial condition.

THE COMPANY'S RIGHTS TO THE USE OF TECHNOLOGIES TO BE LICENSED FROM THIRD PARTIES ARE NOT WITHIN ITS CONTROL.

     The Company may need to rely, in part, on licenses to use certain technologies and materials, which are important to its business. The Company will not own the patents that underlie these licenses and there can be no assurance that the Company can obtain all the licenses necessary for its business. The Company's rights to use these technologies and practice the inventions claimed in the licensed patents are subject to the Company's licensors abiding by the terms of those licenses and not terminating them. In many cases, the Company will not control the prosecution or filing of the patents to which it may hold licenses. The Company will rely upon its licensors to prevent infringement of those patents. Certain of the licenses under which the Company may obtain rights will provide it with exclusive rights in specified fields, but there can be no assurance that the scope of these rights under these and other licenses will not be subject to dispute by its future licensors or third parties. Failure of its enjoyment of any necessary licenses will have a material adverse effect on the Company's business, operating results and financial condition.

THE COMPANY FACES PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE TO PROTECT AGAINST LOSSES.

     The Company currently has no products that are available for commercial sale. However, the current use of any of the Company's product candidates in clinical trials and the sale of any approved products in the future may expose the Company to liability claims. These claims might be made directly by consumers and healthcare providers or indirectly by pharmaceutical companies, the Company's corporate collaborators or others selling such products. The Company may experience financial losses in the future due to product liability claims. The Company intends to expand its insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, the Company may be unable able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against the Company for uninsured liabilities or in excess of insured liabilities, Company assets may be insufficient to cover such claims and the Company's business operations could be impaired.

PLAN OF OPERATION

     The Company's general plan of operation during its continuing developmental phase is outlined in Item 1 of Part I of this Report and in Exhibit 13-a (1999 Annual Report on Form 10-KSB) incorporated herein by reference.

     During 2000, the Company continued to pursue achievement of the goals set forth in the Near Term Strategic Operating Plan that it adopted in 1999. Progress made to date toward full implementation of the plan is discussed below.

     The proceeds of the October 1999 private offering were projected to be adequate cash to fund projected Company operations through the Year 2000. As evidenced by the audited financial statements (Pages F-1 through F-17 herein) for the year ending December 31, 2000, the Company's current financial position requires further financing initiatives to continue the planned operating program. As of the date hereof, the Company believes that additional cash funding must be available by May 2001, to support operations at the present level and to provide adequate resources for implementing further expansion of operations planned for the next twelve months. The activities projected for the next year are discussed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In 1999 (as set forth in Exhibit 13-a) the Company (i) began to implement its short-term Strategic Plan for financial and managerial restructuring; (ii) successfully completed a major recapitalization through its October 1999 private offering of securities; (iii) executed a number of important agreements with related parties on September 30, 1999; and (iv) accelerated Company operations with the availability of adequate operating capital and a strengthened management organization. Throughout the year 2000 the Company made progress toward achieving goals of the Strategic Operating Plan outlined in Item 1 of
Part I herein, as follows:

          (1) The October 1999 private offering raised approximately $2,000,000 to fund operations at the planned FY 2000 budget level.

          (2) The restructuring of management resulted in effective utilization of added key personnel to expand diversity of corporate skills, technical experience, and outside contacts in the business and financial communities.

          (3) Scientific visibility and credibility for the Company was substantially increased by (i) outside contacts by key management personnel; and (ii) Internet exposure through a newly created Company Website (www.HelixBioMedix.com).

          An original focus of this element of the strategic plan was to create a prominent Scientific Advisory Board ("SAB") for the Company. During fiscal year 2000, the Company has made technical presentations to various prominent members of the scientific community who are knowledgeable about membrane disruptive peptides. The Company believes that their recognition of the substance of and prospects for the Cytoporin platform technology will, during the next several months, attract several highly qualified members to the Company's SAB.

          (4) Research and development activities were increased by (i) a rise of more than 25% in expenditures for direct R & D over the level for 1999; and (ii) extensive use of outside technical consultants.

          Of particular significance is the fact that, during the year 2000, the Company completed an extensive in-vitro assay of its entire library of proprietary peptide compounds. These studies, conducted in outside contract research laboratories, corroborated the results of earlier research from 1987 to 1999 and provided data valuable in the preparation of additional patent applications and for use in technical presentations to prospective strategic alliances in the pharmaceutical community. Lead compounds for the different potential applications of Cytoporins have been identified among a family of approximately fifty (50) different proprietary compounds showing potential for commercial applications. By late 2000, the Company initiated in-vivo testing as the next step in selecting final lead compounds for clinical testing and/or out-licensing to pharmaceutical or other health care companies.

          (5) The filing and prosecution of patent applications continued. At December 31, 2000 the Company's total investment in legal costs, fees, and acquisition of patent rights associated with developing its patent estate had increased to $559,859 from a level of $440,581 at year end 1999. The completion of recent patent applications, covering work at TPI on the "third generation" Cytoporins, has been an important addition to the Company's patent estate.

          (6) The Company began to undertake efforts to develop collaborative partnerships and strategic alliances. During the past year numerous technical presentations were made, and this has developed into on-going dialog and deliberations with several significant prospects for licenses and/or other partnering alliances. As of the date hereof, the Company has reached agreement in principle concerning a license, which the Company plans to grant to a company specializing in the manufacturing and sale of over-the-counter skin care products. Management believes the Company will be able to grant other licenses or enter into joint ventures to commercialize use of its Cytoporins in other non-drug applications.

          (7) The Company sought to better position itself in the market so as to obtain access to additional capital. Accordingly, in 2000 the Company presented itself to and sought expert advice from two consulting groups with extensive experience in assisting start-up and developing high technology companies in the areas of strategic and financial planning. These two groups are (i) The Paisley Group, LLC; and (ii) Dunsford Hill Capital Partners, Inc. These consulting groups have worked together with the Company in developing both an interim funding initiative and a longer term financing program for the Company. As set forth in [Item 12 of Part III] in this Report both groups entered into consulting agreements with the Company in October 2000.

     During 2001, the Company intends to take several additional steps in advancing its commercial prospects. First, the Company intends to seek out and retain a Chief Scientific Officer. Through the services of such an individual, the Company will endeavor to promote its proprietary Cytoporins, further refine its understanding of the mechanisms of those technologies, and develop commercially viable avenues for the utilization of those technologies. The Company's efforts on this front will be strengthened by the formation of an expanded Scientific Advisory Board, and by continuing to strengthen corporate governance through attracting qualified individuals to serve on the Board of Directors.

     The Company anticipates that it will continue its established program of research and development through the use of in-vivo testing to establish lead compounds for selected applications with apparent commercial promise. This research will emphasize those properties of the Company's Cytoporin technologies that demonstrate promise in commercially viable applications. In particular, the Company will emphasize areas of research that appear to show promise for the formulation and delivery of prescription pharmaceuticals to treat a wide-ranging selection of diseases. Such formulations and delivery mechanisms are expected to include compounds designed to enhance the efficacy of traditional antibiotics and adjuvant cancer therapies. Additionally, the Company expects to continue its work to develop commercially viable non-drug applications of its Cytoporin technologies, including but not limited to topical antiseptics and industrial biocides.

     The Company intends to actively evaluate its existing portfolio of proprietary technologies in an effort to determine which of these technologies the Company is best suited to commercially exploit internally. If the Company determines it does not have the internal capacity to exploit an existing opportunity, it will determine whether it is prudent to seek out third parties who may be interested in licencing the Company's technology. The Company believes that such licensing efforts may generate the potential for both near-term and long-term revenues, and may initiate contacts with strategic partners.

     The Company expects that its success may depend on its ability to enter into strategic partnerships and alliances with well-established companies to provide the necessary capital to develop the Company's platform technology to the stage of commercial viability. In this regard, the Company intends to seek out such relationships and may explore opportunities for amalgamation with other, more established, companies.

YEAR 2000 ISSUE

     The Company has conducted an assessment of the impact of the Year 2000 issue on its operations. No problems have been encountered since December 31, 1999. Management believes that Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate any Year 2000 issues it may yet encounter in 2001 or thereafter.

ITEM 7. FINANCIAL STATEMENTS

     Please see Pages F-1 through F-17.

     The following Financial Statements are filed as part of this report:

                                                                  PAGE
                                                              ------------
Report of Independent Certified Public Accountants..........           F-2
Balance sheet as of December 31, 2000.......................           F-3
Statement of Operations for the periods ending December 31,
  1999 and December 31, 2000 and for the period from
  inception (November 7, 1988) to December 31, 2000.........           F-4
Statement of Stockholders' Equity (Deficit) for the period
  from inception (November 7, 1988) to December 31, 2000....    F-5 to F-7
Statements of Cash Flows for the period from inception
  (November 7, 1988) to December 31, 2000...................           F-8
Notes to Financial Statements...............................   F-9 to F-17

     All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     The financial statements should be read in connection with a review of the Company's audited financial statements for the fiscal year ended December 31, 1999 and the unaudited statements for the quarterly periods ending March 31, 2000, June 30, 2000, and September 30, 2000. All of these prior period statements are incorporated herein by reference as part of Exhibits 13-a, 13-b, 13-c, and 13-d, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) The Directors and Officers of the Registrant as at December 31, 2000 are as follows:

Name:  R. STEPHEN BEATTY
Age:     51
Position: President & CEO, Director
Tenure as Officer or Director: May 28, 1999 to September 30, 1999 as Director
                               (and Consultant)
                               October 1, 1999 to Present, as President & CEO and Director

Name:  THOMAS L. FRAZER
Age:     53
Position: Vice President -- Treasurer & CFO, Director
Tenure as Officer or Director: October 27, 1994 to September 30, 1999 as VP and
                               Director
                               October 1, 1999 to Present, as VP--Treasurer & CFO and Director

Name:  RALPH KATZ
Age:     42
Position: Director (and Corporate Consultant)
Tenure as Officer or Director: May 12, 1999 to Present as Director (and
                               Corporate Consultant)

Name:  JEFFREY A. MILLER
Age:     51
Position: Director (and Corporate Consultant)
Tenure as Officer or Director: May 12, 1999 to Present as Director (and
                               Corporate Consultant)

Name:  ELIZABETH L. SCHEER
Age:     50
Position: Vice President -- Investor Relations & Corporate Communications
Tenure as Officer or Director: October 1, 1999 to Present as VP -- Investor
                               Relations & Corporate Communications, January 12, 1999 to December 28, 2000 as VP -- Investor Relations & Corporate Communications, Assistant Secretary December 29, 2000 as VP -- Investor Relations & Corporate Communications, Secretary

Name:  CARLYN J. STEINER, JD
Age:     56
Position: Director
Tenure as Officer or Director: December 29, 2000 to Present

     Two key individuals with active involvement in the Corporation are not current directors or officers as of the merger of Helix Colorado with and into Helix Delaware. However, their involvement in 2000 was substantial and they are referenced below:

Name:  KEITH P. LANNEAU
Age:     75
Position: Chairman of the Board & Vice President -- Technology, Director
Tenure as Officer or Director: March 15, 1989 to March 10, 1990 as President &
                               CEO and Director;
                               November 13, 1991 to July 10, 1992 as a Director; July 10, 1992 to September 30, 1999 as President & CEO and
                               Director; October 1, 1999 to December 28, 2000, as Board Chairman &
                               VP -- Technology and Director.

Name:  HENRY L. NIMAN
Age:     51
Position: Vice President -- Science
Tenure as Officer or Director: October 1, 1999 to December 28, 2000 as Vice
                               President -- Science

     All directors of the Company will hold office for the specified period of time as defined by Class until the next annual meeting of the shareholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first board meeting after each annual meeting of the shareholders.

     The following are brief resumes of each of the eight (8) Officers, Director, and/or key individuals listed in the table above:

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

     MR. FRAZER, a practicing CPA, is a prominent business executive in Baton Rouge, LA. He was a founding director of a commercial bank and has served on the board of directors of a number of business corporations. Until 1994, he was a major shareholder and chairman of the board of Fifth Generations, Inc., a computer software company, which was subsequently acquired by Symantec, Inc. Mr. Frazer is a professional consultant and expert in company acquisitions, restructuring programs, and financial reorganizations. He is an active investor in a number of biotechnology and computer software companies. Mr. Frazer is a leader in various public and private community affairs in Baton Rouge and New Orleans. A long time Director of the Company, Mr. Frazer was elected to the position of Vice President -- Treasurer and CFO on October 1, 1999.

     MR. KATZ is the President of KBR, Inc., a hedge fund. He has worked as a professional equity options trader and hedge fund manager for seventeen years. His work has frequently involved the evaluation of venture offerings and advice to venture investors. He is a principal in Katz-Miller Ventures, L.L.C., which has entered into a Consulting Agreement with the Company. (See Part III -- Item 12 herein). Mr. Katz, for his own account, is a substantial investor in the Company as well as other biotechnology companies and other high tech ventures.

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

     MR. LANNEAU founded Helix BioMedix, Inc. and served as Chief Executive Officer of the Company until October 1999 at which time he became Chairman of the Board. Effective with the reincorporation in Delaware on December 29, 2000, Mr. Lanneau became an advisor to the Board and remains an employee (VP Technology). He holds a B.S. degree in Physics from the Massachusetts Institute of Technology and an M.B.A. degree from Harvard. He is the author of numerous patents and publications. Throughout his business and professional career, he has actively served on the boards of various local and statewide civic organizations within Louisiana. Mr. Lanneau is an active scientific collaborator with Dr. Donald R. Owen, and he assumes primary responsibility for technical interfacing with patent attorneys and those outside companies with whom the Company seeks collaborations and strategic alliances.

     DR. MILLER, elected to the Company's Board of Directors in May 1999, is the CEO of two investment companies: Capital Market Research and New Arc Investments, Inc. Capital Market Research performs contract research for professionals trading in futures and options on major exchanges and provides support and staff services to start-up companies engaged in research services. NewArc Investments, Inc. manages individual, partnership, and institutional investments. Dr. Miller, in conjunction with Mr. Katz, has also advised venture capital investors for the last five years. He is a principal in Katz-Miller Ventures, L.L.C., which has entered into a Consulting Agreement with the Company (See Part III -- Item 12 herein). Dr. Miller holds a Ph.D. in Political Science
(1975) from the University of Michigan. His academic background emphasizes public policy, administrative theory, economics and quantitative analysis.

     DR. NIMAN serves as Vice President -- Science and has a distinguished scientific career beginning with his work in the development of monoclonal antibody technology at Scripps Clinic and Research Foundation in 1979. He is the inventor of broad patents covering the combination of synthetic peptides and monoclonal antibody technologies. In 1983 he created "flu" monoclonal antibody, which remains one of the most widely used in biomedical research. Dr. Niman holds an undergraduate degree in Biochemistry from the University of Illinois and was awarded a Ph.D. in Biochemistry from the University of Southern California in 1978.

     MS. SCHEER is Vice-President for Investor Relations and Corporate Communications for the Company and was appointed Corporate Secretary effective December 29, 2000. She obtained a Master of Business Administration from the University of New Orleans in 1997. Ms. Scheer has served as Executive Director for one of the largest PHO organizations in the New Orleans area and lectured extensively on healthcare funding, policy and management issues both locally and nationally. Ms. Scheer graduated from the University of Southwestern Louisiana in 1973 with a Bachelor of Science in Nursing and completed a Master of Nursing at Louisiana State University Medical Center in 1976.

     CARLYN J. STIENER, JD, is a member of the Paisley Group, LLC, which is providing financial and management consulting services to the Corporation. Ms. Steiner graduated Cum Laude from Smith College with a Bachelor of Arts in 1967 and completed a Master of Arts degree in Political Science from the University of Chicago in 1971. In 1981 she graduated from the University of Washington School of Law with a J.D. and was a member of the Washington Law Review and received the Order of the Coif. In addition to her consulting practice, Ms. Steiner has served on various for-profit corporate and not-for-profit corporate boards in the Seattle area.

(b) Compliance with Section 16(a) of the Exchange Act

     No persons or entities holding the Company's securities or serving as Officers or Directors of the Company are subject to the reporting requirements of Section 16(a) of The Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

     The five Directors of the Company are not compensated for their service with cash. It is anticipated that the established precedent of granting of stock and options will continue beginning in 2001 at a level determined by the Board.

     Since 1991 to December 31, 1998 the only Company officer who received compensation, directly or indirectly, for services was Keith P. Lanneau. From July 1, 1995 until September 30, 1999, such compensation was accrued and paid by promissory notes for a fee of $6,000 per month for Mr. Lanneau's continuing full time services as President and CEO of the Company. Commencing October 1, 1999 all compensation to Mr. Lanneau has been in cash. During 1999, compensation to Mr. Beatty has been paid in the form of cash and stock of the Company.

     Since inception of the Company no persons have received any monetary compensation for their services as Members of the Board of Directors. On December 31, 1997, in consideration of their past services as Directors of the Company the following persons were granted stock options to purchase common stock at a price of $1.00 per share, the number of shares being shown opposite the name of each director. These options replaced options previously granted to the same persons in 1995.

                      DIRECTOR                         NUMBER OF SHARES
                      --------                         ----------------
Thomas L. Frazer.....................................       20,000
Dr. Robert J. Love...................................        5,000
Michael K. Marcantel.................................       15,000
Dr. Donald R. Owen...................................       15,000
Keith P. Lanneau.....................................       20,000
                                                            ------
                                                            75,000

     Three of the previous directors elected to exercise their options in December 2000 and included:

Thomas L. Frazer:....................................       20,000
Dr. Robert J. Love:..................................        5,000
Keith P. Lanneau:....................................       20,000

                       SUMMARY ANNUAL COMPENSATION TABLE

                                                                      BONUS          OTHER
               NAME AND POSITION                  YEAR    SALARY     (STOCK)     COMPENSATION
               -----------------                  ----    -------    -------    ---------------
Keith P. Lanneau................................  1998    $60,000     None           None
  President & CEO                                 1999    $76,500     None           None
  Chairman; VP Technology                         2000    $90,000     None           None
R. Stephen Beatty...............................  1998         --       --            --
  President & CEO                                 1999    $56,100     None        Options(1)
                                                                                $46,750 (stock)
                                                  2000    $78,000     None        Options(2)
                                                                                $10,468 (stock)

---------------
See Directors' Options in table above.

(1) See Part III -- Item 12 herein.

(2) 80,000 @ $0.70/share

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Present Ownership

     The following table sets forth, as of December 31, 2000, the stock ownership of each person known by the Registrant to be the beneficial and/or record owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Officers and Directors of the Registrant as a group:

                     NAME AND ADDRESS                       NUMBER OF SHARES    PERCENT
                     ----------------                       ----------------    -------
Keith P. Lanneau, Chairman until December 29, 2000........       719,205         14.32%
  2151 East Lakeshore Drive
  Baton Rouge, LA 70808
R. Stephen Beatty, Director...............................        63,637          1.27%
  210 Baronne St., Suite 1004
  New Orleans, LA 70112
Thomas L. Frazer, Director................................       301,456          6.00%
  7520 Perkins Rd. Suite 280
  Baton Rouge, LA 70808
Elizabeth L. Scheer, VP...................................        66,997          1.33%
  6 Erin Court
  Harahan, LA 70123
Ralph Katz, Director......................................       297,487          5.92%
  6529 Manor Dr.
  Burr Ridge, IL 60521
Jeffrey A. Miller, Director...............................       144,987          2.89%
  876 Buttonwood Circle
  Naperville, IL 60540
Carlyn J. Steiner, Director...............................           -0-         0%
  811 34th Ave. East
  Seattle, WA 98112
Lester J. Waldman, Director until December 29, 2000.......       154,984          3.09%
  301 Huey P. Long Ave.
  Gretna, LA 70053
Bernard Yomtov, Director until December 29, 2000..........        19,984          0.38%
  4 Center Street #1
  Cambridge, MA 02139
                                                               ---------        -------
All Officers & Directors as a group.......................     1,767,737         35.20%
Frank T. Nickell..........................................       450,000          9.7%
  320 Park Avenue, 24th Floor
  New York, NY 10022
Non-Affiliate Shareholders................................     2,804,459         55.84%
                                                               =========        =======
          Total Shares Outstanding........................     5,022,196        100.0 %
                                                               =========        =======

(b) Ownership Assuming Exercise or Conversion of all Options, Warrants, and Convertible Notes Outstanding at December 31, 2000 and Vesting (Earning) of all Bonus Shares for Which the Company is Contingently Obligated by Contract.

                     NAME AND ADDRESS                       NUMBER OF SHARES    PERCENT
                     ----------------                       ----------------    -------
Keith P. Lanneau..........................................       749,192          8.62%
  2151 East Lakeshore Drive
  Baton Rouge, LA 70808
R. Stephen Beatty.........................................       179,874          2.07%
  210 Baronne St., Suite 1004
  New Orleans, LA 70112
Thomas L. Frazer..........................................       462,693          5.33%
  7520 Perkins Rd. Suite 280
  Baton Rouge, LA 70808
Elizabeth L. Scheer.......................................       124,284          1.43%
  6 Erin Court
  Harahan, LA 70123
Henry L. Niman............................................           -0-         0%
  16 Tel Dr.
  Pittsburgh, PA 15238
Ralph Katz................................................       622,474          7.16%
  6529 Manor Dr
  Burr Ridge, IL 60521
Jeffrey A. Miller.........................................       319,974          3.68%
  876 Buttonwood Circle
  Naperville, IL 60540
Carlyn J. Steiner.........................................           -0-         0%
  811 34th Ave. East
  Seattle, WA 98112
George Steiner -- Paisley Group, LLC......................       130,000          1.50%
  811 34th Ave. East
  Seattle, WA 98112
Randall Caudill -- Dunsford Hill Capital Partners, Inc....       130,000          1.50%
  1080 Chestnut Street, Apt. 16A
  San Francisco, CA 94108
                                                               ---------        -------
All Officers & Directors as a group.......................     2,902,433         33.04%
Frank T. Nickell..........................................       900,000         10.1%
  320 Park Avenue, 24th Floor
  New York, NY 10022
Non-Affiliate Shareholders................................     4,886,599         56.24%
                                                               =========        =======
          Total shares outstanding........................     8,689,032        100.0 %
                                                               =========        =======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 30, 1999, the Company entered into certain agreements with related parties. These are as follows:

(a) With Therapeutic Peptides, Inc. (TPI) and Dr. Donald R. Owen

     The Company entered into a "Research Alliance Agreement" (RAA) with TPI and its president, Dr. Donald R. Owen. Dr. Owen had been a director of the Company until early 1999. This agreement amended certain portions of the 1995 Cooperative Endeavor Agreement among the parties to accelerate the research collaboration between the Company and TPI. The new agreement provided for (i) the assignment by TPI to the Company of all patent rights to Cytoporin Technology developed by TPI, and (ii) an agreement for TPI to continue certain research in its laboratories under contract support by the Company. The Company agreed to pay consideration to TPI consisting of (i) $100,000 in cash, (ii) forgiveness of a $25,000 promissory note with accrued interest, and (iii) issuance of 50,000 shares of Company stock to TPI and 10,000 shares to Dr. Owen. As of the date hereof TPI has assigned the aforesaid patent rights to the Company, and the Company has fulfilled its obligation regarding payment of the aforesaid considerations. Other provisions of the RAA still remain in force. A copy of the RAA is attached to this Report as Exhibit 10-a.

(b) With Katz-Miller Ventures, LLC

     The Company entered into a consulting agreement with Katz-Miller Ventures, LLC, Ralph Katz and Jeffrey A. Miller commencing October 1, 1999, and extending for a period of two years. Both Messrs. Katz and Miller are directors of the Company. This contract provides for the issuance of 40,000 shares of the Company's common stock upon execution of the agreement, and an additional 40,000 on the first anniversary of the agreement. The agreement also provides for additional bonus shares of up to 540,000 to be issued provided the strategic and financial planning provided by the collective consultant group causes a triggering event (specified increases in market value of the stock), as defined in the agreement.

     As of the date hereof the Company has issued a total of 280,000 shares of its common stock to Katz-Miller Ventures, LLC in connection with the aforesaid consulting agreement. Exhibit 10-b attached hereto is a copy of the agreement.

(c) With Keith P. Lanneau

     The Company and Keith P. Lanneau entered into an agreement whereby Mr. Lanneau agreed to restructure certain debt of the Company owed to him. Lanneau agreed to cancellation of a $489,462 convertible promissory note payable upon demand, and to accept substitution therefor of three (3) promissory notes, each in the principal amount of $163,154, with maturities of one, two, and three years respectively.

     As of the date hereof the Company has paid the principal amount of the first due of the three notes along with interest accrued on all of the notes.
Exhibit 10-c attached hereto is a copy of the agreement.

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

     The Company's Board of Directors has extended the expiration date of this consulting agreement from time to time. As of the date hereof, timely notice has been given by the Company that the agreement will terminate effective June 30, 2001. Exhibit 10-d attached hereto is a copy of the original Consulting Agreement.

(f) With Keith P. Lanneau

     The Company entered into an employment contract with its Chairman of the Board (until December 28, 2000), Keith P. Lanneau, commencing October 1, 1999, and extending for a term of one year thereafter, provided that such term shall automatically renew for two additional one year periods at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation.

     The Company's Board of Directors has extended the expiration date of this employment contract from time to time. As of the date hereof, timely notice has been given by the Company that the employment contract will terminate effective June 30, 2001. Thereafter, as set forth in a contract discussed below, Mr. Lanneau will continue his employment by the Company as a consultant for a period of two years commencing July 1, 2001. Exhibit 10-e attached hereto is a copy of the original Employment Contract.

     In addition to the above five contracts, on December 14, 1999 the Company agreed to enter into (i) employment agreements with its new President and CEO (Mr. Beatty) and with its new Vice President for Investor Relations and Corporate Communications (Ms. Scheer), both originally appointed to their respective offices on October 1, 1999; and (ii) an administrative services agreement with Beatty Finance, Inc. These three agreements are as follows:

(g) With R. Stephen Beatty

     The Company agreed to enter into an Employment Contract with Mr. Beatty commencing January 1, 2000, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional year period at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. This contract contains stock options to purchase 80,000 shares of the Company's common stock at an exercise price of $0.70 per share. The Company may terminate this contract at any time without cause provided that the employee shall be entitled to 50% of compensation (cash and stock options) due for the remaining portion of the initial one-year term.

     The Company's Board of Directors has extended the expiration date of this employment contract from time to time. As of the date hereof this contract will expire effective June 30, 2001. A copy of the original contract is attached hereto as Exhibit 10-f.

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

     The Company's Board of Directors has extended the expiration date of this employment contract from time to time. As of the date hereof this contract will expire effective June 30, 2001. A copy of the original contract is attached hereto as Exhibit 10-g.

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

     As of the date hereof this contract between the Company and Beatty Finance, Inc. is renewed on a month-to-month basis. A copy of the original contract is attached hereto as [Exhibit 10-h.]

     As set forth in Item 6 of Part II of this Report (Management's Discussion and Analysis) on October 27, 2000, the Company entered into consulting agreements with two separate, but closely cooperating, consulting groups. Both groups (The Paisley Group and Dunsford Hill Capital Partners) have been actively assisting the

Company in their areas of expertise, which include strategic planning and financial consulting for high technology companies.

(j) With the Paisley Group, LLC

     The Company entered into this Consulting Agreement effective October 27, 2000. The principal of the Group is Mr. George M. Steiner, whose spouse, Carlyn
J. Steiner, is a member of the Company's Board of Directors. The agreement provides that the Paisley Group, as compensation, shall be granted options to purchase an aggregate of 80,000 shares of Helix common stock, at a price of $1.50 per share, during periods commencing on dates upon which the options vest and ending on December 31, 2009. The Paisley Group shall also be granted options to purchase an additional 50,000 shares of common stock, at a price of $1.50 per share, the granting of such options to be dependent upon one or more trigger events. All options expire on December 31, 2009.

     A copy of the Company's Consulting Agreement with the Paisley Group is attached hereto as Exhibit 10-i.

(k) With Dunsford Hill Capital Partners, Inc.

     The Company entered into this Consulting Agreement effective October 27, 2000. The principal of Dunsford Hill Capital Partners, Inc. is Mr. Randall Caudill, who frequently cooperates or affiliates in business matters with Mr. Steiner and/or the Paisley Group. The general provisions of this consulting agreement and the compensatory options to be granted are the same as those provided for in the Company's agreement with the Paisley Group.

     A copy of the Company's Consulting Agreement with Dunsford Hill Capital Partners, Inc. is attached hereto as Exhibit 10-j.

(l) With Keith P. Lanneau (Two Contemporaneous Agreements)

     At the Annual Meeting of the Shareholders on December 15, 2000 Mr. Lanneau, as a major shareholder of the Company, voted all of his shares in favor of the proposed Merger, whereby he would cease to be an officer or director of the Company after December 28, 2000. To define Mr. Lanneau's continuing and future role in supporting the Company, on December 29, 2000 the Company and Mr. Lanneau entered into an Agreement:

     In this December 29, 2000 Agreement the parties agreed to certain provisions, including but not limited to the following: (i) that Mr. Lanneau would grant options to the Company for the purchase from him of blocks of the Company's common stock owned by him; (ii) that maturity dates would be extended on the three promissory notes of the Company payable to him in the aggregate principal amount of $489,462; (iii) that Mr. Lanneau's full time employment by the Company will terminate on June 30, 2001; and (iv) that contemporaneously with this agreement, the Company and Mr. Lanneau would enter into a separate Consulting Agreement whereby Mr. Lanneau would, on a part time basis, provide consulting services to the Company for a period of two years.

     This present Agreement grants short-term options to the Company to purchase from Mr. Lanneau (i) 250,000 shares of the Company's common stock at a price of $2.00 per share; (ii) 75,000 shares at $2.75 per share; and (iii) an additional 75,000 shares at $3.25 per share. The options expire at varying times until June 30, 2001. As of the date hereof the option for 250,000 shares expires on April 30, 2001, and the other options expire on June 30, 2001. A copy of this Agreement is attached hereto as Exhibit 10-k.

     The contemporaneous Consulting Agreement referred to above provides that the Company shall retain Mr. Lanneau's services on a part time basis for a period of two years commencing July 1, 2001. For a monthly retainer of $5,000 Mr. Lanneau will serve as a technical consultant and advisor to the Board of Directors. Exhibit 10-l attached hereto is a copy of the Consulting Agreement of December 29, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
      NO.                          DESCRIPTION AND LOCATION
    -------                        ------------------------
     2           Proposal for Approval of Reincorporation of Helix BioMedix,
                 Inc., a Colorado corporation, From Colorado to Delaware
     3-a         Articles of Incorporation of Helix BioMedix, Inc. (Delaware)
     3-b         Bylaws of Helix BioMedix, Inc. (Delaware)
    10-a
    10-b
    10-c
    10-d
    10-e
    10-f
    10-g         SEE ITEM 12--PART III FOR CERTAIN RELATIONSHIPS
    10-h
    10-i
    10-j
    10-k
    10-l


    13-a         Registrant's Form 10-KSB for the Year Ended December 31,
                 1999 Incorporated by Reference to Form 10-KSB for 1999 filed by Registrant with the SEC (File No. 33-20897-D) on April
                 14,2000.
    13-b         Registrant's Form 10-QSB for the Quarter Ended March 31,
                 2000 Incorporated by Reference to Form 10-QSB (First
                 Quarter, 2000) filed by Registrant with the SEC (File No.
                 33-20897-D) on May 18, 2000.
    13-c         Registrant's Form 10-QSB for the Quarter Ended June 30, 2000
                 Incorporated by Reference to Form 10-QSB (Second Quarter,
                 2000) filed by Registrant with the SEC (File No. 33-20897-D)
                 on August 14, 2000.
    13-d         Registrant's Form 10-QSB for the Quarter Ended September 30,
                 2000 Incorporated by Reference to Form 10-QSB (Third
                 Quarter, 2000) filed by Registrant with the SEC (File No.
                 33-20897-D) on November 14, 2000
    24-a         Power of Attorney for Jeffrey A. Miller
    24-b         Power of Attorney for R. Stephen Beatty
    24-c         Power of Attorney for Thomas L. Frazer

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed in the year ending December 31,2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Registrant: HELIX BIOMEDIX, INC.

Date: April 16, 2001                      By:     /s/ THOMAS L. FRAZER
                                            ------------------------------------
                                                     Thomas L. Frazer,
                                            Director and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              By: /s/ R. STEPHEN BEATTY                  Date: April 16, 2001
  -------------------------------------------------
                 R. Stephen Beatty,
            Director and President -- CEO

              By: /s/ JEFFREY A. MILLER                  Date: April 16, 2001
  -------------------------------------------------
                 Jeffrey A. Miller,
                      Director

              By: /s/ THOMAS L. FRAZER                   Date: April 16, 2001
  -------------------------------------------------
                  Thomas L. Frazer,
Director, VP -- Treasurer and Chief Financial Officer

                                    CONTENTS

                                                                 PAGE
                                                                 ----
Report of Independent Public Accountants....................      F-2
Balance Sheet...............................................      F-3
Statements of Operations....................................      F-4
Statement of Stockholders' Equity...........................  F-5 to F-7
Statements of Cash Flows....................................      F-8
Notes to Financial Statements...............................  F-9 to F-17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Helix BioMedix, Inc.
New Orleans, Louisiana

     We have audited the accompanying balance sheet of Helix BioMedix, Inc. as of December 31, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 2000 and 1999, and for the period from inception (November 7, 1988) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. as of December 31, 2000, and the results of its operations, cash flows, and changes in its stockholders' equity for the year ended December 31, 2000 and 1999, and for the period from inception (November 7, 1988) to December 31, 2000 in conformity with generally accepted accounting principles.

                                 /s/ COMISKEY & COMPANY PROFESSIONAL CORPORATION

Denver, Colorado
February 6, 2001

                              HELIX BIOMEDIX, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 2000

                                     ASSETS

Current Assets
  Cash......................................................  $   490,583
  Prepaid expenses..........................................        6,861
                                                              -----------
          Total current assets..............................      497,444
Property and Equipment
  Machinery and equipment...................................        1,591
  Furniture and fixtures....................................          393
                                                              -----------
                                                                    1,984
       Less: accumulated depreciation.......................          556
                                                              -----------
                                                                    1,428
Other Assets
  Antimicrobial technology (net)............................       98,750
  Patents pending and approved (net)........................      494,500
                                                              -----------
                                                                  593,250
                                                              -----------
          Total assets......................................  $ 1,092,122
                                                              ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable -- related party.........................  $     2,166
  Payroll taxes payable.....................................          325
  Notes payable -- related parties..........................      326,308
                                                              -----------
          Total current liabilities.........................      328,799
Long Term Liabilities -- Related Party......................      163,154
Stockholders' Equity
  Preferred stock, $0.001 par value, 2,000,000 shares
     authorized, no shares issued or outstanding............           --
  Common stock, $0.001 par value, 25,000,000 shares
     authorized, 5,022,196 shares issued and outstanding....        5,022
  Additional paid-in capital................................    6,047,390
  Deficit accumulated during the development stage..........   (5,452,243)
                                                              -----------
                                                                  600,169
                                                              -----------
          Total liabilities and stockholders' equity........  $ 1,092,122
                                                              ===========

    The accompanying notes are an integral part of the financial statements.

                              HELIX BIOMEDIX, INC.

                            STATEMENTS OF OPERATIONS
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                                           FOR THE YEAR ENDED
                                                        INCEPTION             DECEMBER 31,
                                                     TO DECEMBER 31,    -------------------------
                                                          2000             2000           1999
                                                     ---------------    -----------    ----------
Revenue............................................    $    19,500      $        --    $       --
Operating Expenses
  Research and development.........................      1,946,549          261,074       205,156
  Amortization.....................................        192,262           38,074        24,944
  Accounting, legal and professional...............        856,610          489,886       244,804
  Advertising......................................         13,566               --            78
  Consulting fees..................................      1,320,833          618,485        42,100
  Office expense...................................        196,559            6,052        18,591
  Other general and administrative costs...........        509,217          410,077        86,041
                                                       -----------      -----------    ----------
          Total Operating Expenses.................      5,035,596        1,823,648       621,714
                                                       -----------      -----------    ----------
          Net loss from operations.................     (5,016,096)      (1,823,648)     (621,714)
Other (Income) Expense
  Gain on settlement of lawsuit....................        (48,574)              --            --
  Interest expense.................................        557,305           49,884        44,492
  Interest income..................................        (72,584)         (50,322)      (16,920)
                                                       -----------      -----------    ----------
                                                           436,147             (438)       27,572
                                                       -----------      -----------    ----------
       Net loss....................................    $(5,452,243)     $(1,823,210)   $ (649,286)
                                                       ===========      ===========    ==========
       Basic net loss per share....................    $     (3.81)     $     (0.38)   $    (0.27)
                                                       ===========      ===========    ==========
       Weighted average shares outstanding.........      1,432,141        4,856,790     2,372,647
                                                       ===========      ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                              HELIX BIOMEDIX, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                    COMMON STOCK
                                               -----------------------   ADDITIONAL     DEFERRED
                                                NUMBER                    PAID-IN     COMPENSATION   ACCUMULATED   STOCKHOLDERS'
                                               OF SHARES     AMOUNT       CAPITAL        COSTS         DEFICIT        EQUITY
                                               ---------   -----------   ----------   ------------   -----------   -------------
Initial capitalization, November 7, 1988.....  1,000,000   $    66,486   $       --    $      --     $        --    $    66,486
Restated for recapitalization of the private
  company....................................   (370,000)           --           --           --              --             --
Net loss for the period ended December 31,
  1988.......................................         --            --           --           --        (217,271)      (217,271)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1988...................    630,000        66,486           --           --        (217,271)      (150,785)
Reverse acquisition of Helix BioMedix, Inc.
  by Cartel Acquisitions, Inc., March 20,
  1989.......................................    151,262       855,292           --           --              --        855,292
Net loss for the year ended December 31,
  1989.......................................         --            --           --           --        (705,641)      (705,641)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1989...................    781,262       921,778           --           --        (922,912)        (1,134)
Net loss for the year ended December 31,
  1990.......................................         --            --           --           --        (267,541)      (267,541)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1990...................    781,262       921,778           --           --      (1,190,453)      (268,675)
Net loss for the year ended December 31,
  1991.......................................         --            --           --           --        (206,878)      (206,878)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1991...................    781,262       921,778           --           --      (1,397,331)      (475,553)
Issuance of stock for services rendered,
  December 1992, $2.50 per share.............      5,600        14,000           --           --              --         14,000
Net loss for the year ended December 31,
  1992.......................................         --            --           --           --        (191,053)      (191,053)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1992...................    786,862       935,778           --           --      (1,588,384)      (652,606)
Issuance of stock for services rendered, May
  1993 $5.00 per share.......................      8,000        40,000           --           --              --         40,000
Issuance of stock in partial settlement of
  accounts payable, May 1993, $5.00 per
  share......................................      4,000        20,000           --           --              --         20,000
Issuance of stock for debt conversion,
  September 1993, $2.50 per share............    184,000       460,000           --           --              --        460,000
Issuance of stock for current and prior
  services rendered, December 1993, $2.50 per
  share......................................      9,490        23,724           --           --              --         23,724
Fractional shares issued in connection with 1
  for 500 reverse stock split................         29            --           --           --              --             --
Net loss for the year ended December 31,
  1993.......................................         --            --           --           --        (222,049)      (222,049)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1993...................    992,381     1,479,502           --           --      (1,810,433)      (330,931)
Issuance of stock for cash, March and
  December 1994, $2.50 per share.............     16,000        40,000           --           --              --         40,000
Net loss for the year ended December 31,
  1994.......................................         --            --           --           --        (172,503)      (172,503)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1994...................  1,008,381     1,519,502           --           --      (1,982,936)      (463,434)
Issuance of stock for debt conversion, April
  1995, $2.50 per share......................     41,732       104,331           --           --              --        104,331
Issuance of stock for debt conversion, April
  1995, $2.41 per share......................     80,000       192,943           --           --              --        192,943
Issuance of stock for cash, April 19, 1995,
  $2.50 per share............................      4,800        12,000           --           --              --         12,000
Issuance of stock for debt conversion,
  September 1995, $2.50 per share............     14,731        36,828           --           --              --         36,828
Issuance of stock consideration in
  cooperative endeavor agreement, November
  10, 1995...................................     10,000        25,000           --           --              --         25,000
Issuance of stock options....................         --            --      137,400           --              --        137,400
Net loss for the year ended December 31,
  1995.......................................         --            --           --           --        (323,508)      (323,508)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1995...................  1,159,644     1,890,604      137,400           --      (2,306,444)      (278,440)
Issuance of stock for conversion of debt and
  accounts payable for consulting fees,
  December 1996, $1.00 per share.............    110,976       110,976           --           --              --        110,976
Net loss for the year ended December 31,
  1996.......................................         --            --           --           --        (281,552)      (281,552)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1996...................  1,270,620     2,001,580      137,400           --      (2,587,996)      (449,016)
Issuance of stock for conversion of debt and
  accounts payable for consulting fees,
  December 1997, $2.50 and $1.00 per share...    326,785       780,025           --           --              --        780,025
Net loss for the year ended December 31,
  1997.......................................         --            --           --           --        (228,513)      (228,513)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1997...................  1,597,405     2,781,605      137,400           --      (2,816,509)       102,496

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                    COMMON STOCK
                                               -----------------------   ADDITIONAL     DEFERRED
                                                NUMBER                    PAID-IN     COMPENSATION   ACCUMULATED   STOCKHOLDERS'
                                               OF SHARES     AMOUNT       CAPITAL        COSTS         DEFICIT        EQUITY
                                               ---------   -----------   ----------   ------------   -----------   -------------
Issuance of stock for services rendered,
  March 31, 1998, $1.00 per share............      4,900   $     4,900   $       --    $      --     $        --    $     4,900
Issuance of stock for cash March 31, 1998,
  $1.00 per share............................     10,000        10,000           --           --              --         10,000
Issuance of stock for conversion of accounts
  payable for consulting fees June 30, 1998,
  $1.00 per share............................      1,395         1,395           --           --              --          1,395
Issuance of stock for conversion of accounts
  payable for consulting fees September 30,
  1998, $1.00 per share......................      2,500         2,500           --           --              --          2,500
Issuance of stock for services rendered,
  December 31, 1998, $1.00 per share.........      3,100         3,100           --           --              --          3,100
Net loss for the year ended December 31,
  1998.......................................         --            --           --           --        (163,238)      (163,238)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1998...................  1,619,300     2,803,500      137,400           --      (2,979,747)       (38,847)
Issuance of stock for conversion of accounts
  payable for consulting fees March 1999,
  $1.00 per share............................      3,100         3,100           --           --              --          3,100
Issuance of stock for cash in private
  placement, July - September 1999, $0.70 per
  share net of offering costs of $107,195....  2,890,643     1,916,255           --           --              --      1,916,255
Issuance of stock for compensation with
  respect to consulting agreement, September
  1999, $0.70 per share......................     40,000        28,000           --           --              --         28,000
Escrow, but not issuance of stock for
  consulting agreement, September 1999, $0.70
  per share..................................         --        42,000           --      (42,000)             --             --
Issuance of stock for compensation of past
  services provided to Company, September
  1999, $1.25 per share......................     73,215        91,519           --           --              --         91,519
Issuance of stock for conversion of accounts
  payable for consulting fees, September
  1999, $1.25 per share......................      2,000         2,500           --           --              --          2,500
Compensation and deferred compensation
  recorded for options granted, December
  1999.......................................         --            --       50,875      (44,000)             --          6,875
Deferred compensation recorded for stock
  awards, December 1999......................         --        87,225           --      (87,225)             --             --
Amortization of deferred compensation
  costs......................................         --            --           --       21,000              --         21,000
Net loss for the year ended December 31,
  1999.......................................         --            --           --           --        (649,286)      (649,286)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1999...................  4,628,258     4,974,099      188,275     (152,225)     (3,629,033)     1,381,116
Retirement of shares issued in December
  1999.......................................       (250)         (313)          --           --              --           (313)
Stock and options issued for
  services -- January 2000...................      1,250         3,125        4,500           --              --          7,625
Shares issued and options vested in
  connection with employment agreements,
  March 2000.................................    267,445       700,000           --    $  41,306              --        741,306
Director shares and options issued March
  2000.......................................      7,747        18,399       12,976           --              --         31,375
Director shares and options issued June
  2000.......................................      8,750        16,953       10,828           --              --         27,781
Revaluation of deferred compensation and
  options vested in connection with
  employment agreements, June 2000...........         --       (27,919)      33,784       16,396              --         22,261
Director shares and options issued September
  2000.......................................      8,750        24,063       16,297           --              --         40,360
Options vested in connection with employment
  agreements, shares issued for services, and
  revaluation of options due to extension of
  exercise date, September 2000..............     41,000         2,313       85,000       51,012              --        138,325
Director shares and options issued December
  2000.......................................      8,659        13,259        7,197           --              --         20,456
Options vested in connection with employment
  agreements, and shares issued for services,
  December 2000..............................      4,987         8,104           --       43,511              --         51,615

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                    COMMON STOCK
                                               -----------------------   ADDITIONAL     DEFERRED
                                                NUMBER                    PAID-IN     COMPENSATION   ACCUMULATED   STOCKHOLDERS'
                                               OF SHARES     AMOUNT       CAPITAL        COSTS         DEFICIT        EQUITY
                                               ---------   -----------   ----------   ------------   -----------   -------------
Compensation adjustment to variable plan
  options December 2000......................         --   $        --   $  (83,828)   $      --     $        --    $   (83,828)
Exercise of options @ $1.00/share............     45,000       112,500      (67,500)          --              --         45,000
Exercise of options @ $0.50/share............        600         1,500       (1,200)          --              --            300
Adjustment to par value stock for Delaware
  re-incorporation...........................         --    (5,841,061)   5,841,061           --              --             --
Net loss for the year ended December 31,
  2000.......................................         --            --           --           --      (1,823,210)    (1,823,210)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2000...................  5,022,196   $     5,022   $6,047,390    $      --     $(5,452,243)   $   600,169
                                               =========   ===========   ==========    =========     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                              HELIX BIOMEDIX, INC.

                            STATEMENTS OF CASH FLOWS
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                              INCEPTION TO          DECEMBER 31,
                                                              DECEMBER 31,    -------------------------
                                                                  2000           2000           1999
                                                              ------------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(5,452,243)    $(1,823,210)   $ (649,286)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Stock and options for services..........................    1,539,470         970,963       111,869
    Accrued interest receivable.............................           --              --         5,342
    Amortization............................................      192,442          38,073        24,944
    Depreciation expense....................................          556             374           182
    Research and development................................       53,000          29,000            --
    Increase (decrease) in prepaid expenses.................       (6,851)          8,274       (15,125)
    Decrease (increase) in refund receivable................           --             342          (342)
    Decrease in receivable..................................           --              --        25,000
    Increase (decrease) in accounts payable.................           --         (54,170)       44,594
    Increase (decrease) in accounts payable -- related
      party.................................................      346,102             323       (35,741)
    Increase (decrease) in payroll taxes payable............          325          (2,849)        3,174
    Increase (decrease) in accrued interest payable.........           --         (19,370)        2,465
                                                              -----------     -----------    ----------
        Net cash flows from operating activities............   (3,327,199)       (852,250)     (482,924)
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Helix Delaware..............................          (10)            (10)           --
  Purchase of property and equipment........................       (1,984)             --        (1,984)
  Patents...................................................     (380,501)        (77,277)      (66,494)
                                                              -----------     -----------    ----------
        Net cash flows from investing activities............     (382,495)        (77,287)      (68,478)
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received in reverse acquisition......................      634,497              --            --
  Notes payable.............................................        7,394         (36,000)      (31,061)
  Related party notes payable (net).........................      705,887              --        80,140
  Issuance of stock for cash................................    2,019,680             300     1,957,380
  Issuance of debt subsequently converted to stock..........      832,819              --            --
                                                              -----------     -----------    ----------
        Net cash flows from financing activities............    4,200,277         (35,700)    2,006,459
                                                              -----------     -----------    ----------
        Net increase (decrease) in cash.....................      490,583        (965,237)    1,455,057
        Cash, beginning of period...........................           --       1,455,820           763
                                                              -----------     -----------    ----------
        Cash, end of period.................................  $   490,583     $   490,583    $1,455,820
                                                              ===========     ===========    ==========

                  SCHEDULE OF NON-CASH INVESTING AND FINANCING
                     ACTIVITIES AND OTHER CASH INFORMATION

                                                              INCEPTION TO       DECEMBER 31,
                                                              DECEMBER 31,    ------------------
                                                                  2000         2000       1999
                                                              ------------    -------    -------
Stock issued to acquire patents.............................   $   66,486     $    --    $    --
Debt issued to acquire technology...........................      200,000          --         --
Bridge loans outstanding at acquisition.....................      200,000          --         --
Patent costs included in accounts payable...................       99,859          --         --
Accounts payable converted to notes.........................      704,559          --      4,500
Accrued interest rolled into notes..........................      403,463          --     27,796
Notes converted to equity...................................    1,639,548          --         --
Cash paid for interest......................................       69,536      49,884     14,231
Cash paid for taxes.........................................           --          --         --

    The accompanying notes are an integral part of the financial statements.

                              HELIX BIOMEDIX, INC.

                         NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF ENTITY

     Helix BioMedix, Inc. was originally formed under the laws of the state of Colorado on February 2, 1988 under the name Cartel Acquisitions, Inc. to create a corporate vehicle to seek and acquire a business opportunity. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation, ("BioMedix of Louisiana") in exchange for 630,000 shares of the Company's common stock. The Company acquired its shares from Helix International Corporation ("Helix"). BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate entity from Helix International, Inc., to develop therapeutic biopharmaceuticals for animal and human health care. On November 1, 2000, the Company incorporated a wholly owned subsidiary, Helix BioMedix, Inc. in the state of Delaware ("Helix-Delaware"), for the purpose of merging the Company into Helix-Delaware, with Helix-Delaware as the surviving corporation. This merger is reflected in the accompanying financial statements with an effective date of December 29, 2000.

     Unless otherwise noted, all references herein to ("the Company") refer to Helix BioMedix, Inc., the Delaware corporation, and its wholly owned subsidiary, Helix BioMedix, Inc. of Louisiana.

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

     Concurrently with the aforementioned events, the Company entered into an agreement with Helix International which provided that the scientific employees of Helix continue to conduct the lytic peptide research on a contract basis for the account of the Company. Under the terms of the Agreement, Helix International provided research associates, laboratory and office facilities and all administrative services to the Company on a cost plus 15% basis until an aggregate of $500,000 in expenditures had been reached. This arrangement continued through February 1990.

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

     In July 1992, de-facto control of the Company was returned to Helix International, and the Company, with the assistance of both URM and Helix International, began a series of negotiations with LSU which culminated in the February 1993 Agreement of Settlement, Compromise, and Release. This settlement

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

agreement essentially released LSU, the Company, Helix International, URM, and Helix Phytonetix, a related company, from defaults under their original respective agreements. The settlement renewed the Company's exclusive license in five lytic peptide patents currently under development. Excluding research and development costs expensed to operations as incurred, the Company's investment in these patents was $494,500, net of amortization, at December 31, 2000. As part of the settlement, the Company executed a sublicense agreement with URM for the development and marketing of a portion of the patented technology.

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

     In 1996, the Company agreed to an out of court settlement resulting from a suit filed by the Company and three other parties, Helix International, Inc., University Research and Marketing, Inc., and Helix Phytonetix, against former patent attorneys for the failure to renew patents held by the plaintiffs. The settlement resulted in a gain for the Company of $48,574.

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

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

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

     In September 1999, the Company entered into an employment contract with Keith P. Lanneau commencing October 1, 1999, and extending for a term of one year thereafter, provided that such term shall automatically renew for two additional one-year periods at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. During 2000, this contract was amended to extend the original term of the contract to December 31, 2000.

     In September 1999, the Company entered into a consulting agreement with Henry Niman, Ph.D. commencing October 1, 1999, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional one-year period at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. During 2000, this contract was amended to extend the original term of the contract to December 31, 2000.

     In September 1999, the Company entered into a consulting agreement with Katz-Miller Ventures, LLC ("KATZ-MILLER"), Ralph Katz ("KATZ") and Jeffery A. Miller ("MILLER") commencing October 1, 1999, and extending for a period of two years. This contract provides for the issuance of 40,000 shares of the Company's common stock upon execution of the agreement, and an additional 40,000 on the first anniversary of the agreement. This agreement also provides for additional bonus shares of up to 540,000 to be issued provided the strategic and financial planning provided by the collective consultant group causes a triggering event, as defined in the agreement. During the year ended December 31, 2000, KATZ-MILLER was awarded 200,000 bonus shares due to triggering events.

     In December 1999, the Company agreed to enter into an employment contract with its President and CEO, R. Stephen Beatty commencing January 1, 2000, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional one-year period at the end of such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. Under this contract, Mr. Beatty was awarded stock options to purchase 80,000 shares of the Company's common stock at an exercise price of $0.70 per share.

     In December 1999, the Company agreed to enter into an employment contract with its Vice-president of Investor Relations, Elizabeth Scheer, commencing January 1, 2000, and extending for a term of one year thereafter, provided that such term shall automatically renew for one additional one-year period at the end of

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

such initial term and each subsequent renewal, unless 90 days prior to the date of such renewal either party shall give written notice to the other party of cancellation. Under this contract, Ms. Scheer was issued 36,760 shares of the Company's common stock and awarded stock options to purchase 27,300 shares of the Company's common stock at an exercise price of $0.70 per share.

     The Company believes it is now prepared to implement a Business Plan providing for both near-term and long-term product introductions. This plan contemplates revenues from licensing and strategic alliances for long-term development of prescription pharmaceutical products, as well as introduction within the near term of products subject to less regulatory restraints. Management expects that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

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

  Depreciation

     Cost of equipment used in operations has been capitalized and is depreciated using the straight-line method over useful lives of 5 to 7 years.

  Concentrations of Credit Risk

     From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2000 was approximately $353,000.

  Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Loss per Share

     Loss per share has been computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented as the effect of potentially dilutive securities is estimated to be antidilutive.

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

  Income Taxes

     For all periods presented, the Company has computed its income tax benefit under SFAS 109 -- Accounting for Income Taxes. Primary temporary differences relate to net operating loss carryforwards and R & D credit carryforwards, which are subject to a full valuation allowance.

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

2. NOTES PAYABLE

     The Company is obligated under the following notes at December 31, 2000:

8% note payable to shareholder, interest due quarterly,
  principal due January
  2001......................................................  $163,154
8% note payable to shareholder, interest due quarterly,
  principal due September 2001..............................   163,154
8% note payable to shareholder, interest due quarterly,
  principal due September 2002..............................   163,154
                                                              --------
          Total notes outstanding...........................   489,462
          Less amount classified as current.................   326,308
                                                              --------
                                                              $163,154
                                                              ========

     Each of the shareholder notes for $163,154 will be secured by a first security interest in technology and intellectual property rights or other assets of the Company in the event of default. Interest is payable quarterly in cash.

     Debt maturities over the next five years are as follows: due in 2001, $326,308; due in 2002, $163,154 and, due thereafter $0.

3. STOCKHOLDERS' EQUITY

     On December 29, 2000, the Company was re-incorporated in the State of Delaware. The Articles of Incorporation increase the number of authorized shares of stock to 27,000,000, $0.001 par value. Of these, 25,000,000 shares are to be designated as Common Stock and 2,000,000 are to be designated as Preferred Stock.

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

  Preferred Stock

     The Board of Directors may authorize the issuance of Preferred Stock from time to time in one or more series and shall have such voting, redemption, liquidation and dividend rights as the board may deem advisable. As of December 31, 2000, no preferred series shares had been designated by the Board.

  Stock Split

     On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

  Options

     A summary of option activity for the years ended December 31, 2000 and 1999 is as follows:

                                                    WEIGHTED                               WEIGHTED
                                                     SHARES     AVERAGE                    AVERAGE
                                                     UNDER      EXERCISE      OPTIONS      EXERCISE
                                                     OPTION      PRICE      EXERCISABLE     PRICE
                                                    --------    --------    -----------    --------
Options outstanding December 31, 1998.............   194,800     $1.00        194,800       $1.00
Options granted...................................    92,500      0.70         12,500        0.70
Options cancelled.................................  (119,200)     1.00       (119,200)       1.00
                                                    --------                 --------
Options outstanding December 31, 1999.............   168,100     $0.83         88,100       $0.95
Options granted...................................    86,693      1.04         86,693        1.04
Options cancelled.................................   (30,000)     1.00        (30,000)       1.00
Options exercised.................................   (45,600)     1.00        (45,600)       1.00
                                                    --------                 --------
Options outstanding of December 31, 2000..........   176,193     $1.04        176,193       $1.04
                                                    ========                 ========

     Some of the options granted expire on various dates in 2002 and the rest on January 15, 2003 and have the following vesting characteristics:

                                                                VESTED AT DECEMBER 31,
              NUMBER OF OPTIONS                VESTING PERIOD            2000
              -----------------                --------------   ----------------------
176,193......................................  Immediately             176,193
                                                                       -------
176,193......................................                          176,193
                                                                       =======

  Pro Forma Disclosure

     The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its options. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123). Using the Black-Scholes option-pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net loss would have been increased to the pro forma amounts as follows for the years ending December 31:

                                      2000                        1999
                           --------------------------    ----------------------
                               AS             PRO           AS           PRO
                            REPORTED         FORMA       REPORTED       FORMA
                           -----------    -----------    ---------    ---------
Net Loss.................  $(1,907,038)   $(1,989,776)   $(649,286)   $(650,286)
                           ===========    ===========    =========    =========

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

     The average fair value of options granted during fiscal 2000 was $1.52. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 7.0% for fiscal 2000; expected life of 12 months; dividend yield percentage of 0%; and, volatility of approximately 525% for the year ended December 31, 2000.

     On December 15, 2000, the shareholders of the Company approved the Helix BioMedix 2000 Stock Option Plan ("the 2000 Plan"). A total of 5,400,000 of the Company's authorized and unissued common shares are reserved for issuance under the 2000 Plan. The 2000 Plan is to be administered by non-employee directors, who shall be authorized to grant stock options to the Company's employees, consultants and/or directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code, or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with an option to repurchase, upon termination of an optionee's employment, up to ten thousand shares acquired by the optionee through the exercise of options granted thereunder at its then-current fair market value. As of December 31, 2000, no shares had been issued under the 2000 Plan.

  Stock Offering

     During 1999, the Company issued 2,890,643 shares of common stock in a private placement for $1,916,255, net of offering costs of $107,195. The shares were sold in units, each unit consisting of 150,000 common shares and 150,000 warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.25 per share. For a period of three years, the warrants are callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $0.75 for the first year, $1.75 for the second year, and $2.75 for the third year.

  Deferred Compensation Costs

     During the year ended December 31, 1999, the Board of Directors approved and ratified certain consulting agreements and employment contracts. These agreements called for the issuance of stock and the granting of options, at various intervals during the year 2000. The Company recorded deferred compensation costs of $173,225 which were charged to operations $21,000 in 1999 and $152,225 in 2000.

  Stockholders' Equity and Comprehensive Income

     The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 -- Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

4. INCOME TAXES

     The Company has federal net operating loss carryforwards totaling approximately $4.8 million which expire between 2003 and 2020. The Company also has approximately $140,000 in Federal Credits for Increasing Research Activities available to offset future taxable income and related tax. The following are the components of the Company's deferred tax assets and liabilities:

                                                       2000           1999
                                                    -----------    -----------
Non-benefited net operating loss carryforwards....  $ 4,760,000    $ 3,600,000
Research and development credits..................      140,000        120,000
Valuation allowance...............................   (4,900,000)    (3,720,000)
                                                    -----------    -----------
Total deferred tax assets.........................  $        --    $        --
                                                    ===========    ===========
Deferred tax liabilities..........................  $        --    $        --
                                                    ===========    ===========

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

     From inception to December 14, 1999, the Company maintained its corporate offices in the offices of its former president, incurring $179,287 in rental and general office expense reimbursements during that period.

     Effective December 14, 1999, the Company began leasing office space from the current president of the Company for monthly payments of $7,500 and additional amounts to be billed for telephone expenses. For the year ended December 31, 2000 and 1999, the Company paid $90,088 and $5,333, respectively, under this agreement.

     The note receivable from Therapeutic Peptides, Inc. ("TPI"), a shareholder of the Company, was due June 30, 1996. This receivable along with the accrued interest receivable was forgiven as a condition of the Research Alliance Agreement described more fully in Note 1.

     The Company currently owes $489,462 to a shareholder, the former president of the Company as more fully described in Note 2. On December 29, 2000, the Company entered into an agreement by which the Company, at its option, may acquire up to 250,000 of its common shares from the shareholder at $2.00 per share through February 28, 2001 ("first option"), up to 75,000 shares at $2.75 per share through June 30, 2001 ("second option"), and up to 75,000 shares at $3.25 per share through June 30, 2001 ("third option"). Exercise of the first option will extend the due dates of $326,308 in debt maturing in September 2001 and 2002 by one year from the original date.

6. LEGAL PROCEEDINGS

     On November 3, 1995, the Company entered into a Loan Agreement with International Biochemicals Group, Inc. ("IBG") whereby IBG advanced to the Company and made a commitment for further lending. On November 3, 1995, the Company issued to IBG a promissory note for $25,000 due and payable May 3, 1996. The Company has not made payment on the note and advised IBG of its breach of various provisions of the lending agreement. From time to time, the due date of the note was extended, and the Company agreed to pay the note in full promptly following resolution of its disputes with LSU, in consideration of which the

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

Company had offered to withdraw its allegations of IBG's default on the Loan Agreement. The protracted nature of the disputes between LSU and the Company and the termination of the Company's license by LSU prompted IBG to take legal action to collect the above referenced note.

     On September 16, 1997, IBG filed a petition in the Nineteenth Judicial District Court of Louisiana seeking judgment on the note. Corporate Counsel for the Company timely responded to the petition and filed a reconventional demand in support of Registrant's allegation of IBG's breach of the Loan Agreement. On August 19, 1998, the Court granted the judgment to Interbio for payment of principal and interest due on the note along with legal costs. During the year ended December 31, 2000, the Company settled this suit for $45,000 as full payment for the note and accrued interest charges.