Form 10KSB/A
period 2000-12-31
HELIX BIOMEDIX INC
filed 2001-05-18
CIK 831749

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

                                 FORM 10-KSB/A
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                           YES. SEE INDEX ON PAGE 23.

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

     The Company is a development stage company, in a pre-clinical stage of research, and has a limited operating history upon which an investor may evaluate operations and future prospects. The Company has incurred a cumulative operating loss of approximately $5,481,856 from inception (November 7, 1988) through December 31, 2000. The Company expects to make substantial expenditures to further develop and commercialize its product candidates and expects that its rate of spending will accelerate as the result of the increased costs and expenses associated with potential clinical trials, regulatory approvals and commercialization of its Cytoporin technologies. In the long-term, the Company will endeavor to identify lead compounds demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. See Risk Factors -- The Company will need to develop strategic alliances with third parties to develop, test and produce commercially viable products from its Cytoporin technologies. In the near-term, the Company expects revenues to be derived from the non-pharmaceutical license of proprietary compounds for development in applications not requiring FDA approval, such as cosmetics and commercial disinfectants. However, the Company's revenue and profit potential is unproven and its limited operating history makes future operating results difficult to predict. Consequently, an investment in the Company's common stock must be considered in light of the risks and uncertainties that may be encountered by a development stage biotechnology company, including the need for substantial capital to support the development of its products and technologies and its ability to manage growth.

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

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception.

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

     As noted in Footnote 7, the effect of the issuance of certain stock options was inadvertently omitted from the financial statements. In our original opinion, we expressed an unqualified opinion on the 2000 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

                                 /s/ COMISKEY & COMPANY PROFESSIONAL CORPORATION

Denver, Colorado
February 6, 2001
Except for Note 7
Which is dated May 14, 2001

                              HELIX BIOMEDIX, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 2000

                                     ASSETS

Current Assets
  Cash......................................................  $   490,583
  Prepaid expenses..........................................        6,861
                                                              -----------
          Total current assets..............................      497,444
Property and Equipment
  Machinery and equipment...................................        1,591
  Furniture and fixtures....................................          393
                                                              -----------
                                                                    1,984
       Less: accumulated depreciation.......................          556
                                                              -----------
                                                                    1,428
Other Assets
  Antimicrobial technology (net)............................       98,750
  Patents pending and approved (net)........................      494,500
                                                              -----------
                                                                  593,250
                                                              -----------
          Total assets......................................  $ 1,092,122
                                                              ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable -- related party.........................  $     2,166
  Payroll taxes payable.....................................          325
  Notes payable -- related parties..........................      326,308
                                                              -----------
          Total current liabilities.........................      328,799
Long Term Liabilities -- Related Party......................      163,154
Stockholders' Equity
  Preferred stock, $0.001 par value, 2,000,000 shares
     authorized, no shares issued or outstanding............           --
  Common stock, $0.001 par value, 25,000,000 shares
     authorized, 5,022,196 shares issued and outstanding....        5,022
  Additional paid-in capital................................    6,152,003
  Deferred Compensation.....................................      (75,000)
  Deficit accumulated during the development stage..........   (5,481,856)
                                                              -----------
                                                                  600,169
                                                              -----------
          Total liabilities and stockholders' equity........  $ 1,092,122
                                                              ===========

    The accompanying notes are an integral part of the financial statements.

                              HELIX BIOMEDIX, INC.

                            STATEMENTS OF OPERATIONS
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                                           FOR THE YEAR ENDED
                                                        INCEPTION             DECEMBER 31,
                                                     TO DECEMBER 31,    -------------------------
                                                          2000             2000           1999
                                                     ---------------    -----------    ----------
Revenue............................................    $    19,500      $        --    $       --
Operating Expenses
  Research and development.........................      1,946,549          261,074       205,156
  Amortization.....................................        192,262           38,074        24,944
  Accounting, legal and professional...............        886,223          519,499       244,804
  Advertising......................................         13,566               --            78
  Consulting fees..................................      1,320,833          618,485        42,100
  Office expense...................................        196,559            6,052        18,591
  Other general and administrative costs...........        509,217          410,077        86,041
                                                       -----------      -----------    ----------
          Total Operating Expenses.................      5,065,209        1,853,261       621,714
                                                       -----------      -----------    ----------
          Net loss from operations.................      5,045,709        1,853,261      (621,714)
Other (Income) Expense
  Gain on settlement of lawsuit....................        (48,574)              --            --
  Interest expense.................................        557,305           49,884        44,492
  Interest income..................................        (72,584)         (50,322)      (16,920)
                                                       -----------      -----------    ----------
                                                           436,147             (438)       27,572
                                                       -----------      -----------    ----------
       Net loss....................................    $(5,481,856)     $(1,852,823)   $ (649,286)
                                                       ===========      ===========    ==========
       Basic net loss per share....................    $     (3.81)     $     (0.38)   $    (0.27)
                                                       ===========      ===========    ==========
       Weighted average shares outstanding.........      1,432,141        4,856,790     2,372,647
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

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                    COMMON STOCK
                                               -----------------------   ADDITIONAL     DEFERRED
                                                NUMBER                    PAID-IN     COMPENSATION   ACCUMULATED   STOCKHOLDERS'
                                               OF SHARES     AMOUNT       CAPITAL        COSTS         DEFICIT        EQUITY
                                               ---------   -----------   ----------   ------------   -----------   -------------
Issuance of stock for services rendered,
  March 31, 1998, $1.00 per share............      4,900   $     4,900   $       --    $      --     $        --    $     4,900
Issuance of stock for cash March 31, 1998,
  $1.00 per share............................     10,000        10,000           --           --              --         10,000
Issuance of stock for conversion of accounts
  payable for consulting fees June 30, 1998,
  $1.00 per share............................      1,395         1,395           --           --              --          1,395
Issuance of stock for conversion of accounts
  payable for consulting fees September 30,
  1998, $1.00 per share......................      2,500         2,500           --           --              --          2,500
Issuance of stock for services rendered,
  December 31, 1998, $1.00 per share.........      3,100         3,100           --           --              --          3,100
Net loss for the year ended December 31,
  1998.......................................         --            --           --           --        (163,238)      (163,238)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1998...................  1,619,300     2,803,500      137,400           --      (2,979,747)       (38,847)
Issuance of stock for conversion of accounts
  payable for consulting fees March 1999,
  $1.00 per share............................      3,100         3,100           --           --              --          3,100
Issuance of stock for cash in private
  placement, July - September 1999, $0.70 per
  share net of offering costs of $107,195....  2,890,643     1,916,255           --           --              --      1,916,255
Issuance of stock for compensation with
  respect to consulting agreement, September
  1999, $0.70 per share......................     40,000        28,000           --           --              --         28,000
Escrow, but not issuance of stock for
  consulting agreement, September 1999, $0.70
  per share..................................         --        42,000           --      (42,000)             --             --
Issuance of stock for compensation of past
  services provided to Company, September
  1999, $1.25 per share......................     73,215        91,519           --           --              --         91,519
Issuance of stock for conversion of accounts
  payable for consulting fees, September
  1999, $1.25 per share......................      2,000         2,500           --           --              --          2,500
Compensation and deferred compensation
  recorded for options granted, December
  1999.......................................         --            --       50,875      (44,000)             --          6,875
Deferred compensation recorded for stock
  awards, December 1999......................         --        87,225           --      (87,225)             --             --
Amortization of deferred compensation
  costs......................................         --            --           --       21,000              --         21,000
Net loss for the year ended December 31,
  1999.......................................         --            --           --           --        (649,286)      (649,286)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 1999...................  4,628,258     4,974,099      188,275     (152,225)     (3,629,033)     1,381,116
Retirement of shares issued in December
  1999.......................................       (250)         (313)          --           --              --           (313)
Stock and options issued for
  services -- January 2000...................      1,250         3,125        4,500           --              --          7,625
Shares issued and options vested in
  connection with employment agreements,
  March 2000.................................    267,445       700,000           --    $  41,306              --        741,306
Director shares and options issued March
  2000.......................................      7,747        18,399       12,976           --              --         31,375
Director shares and options issued June
  2000.......................................      8,750        16,953       10,828           --              --         27,781
Revaluation of deferred compensation and
  options vested in connection with
  employment agreements, June 2000...........         --       (27,919)      33,784       16,396              --         22,261
Director shares and options issued September
  2000.......................................      8,750        24,063       16,297           --              --         40,360
Options issued in connection with two
  consulting agreements, October 2000........         --            --      100,000      (75,000)             --         25,000
Options vested in connection with employment
  agreements, shares issued for services, and
  revaluation of options due to extension of
  exercise date, September 2000..............     41,000         2,313       85,000       51,012              --        138,325
Director shares and options issued December
  2000.......................................      8,659        13,259        7,197           --              --         20,456

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                    COMMON STOCK
                                               -----------------------   ADDITIONAL     DEFERRED
                                                NUMBER                    PAID-IN     COMPENSATION   ACCUMULATED   STOCKHOLDERS'
                                               OF SHARES     AMOUNT       CAPITAL        COSTS         DEFICIT        EQUITY
                                               ---------   -----------   ----------   ------------   -----------   -------------
Options vested in connection with employment
  agreements, and shares issued for services,
  December 2000..............................      4,987   $     8,104   $    4,613    $  43,511     $    56,228    $    51,615
Compensation adjustment to variable plan
  options December 2000......................         --            --      (83,828)          --              --        (83,828)
Exercise of options @ $1.00/share............     45,000       112,500      (67,500)          --              --         45,000
Exercise of options @ $0.50/share............        600         1,500       (1,200)          --              --            300
Adjustment to par value stock for Delaware
  re-incorporation...........................         --    (5,841,061)   5,841,061           --              --             --
Net loss for the year ended December 31,
  2000.......................................         --            --           --           --      (1,852,823)    (1,852,823)
                                               ---------   -----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2000...................  5,022,196   $     5,022   $6,152,003    $ (75,000)    $(5,481,856)   $   600,169
                                               =========   ===========   ==========    =========     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                              HELIX BIOMEDIX, INC.

                            STATEMENTS OF CASH FLOWS
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

                                                              INCEPTION TO          DECEMBER 31,
                                                              DECEMBER 31,    -------------------------
                                                                  2000           2000           1999
                                                              ------------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(5,481,856)    $(1,852,823)   $ (649,286)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Stock and options for services..........................    1,569,083       1,000,576       111,869
    Accrued interest receivable.............................           --              --         5,342
    Amortization............................................      192,442          38,073        24,944
    Depreciation expense....................................          556             374           182
    Research and development................................       53,000          29,000            --
    Increase (decrease) in prepaid expenses.................       (6,851)          8,274       (15,125)
    Decrease (increase) in refund receivable................           --             342          (342)
    Decrease in receivable..................................           --              --        25,000
    Increase (decrease) in accounts payable.................           --         (54,170)       44,594
    Increase (decrease) in accounts payable -- related
      party.................................................      346,102             323       (35,741)
    Increase (decrease) in payroll taxes payable............          325          (2,849)        3,174
    Increase (decrease) in accrued interest payable.........           --         (19,370)        2,465
                                                              -----------     -----------    ----------
        Net cash flows from operating activities............   (3,327,199)       (852,250)     (482,924)
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Helix Delaware..............................          (10)            (10)           --
  Purchase of property and equipment........................       (1,984)             --        (1,984)
  Patents...................................................     (380,501)        (77,277)      (66,494)
                                                              -----------     -----------    ----------
        Net cash flows from investing activities............     (382,495)        (77,287)      (68,478)
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received in reverse acquisition......................      634,497              --            --
  Notes payable.............................................        7,394         (36,000)      (31,061)
  Related party notes payable (net).........................      705,887              --        80,140
  Issuance of stock for cash................................    2,019,680             300     1,957,380
  Issuance of debt subsequently converted to stock..........      832,819              --            --
                                                              -----------     -----------    ----------
        Net cash flows from financing activities............    4,200,277         (35,700)    2,006,459
                                                              -----------     -----------    ----------
        Net increase (decrease) in cash.....................      490,583        (965,237)    1,455,057
        Cash, beginning of period...........................           --       1,455,820           763
                                                              -----------     -----------    ----------
        Cash, end of period.................................  $   490,583     $   490,583    $1,455,820
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

     In October 2000, the Company entered into a consulting agreement with Dunsford Hill Capital Partners, Inc. ("Dunsford"), commencing October 27, 2000, and extending for a period of one year. This contract provides for the issuance of options to purchase 80,000 shares of the Company's common stock at an exercise price of $1.50 per share. Of these options, 6,666 vest upon execution of the agreement, an additional 6,666 options vest on the 27th of the each of the next ten months and 6,674 vest on the 27th day of the twelfth month. This agreement also provides for up to 50,000 of additional bonus shares to be issued, provided the strategic and financial planning provided by the consultant company causes a triggering event, as defined in the agreement.

     In October 2000, the Company entered into a consulting agreement with The Paisley Group, LLC. ("Paisley"), commencing on October 27, 2000, and extending for a period of one year. This contract provides for the issuance of options to purchase 80,000 shares of the Company's common stock at an exercise price of $1.50 per share. Of these options, 6,666 vest upon execution of the agreement, an additional 6,666 options vest on the 27th of the each of the next ten months and 6,674 vest on the 27th day of the twelfth month. This agreement also provides for up to 50,000 of additional bonus shares to be issued, provided the strategic and financial planning provided by the consultant company causes a triggering event, as defined in the agreement.

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

                              HELIX BIOMEDIX, INC.

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 1988) TO DECEMBER 31, 2000

  Options

     A summary of option activity for the years ended December 31, 2000 and 1999 is as follows:

                                                    WEIGHTED                               WEIGHTED
                                                     SHARES     AVERAGE                    AVERAGE
                                                     UNDER      EXERCISE      OPTIONS      EXERCISE
                                                     OPTION      PRICE      EXERCISABLE     PRICE
                                                    --------    --------    -----------    --------
Options outstanding December 31, 1998.............   194,800     $1.00        194,800       $1.00
Options granted...................................    92,500      0.70         12,500        0.70
Options cancelled.................................  (119,200)     1.00       (119,200)       1.00
                                                    --------                 --------
Options outstanding December 31, 1999.............   168,100     $0.83         88,100       $0.95
Options granted...................................   243,693      1.34        123,689        1.18
1999 Options vesting..............................        --      0.70         80,000        0.70
Options cancelled.................................   (30,000)     1.00        (30,000)       1.00
Options exercised.................................   (45,600)     1.00        (45,600)       1.00
                                                    --------                 --------
Options outstanding of December 31, 2000..........   336,193     $1.16        216,189       $0.97
                                                    ========                 ========

     Some of the options granted expire on various dates in 2002, some on January 15, 2003 and the rest on December 31, 2009, and have the following vesting characteristics:

                                                              VESTED AT DECEMBER 31,
            NUMBER OF OPTIONS              VESTING PERIOD              2000
            -----------------             -----------------   ----------------------
  120,004...............................  By September 2001               --
  216,189...............................     Immediately             216,189
  =======                                                            =======
  336,193...............................                             216,189
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

                                    2000                         1999
                         --------------------------    ------------------------
                             AS             PRO            AS            PRO
                          REPORTED         FORMA        REPORTED        FORMA
                         -----------    -----------    -----------    ---------
Net Loss...............  $(1,852,823)   $(1,989,776)   $(2,175,545)   $(650,286)
                         ===========    ===========    ===========    =========

     The average fair value of options granted during fiscal 2000 was $2.10. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 7.0% for fiscal 2000; expected life of 12 months; dividend yield percentage of 0%; and, volatility of approximately 525% for the year ended December 31, 2000.

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

  Deferred Compensation Costs

     During the year ended December 31, 1999, the Board of Directors approved and ratified certain consulting agreements and employment contracts. These agreements called for the issuance of stock and the granting of options, at various intervals during the year 2000. The Company recorded deferred compensation costs of $173,225 which were charged to operations $21,000 in 1999 and $152,225 in 2000. Other agreements signed during 2000 resulted in an amount of $75,000 recorded as deferred income as of December 31, 2000 to be charged to operations during the first three quarters of 2001.

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

7. CORRECTION OF AN ERROR

     The financial statements have been restated to reflect the issuance of options to purchase 160,000 shares of common stock. These options were inadvertently omitted from the original financial statements. The effect of the restatement was to increase net loss by $29,613, or $0.01 per share, for the year ended December 31, 2000. In addition, certain disclosures in Footnote 3 concerning option activity have been appropriately modified.