Form 10QSB
period 2001-03-31
HELIX BIOMEDIX INC
filed 2001-05-18
CIK 831749

                                               [HELIX BIOMEDIX, INC. LETTERHEAD]






                                  HELIX BIOMEDIX, INC.

                                         10QSB
                                  SEC QUARTERLY REPORT
                          FOR THE PERIOD ENDING MARCH 31, 2001

                                TABLE OF CONTENTS



--------------------------------------------------------------------------------

                                 10QSB OTHER DOC
PART I......................................................................   2
ITEM 1......................................................................   2
ITEM 2......................................................................   2
PART II.....................................................................   5
ITEM 1......................................................................   5
ITEM 2......................................................................   5
ITEM 3......................................................................   5
ITEM 4......................................................................   5
ITEM 5......................................................................   5
ITEM 6......................................................................   5
Balance Sheet............................................................... F-1
Income Statement............................................................ F-2
Cash Flow Statement......................................................... F-3
Notes to Financial Statements............................................... F-4

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ____________ to ______________

                                   ***********

                         COMMISSION FILE NO. 33-20897-D

                              HELIX BIOMEDIX, INC.

          Delaware                                           91-2099117

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

                                 YES [X] NO [ ]

        The number of shares outstanding of Registrant's common stock, par value $0.001 per share, at March 31, 2001 was 5,022,196 shares.

DOCUMENTS INCORPORATED BY REFERENCE: YES. SEE INDEX ON PAGE 5.

EXHIBITS: Indexed at Page 5.

PAGES: This Form 10-QSB consists of 6 pages, plus pages F-1 through F-4.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

        Please see Pages F-1 through F-4.

        The following financial statements are filed as part of this Report:

                                                                  Page
                                                                  ----

     Balance Sheet as at March 31, 2001..........................  F-1

     Statements of Operations....................................  F-2

     Statements of Cash Flows....................................  F-3

     Notes to Financial Statements...............................  F-4

        These financial statements should be read in conjunction with the audited financial statements at December 31, 2000. Those statements are incorporated herein by reference as part of Exhibit No. 99-a.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This item incorporates by reference Items 1 and 2 of Part I and Item 6 of Part II of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as amended on May 18, 2001 (Exhibit No. 99-a).

(A) PLAN OF OPERATION

        The Company's general plan of operation is outlined in detail in Item 1 and Item 6 of Exhibit 99-a. The Company has maintained operations from 1990 until October 1999 primarily with limited capital provided by loans from key investors. A major financial and managerial corporate restructuring initiative was undertaken in 1999. During late 1999 and throughout 2000, the Company began implementation of a new, short-term Strategic Plan of operation.

        As set forth in Exhibit 99-a, during the year 2000 the Company made progress toward achieving major goals of the new operating plan. These efforts have continued throughout the first quarter of 2001. This operating plan contemplates revenues from licensing and strategic alliances for long-term development of prescription pharmaceutical products as well as introduction within the near-term of products subject to fewer regulatory restraints.

COMPETITION AND THE COMPANY'S PROPRIETARY POSITION

        The Company believes it is establishing a strong patent position with respect to proprietary compositions of matter and use of proprietary and or other lytic peptides. There is increasing interest in the biopharmaceutical industry in the potential for such antimicrobial peptides as therapeutic drug agents. To the best of the Company's knowledge there are five or six other U.S. or Canadian biotechnology companies actively working in the field. Although they have had greater financial resources available to them, the Company believes the early priority dates on its patents and patent applications are a competitive asset, as is the proprietary technical and product know-how which it has gained over a period of 14 years. The Company further believes that the activity of a few competitors, who have all entered the antimicrobial peptide technology field after the Company, is helping to accelerate the advance of this basic technology to the commercial stage.

        The Company's basic business plan embraces a concept of (i) long-term strategic partnering for the development of pharmaceutical products and (ii) introduction of near term proprietary non-drug products (e.g. topical antiseptics and industrial disinfectants and biocides) to niche markets where regulatory constraints are less of an obstacle. Company management believes its business plans take full cognizance of the emerging presence of several well financed competitors in the general field of endeavor.

        In 1999 the Company (i) attained many objectives of its short-term Strategic Plan for financial and managerial restructuring, (ii) successfully completed a major recapitalization through a private offering of its securities,
(iii) executed a number of important agreements with related parties on September 30, 1999 pursuant to the terms of its private offering, and (iv) increased the tempo of Company operations with the availability of adequate operating capital and a strengthened management organization. Accordingly, during 2000, operating losses sharply increased to an average of approximately $296,000 per quarter from an average quarterly level of $162,000 in 1999. During the period ending March 31, 2001, this operating loss continued due to (i) substantial cost increases in legal, accounting, and other professional services associated with the restructuring initiatives including the reincorporation of the Company in Delaware, (ii) continued preparation and prosecution of new patent applications for the "third generation" Cytoporins (iii) higher administrative expenses associated with the anticipated addition of key personnel to the staff and Scientific Advisory Board (SAB) and (iv) ongoing efforts to present technical information to prospective strategic alliance partners in the pharmaceutical community. During the first quarter 2001, the Company made technical presentations to a number of prominent scientists in the antimicrobial peptide field in anticipation of the SAB. The SAB is anticipated to assist the Company and ultimately its Chief Scientific Officer in the application and commercialization of selected Cytoporin lead compounds to specific disease states or targeted commercial non-pharmaceutical development.

        With the expanded operations of the Company in year 2000 and continued efforts into 2001, the quarterly net losses for the period ending March 31, 2001 increased to a level of $338,304. As noted in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000(Exhibit No. 99-a) the losses through 12/31/00 increased to a level of $5,820,160.

        As seen from the Audit Report for the fiscal year ended December 31, 2000, and the unaudited financial statements presented herein for the quarterly period ended March 31, 2001, the Company has an average monthly cash outflow
(net) of $93,000. As a result of the declining liquidity evidenced as of December 31, 2000, it was clear to management that the Company would immediately require additional funding from (i) licensing activities, (ii) outside research support, or (iii) additional capital raised from private and/or public financing. Following closing of the quarter and prior to the date hereof, the Company raised $300,000 in interim financing pursuant to a private placement of 6% promissory notes. Management projects that currently available cash on hand is adequate to fund planned operations for the next three months.

        During 2001, the Company intends to continue key activities described in
Exhibit 99a to advance its commercial prospects. First, the Company intends to seek out and retain a Chief Scientific Officer. Through the services of such an individual, the Company will endeavor to promote its proprietary technologies, further refine its understanding of the mechanisms of those technologies, and develop commercially viable avenues for the utilization of those technologies. The Company's efforts on this front will be strengthened by the implementation of its planned Scientific Advisory Board, and by continuing to strengthen corporate governance through attracting qualified individuals to serve on the Board of Directors.

        The Company anticipates that it will continue its program of in-vitro research and development and move vigorously into in-vivo testing to establish lead compounds for selected applications with apparent commercial promise. This research will emphasize those properties of the Company's Cytoporin technologies that demonstrate promise in commercially viable applications. In particular, the Company will emphasize areas of research that appear to show promise for the formulation and delivery of prescription pharmaceuticals to treat specific, targeted disease states. Such formulations and delivery mechanisms are expected to include compounds designed to enhance the efficacy of traditional antibiotics, adjuvant cancer therapies and wound healing applications. Additionally, the Company expects to continue its work to develop commercially viable non-drug applications of its Cytoporin technologies, including but not limited to topical antiseptics and industrial biocides.

        The Company intends to actively evaluate its existing portfolio of proprietary technologies in efforts to seek out opportunities to license those technologies to third parties for both pharmaceutical and non-pharmaceutical applications. The Company believes that such licensing efforts may generate the potential for both near-term and long-term revenues and may initiate contacts with strategic partners.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2001, the Company issued options to employees to purchase an aggregate of 31,600 common shares at a price of $0.70 per share. These options were issued for services rendered during the quarter pursuant to existing employment agreements. The Company recorded $19,485 in compensation expense in consideration for the issuance of these options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.             DESCRIPTION AND LOCATION
-----------        ---------------------------------
99-a              Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 Incorporated by reference to
                  Form 10-KSB for 2000 filed by Registrant with the SEC
                  (File No. 33-20897-D) on April 14, 2000 and as subsequently amended on May 18, 2001.


(B) REPORTS ON FORM 8-K--NONE


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX BIOMEDIX, INC.                            DATE: MAY 18, 2001

BY:/S/ THOMAS L. FRAZER
   --------------------
Thomas L. Frazer, Director, Vice President and Chief Financial Officer

                              HELIX BIOMEDIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001


                                    CONTENTS

                                                                            Page
                                                                            ----

BALANCE SHEET                                                                F-1

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                                   F-2

STATEMENTS OF CASH FLOWS                                                     F-3

NOTES TO FINANCIAL STATEMENTS                                                F-4

                              HELIX BIOMEDIX, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2001


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                        $    60,004
     Prepaid expenses                                                                      11,144
                                                                                      -----------
         TOTAL CURRENT ASSETS                                                              71,148

PROPERTY AND EQUIPMENT
     Machinery and equipment                                                                1,591
     Furniture and fixtures                                                                   393
                                                                                      -----------
                                                                                            1,984
         Less: Accumulated depreciation                                                       650
                                                                                      -----------
                                                                                            1,334
OTHER ASSETS
     Antimicrobial technology (net)                                                        95,938
     Patents pending and approved (net)                                                   495,833
                                                                                      -----------
                                                                                          591,771
                                                                                      -----------
         TOTAL ASSETS                                                                 $   664,253
                                                                                      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                                         $    30,225
     Payroll taxes payable                                                                  1,371
     Notes payable - related parties                                                           --
     Accrued interest payable                                                                  --
                                                                                      -----------

         TOTAL CURRENT LIABILITIES                                                         31,596

LONG-TERM LIABILITIES                                                                     326,308

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 2,000,000 shares
         authorized; no shares issued and outstanding                                          --
     Common stock, no par value; 10,000,000 shares
         authorized; 4,843,450 shares issued and outstanding                                5,022
     Additional paid-in capital, net of deferred compensation component                 6,121,487
     Deficit accumulated during the development stage                                  (5,820,160)
                                                                                      -----------
                                                                                          306,349
                                                                                      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   664,253
                                                                                      ===========



               The accompanying notes are an integral part of the
                             financial statements.

                              HELIX BIOMEDIX, INC.
                          (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
       For the Period from Inception (November 7, 1988) to March 31, 2001

                                                           FOR THE THREE MONTHS
                                          INCEPTION TO        ENDED MARCH 31,
                                           MARCH 31,    --------------------------
                                              2001         2001           2000
                                         -----------    -----------    -----------
REVENUES .............................   $    19,500    $        --    $        --
                                         -----------    -----------    -----------
OPERATING EXPENSES
    Accounting, legal and professional       929,433         72,823         82,505
    Advertising ......................        13,566             --             --
    Amortization .....................       202,707         10,445          6,954
    Consulting fees ..................     1,394,930         44,484        582,500
    Other general and administrative .       841,723        135,947         70,860
    Research and development .........     2,016,899         70,350        108,500
                                         -----------    -----------    -----------
       Total operating expenses ......     5,399,258        334,049        851,319
                                         -----------    -----------    -----------

NET LOSS FROM OPERATIONS .............    (5,379,758)      (334,049)      (851,319)

OTHER (INCOME) EXPENSE
    Gain on settlement of lawsuit ....       (48,574)            --             --
    Interest income ..................       (74,855)        (2,271)       (13,929)
    Interest expense .................       563,831          6,526         11,090
                                         -----------    -----------    -----------
                                             440,402          4,255         (2,839)
                                         -----------    -----------    -----------
NET LOSS .............................    (5,820,160)      (338,304)      (848,480)
                                         -----------    -----------    -----------
NET LOSS PER SHARE ...................   $     (4.06)   $     (0.07)   $     (0.18)
                                         ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING ............     1,432,141      4,658,808      4,658,808
                                         ===========    ===========    ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              HELIX BIOMEDIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Period from Inception (November 7, 1988) to March 31, 2001

                                                                    FOR THE THREE MONTHS
                                                  INCEPTION TO         ENDED MARCH 31,
                                                    MARCH 31,    --------------------------
                                                     2001            2001           2000
                                                  -----------    -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES ......   $(3,861,800)   $  (258,460)   $  (222,394)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment ........        (1,984)            --             --
    Patents ...................................      (312,189)        (8,965)        (1,919)
                                                  -----------    -----------    -----------
    NET CASH FLOWS FROM INVESTING ACTIVITIES ..      (314,173)        (8,965)        (1,919)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of stock for debt ................       832,819             --             --
    Issuance of stock for cash ................     2,019,380             --             --
    Cash received in reverse acquisition ......       634,497             --             --
    Notes payable .............................        43,394             --             --
    Related party notes payable (net) .........       705,887       (163,154)            --
                                                  -----------    -----------    -----------

    NET CASH FLOWS FROM FINANCING ACTIVITIES        4,235,977       (163,154)            --
                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ......................        60,004       (430,579)      (224,313)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .......................            --        490,583      1,455,820
                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD .............................   $    60,004    $    60,004    $ 1,231,507
                                                  ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
AND OTHER CASH INFORMATION

    Stock issued to acquire patents ...........   $    66,486    $        --    $        --
    Debt issued to acquire technology .........       200,000             --             --
    Bridge loans outstanding at acquisition ...       200,000             --             --
    Patent costs included in accounts payable..        99,859             --             --
    Accounts payable converted to notes .......       704,559             --             --
    Accrued interest rolled into notes ........       403,463             --          8,727
    Notes converted to equity .................     1,639,548             --             --
    Cash paid for interest ....................        19,652             --             --

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              HELIX BIOMEDIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.   MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

     The accompanying financial statements have been prepared by Helix BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000.

2.   POST QUARTER-END FINANCING

     In April 2001, the Company issued debt of $300,000 pursuant to a private placement of 6% unsecured promissory notes and warrants. These notes are due and payable May 31, 2002. The attached warrants bear a per share exercise price of the lesser of (1) $2.00; or (ii) the price to the public of the Company's common stock in any offering by the Company within the next 12 months generating gross proceeds of at least $3,000,000.