Form 10QSB
period 2001-06-30
HELIX BIOMEDIX INC
filed 2001-08-13
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              _____________________
                                   FORM 10-QSB
                              _____________________
   _X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001

                                      OR

   ___       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________ to _____________.
                       _________________________
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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___
	The number of shares outstanding of Registrant's common stock, par value $0.001 per share at June 30, 2001 was 5,022,196 shares.
                   DOCUMENTS INCORPORATED BY REFERENCE:
                       Yes.  See Index on page 5.
                     EXHIBITS:  Indexed at Page 5.
PAGES:  This Form 10-QSB consists of  6 pages, plus pages F-1 through F-4.

                           10QSB OTHER DOC
                          TABLE OF CONTENTS

                                                                       Page
PART I	    FINANCIAL INFORMATION........................................2
  Item 1.   Financial Information........................................2
  Item 2.   Management's Discussion and Analysis or Plan of Operation....2
PART II     OTHER INFORMATION............................................5
  Item 1.   Legal Proceedings............................................5
  Item 2.   Changes in Securities........................................5
  Item 3.   Defaults Upon Senior Securities..............................5
  Item 4.   Submission of Matters to a Vote of Security Holders..........5
  Item 5.   Other Information............................................5
  Item 6.   Exhibits and Reports on Form 8-K.............................5

Balance Sheet..........................................................F-1
Statements of Operations...............................................F-2
Statements of Cash Flows...............................................F-3
Notes to Financial Statements..........................................F-4

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

	Please see Pages F-1 through F-4.

	The following financial statements are filed as part of this Report:

                                                           Page
        Balance Sheet as at June 30,2001................   F-1
        Statements of Operations........................   F-2
        Statements of Cash Flows........................   F-3
        Notes to Financial Statements...................   F-4

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

	The Company's general plan of operation is outlined in detail in Item 1 and Item 6 of Exhibit 99-a. The Company maintained operations from 1990 until October 1999 primarily with limited capital provided by investments and loans from key shareholders. A major financial and managerial corporate restructuring initiative was undertaken in 1999. During late 1999 and throughout 2000, the Company began implementation of a new, short-term Strategic Plan of operation.

	As set forth in Exhibit 99-a, during the year 2000 the Company made progress toward achieving major goals of the new operating plan. These efforts have continued throughout the second quarter of 2001. This operating plan contemplates revenues from licensing and strategic alliances for long-term development of prescription pharmaceutical products as well as introduction within the near-term of products subject to fewer regulatory restraints.

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

	In 1999 the Company (i) attained many objectives of its short-term Strategic Plan for financial and managerial restructuring, (ii) successfully completed a major recapitalization through a private offering of its securities, (iii) executed a number of important agreements with related parties on September 30, 1999 pursuant to the terms of its private offering, and (iv) increased the tempo of Company operations with the availability of adequate operating capital and a strengthened management organization. Accordingly, during 2000, operating losses sharply increased to an average of approximately $296,000 per quarter from an average quarterly level of $162,000 in 1999. During the period ending June 30, 2001, this operating loss continued due to (i) substantial cost increases in legal, accounting, and other professional services associated with the restructuring initiatives including the reincorporation of the Company in Delaware, (ii) continued preparation and prosecution of new patent applications for the "third generation" Cytoporins
(iii) higher administrative expenses associated with the addition of key personnel to the staff and Scientific Advisory Board (SAB) and (iv) ongoing efforts to present technical information to prospective strategic alliance partners in the pharmaceutical community. The Company further enhanced its patent estate when it was awarded a third US patent in early July, 2001 allowing the uses of a broad class of Helix proprietary synthetic compounds as well as synthetic compounds as agents for therapeutic treatment in the anti-infective, anti-cancer and wound healing arenas. The SAB was formally constituted during the second quarter and is anticipated to assist the Company and its Chief Scientific Officer, Dr. Timothy J. Falla, in the application and commercialization of selected Cytoporin lead compounds to specific disease states or targeted commercial non-pharmaceutical development.

	With the expanded operations of the Company in year 2000 and continued efforts into 2001, net losses for the three month period ending June 30, 2001 increased to a level of $886,495 compared with $296,716 from the comparative period of the previous year. The accumulated losses since inception
(November 7, 1988) through June 30, 2001 have increased to a level of $6,706,655. As noted in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (Exhibit No. 99-a) the losses accumulated since inception through 12/31/00 amounted to $5,820,160.

	The financial statements presented herein show (see statements of Cash Flows F-3) that for the first six months of the year 2001 the Company has an average monthly cash outflow of $104,120 to cover the costs of operations and
investments in patents.   As a result of the declining liquidity evidenced as
of December 31, 2000, it was clear to management that the Company would immediately require additional funding from (i) licensing activities, (ii) outside research support, or (iii) additional capital raised from private and/or public financing. Pursuant to the private placement of 6% promissory notes, the Company raised $350,000 during the second quarter. This is reflected on the Balance Sheet (page F-1). Following the close of the second quarter, prior to the date of this report, the Company has raised an additional $565,000. It is the plan of management to terminate this private placement
initiative when an aggregate of 2 million dollars has been raised.   Management
projects that currently available cash on hand as of the date of this report is adequate to fund planned operations for the next three months. Management is considering a number of alternatives for longer term funding.

	As described in previous reports, the Company has implemented many of the key activities described in Exhibit 99a to advance its commercial prospects. On June 15, 2001, Timothy J. Falla, Ph.D., joined the management team as Chief Scientific Officer. He is responsible for the development and implementation of the Company's ongoing scientific research and commercialization efforts in consultation with a recently formed Scientific Advisory Board (SAB). Members of the SAB are prominent scientists, who collectively, provide to the Company a broad spectrum of expertise from academia, medicine, and the biotechnology/pharmaceutical industry. As of the date hereof, news releases detailing the backgrounds of Dr. Falla and the four members of the SAB are reported on the Company's internet website (www.helixbiomedix.com). Through the efforts of its combined scientific resources, the Company will endeavor to promote its proprietary technologies, further refine its understanding of the mechanisms of those technologies, and develop commercially viable avenues for the utilization of those technologies. The Company plans in the third quarter of 2001 to relocate Company headquarters to the Seattle area and to expand operations with the creation of in-house laboratory facilities. Management believes these moves will facilitate constructive interaction between and among Company management, its scientists, and members of the SAB. The Company plans to continue to strengthen corporate governance through attracting qualified individuals to serve on the Board of Directors.

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

Item 2.  Changes in Securities

	During the quarter ended June 30, 2001, the Company issued options to employees to purchase an aggregate of 355,000 common shares at a price of $1.50 per share. These options were issued for services rendered during the quarter pursuant to existing employment agreements. The Company recorded no compensation in compensation expense in consideration for the issuance of these options as exercise price was in excess of share price on the OTCBB exchange.

Item 3.  Defaults Upon Senior Securities

	None

Item 4.  Submission of Matters to a Vote of Security Holders

	None

Item 5.  Other Information

	None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

          Exhibit No.		            Description and Location
             99-a		Registrant's Annual Report on Form 10-KSB for
                                the fiscal year ended December 31, 2000
                                Incorporated by reference to Form 10-KSB for 2000 filed by Registrant with the SEC
                                (File No. 33-20897-D) on April 14, 2000 and
                                as subsequently amended on May 18, 2001.

(b)	Reports On Form 8-K

	None

                                    SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HELIX BIOMEDIX, INC.



 August 10, 2001                	By: /s/ THOMAS L. FRAZER
                                            Thomas L. Frazer,
                                        Director, Vice President and
                                           Chief Financial Officer

                          HELIX BIOMEDIX, INC.
                     (A Development Stage Company)

                         FINANCIAL STATEMENTS
                             June 30, 2001

                                CONTENTS

                                                                Page

Balance Sheet.................................................   F-1

Statements of Operations......................................   F-2

Statements of Cash Flows......................................   F-3

Notes to Financial Statements.................................   F-4

                         Helix BioMedix, Inc.
                    (A Development Stage Company)

                             BALANCE SHEET
                             June 30, 2001

                               ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                           $     52,709
        Prepaid expenses                                           6,784
                                                              ----------
        Total current assets                                      59,493

    PROPERTY AND EQUIPMENT
        Machinery and equipment                                    1,591
        Furniture and fixtures                                       393
                                                              ----------
                                                                   1,984
           Less: Accumulated depreciation                            743
                                                              ----------
                                                                   1,241

    OTHER ASSETS
        Debt discount                                             60,000
        Antimicrobial technology (net)                            93,125
        Patents pending and approved (net)                       504,819
                                                              ----------
                                                                 657,944
                                                              ----------
        TOTAL ASSETS                                         $   718,678
                                                              ==========

                    LIABILITIES AND STOCKHOLDERS' DEFECIT

    CURRENT LIABILITIES

        Accounts payable - trade                              $   99,207
        Payroll taxes payable                                      7,709
        Notes payable                                            350,000
        Notes payable - related parties                          163,154
        Accrued interest payable                                   3,000
                                                              ----------
        Total current liabilities                                623,070

    LONG-TERM LIABILITIES                                        163,154

    STOCKHOLDERS' DEFECIT
        Preferred stock, $0.001 par value, 2,000,000 shares
        authorized, no shares issued or outstanding                    -
        Common stock, $0.001 par value, 25,000,000 shares
        authorized, 5,022,196 shares issued and outstanding        5,022

        Additional paid-in-capital, net of
        Deferred compensation component                        6,634,087

        Deficit accumulated during the
        development stage                                     (6,706,655)
                                                              ----------
                                                                 (67,546)
                                                              ----------
        Total liabilities and stockholders' deficit           $  718,678
                                                              ==========

    The accompanying notes are an integral part of the financial statements.

                             Helix BioMedix, Inc.
                        (A Development Stage Company)

                      STATEMENTS OF OPERATIONS
For the period from inception (November 7, 1988) to June 30, 2001



                   Inception to    For the three months      For the six months
                     June 30,         ended June 30,           ended June 30,
                      2001          2001         2000         2001       2000
                   ------------   ---------   ---------   ----------   --------
REVENUE            $     19,500   $       -   $       -   $        -   $      -

OPERATING EXPENSES
Accounting, legal &
 Professional         1,054,419     124,986      107,413      197,809    189,918
Advertising              13,566           -            -            -          -
Amortization            213,152      10,445       12,844       20,890     19,798
Consulting fees       1,917,530     522,600            -      555,484    582,500
Other general &
 administrative       1,013,089     171,366      121,663      307,313    192,524
Research &
 development          2,061,899      45,000       50,597      115,350    159,097
                    ------------    --------     --------    ---------  --------

TOTAL OPERATING
  EXPENSES            6,273,655     874,397      292,517    1,196,846  1,143,837
                    ------------    --------     --------    --------- ---------

NET LOSS FROM
  OPERATIONS         (6,254,155)   (874,397)    (292,517)  (1,196,846)(1,143,837)

OTHER (INCOME) EXPENSE
Gain on settlement
  of lawsuit            (48,574)          -            -            -          -
Interest income         (75,757)       (902)     (14,477)     (3,173)    (28,406)
Interest
  expense               576,831      13,000       18,676      19,526      29,766
                    ------------    --------     -------     ---------   --------
                        452,500      12,098        4,199      16,353       1,360
                    ------------    --------     -------     ---------   --------

NET LOSS            $(6,706,655) $ (886,495)   $(296,716) $(1,213,199)$(1,145,197)
                    ===========    =========   ==========   ==========  =========
NET LOSS
  PER SHARE         $    (4.46)  $    (0.18)   $   (0.06) $     (0.25)$     (0.25)
                   ============    =========   ==========   ==========   =========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING         1,503,430    4,951,717    4,843,450   4,951,717   4,584,450
                   ============    ========== ==========   ===========  ==========

        The accompanying notes are an integral part of the financial statements.

                                  Helix BioMedix, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
            For the period from inception (November 7, 1988) to June 30, 2001


                                       Inception to    For the six months
                                         June 30,      ended June 30,
                                          2001           2001        2000
                                       ------------   -----------  ----------

NET CASH FLOWS FROM OPERATIONS         $ (3,926,336)  $  (599,137) $ (449,479)

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in Helix Delaware                (10)            -           -
    Purchase of property and equipment       (1,984)            -           -
    Patents                                (406,084)      (25,583)    (11,588)
                                       ------------   -----------  ----------
NET CASH FLOWS FROM
    INVESTING ACTIVITIES                   (408,078)      (25,583)    (11,588)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              832,819             -           -
    Issuance of stock for cash            2,019,380             -           -
    Cash received in reverse acquisition    634,497             -           -
    Notes payable                           357,394       350,000     (27,000)
    Related party notes payable (net)       542,733      (163,154)          -
                                       ------------   -----------  ----------
NET CASH FLOWS FROM FINANCING
    ACTIVITIES                            4,387,123       186,846     (27,000)
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                     52,709      (437,874)   (488,067)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                           -       490,583   1,455,820
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $     52,709   $    52,709  $  967,753
                                       ============   ===========  ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents        $     66,486   $         -  $        -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    99,859             -           -
Accounts payable converted to notes         704,559             -           -
Accrued interest rolled into notes          403,463             -           -
Notes converted to equity                 1,639,548             -           -
Cash paid for interest                       76,062         6,526      41,485
Cash paid for income taxes                        -             -           -



     The accompanying notes are an integral part of the financial statements.

                               Helix BioMedix, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001


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

2.   Options and Warrants

	During the quarter ended June 30, 2001, the Company entered into new consulting agreements and revised existing employment agreements. Various provisions in these agreements granted 355,000 options to purchase shares of common stock of the Company at $1.50 per share. These options expire on either June 15, 2011 or June 30, 2011. Also 165,500 existing options were extended, and will expire on June 30, 2011, rather than January 2003. The Company also granted warrants to purchase 390,000 shares of the Company's common stock at $1.50 per share, 50,000 warrants at $3.00 per share, 50,000 warrants at $4.50 per share and 50,000 warrants at $6.00 per share. All warrants expire on
between December 31, 2009 and June 30, 2011.    A total of $417,600 in
consulting fees has been charged to additional paid in capital for these warrants and options.
        In connection with the debt with detachable warrants issued during the quarter ended June 30, 2001, there were 87,500 warrants issued to purchase shares of the Company's common stock at a price not to exceed $1.50.
(See Note 3)

3.   Post Quarter-End Financing

        Subsequent to the close of the quarter and through August 10, 2001 the Company issued debt of $565,000 pursuant to a private placement of 6% unsecured promissory notes and warrants. These notes are due and payable June 30, 2002. The attached warrants bear a per share exercise price of the lesser of (1) $1.50; or (ii) the per share price paid by investors in an equity financing generating proceeds to the Company of at least $1,500,000 that closes on or prior to December 31, 2001.