Form 10QSB
period 2001-09-30
HELIX BIOMEDIX INC
filed 2001-11-13
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              _____________________
                                   FORM 10-QSB
                              _____________________
   _X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001

                                      OR

   ___       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________ to _____________.
                       _________________________
                         Commission File No. 33-20897-D

                               HELIX BIOMEDIX, INC.

       Delaware                                    91-2099117
(State or other Jurisdiction of                (I.R.S. Employer
 Incorporation or organization)		      Identification No.)

                        22122 20th Avenue S.E. #148
                          Bothell, WA  98021
                               (425) 402-8400

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___
	The number of shares outstanding of Registrant's common stock, par value $0.001 per share at September 30, 2001 was 5,022,196 shares.
                   DOCUMENTS INCORPORATED BY REFERENCE:
                       Yes.  See Index on page 5.
                     EXHIBITS:  Indexed at Page 5.
PAGES:  This Form 10-QSB consists of  6 pages, plus pages F-1 through F-4.

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

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

	Please see Pages F-1 through F-4.

	The following financial statements are filed as part of this Report:

                                                           Page
        Balance Sheet as of September 30,2001...........   F-1
        Statements of Operations........................   F-2
        Statements of Cash Flows........................   F-3
        Notes to Financial Statements...................   F-4

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

	As set forth in Exhibit 99-a, during the year 2000 the Company made progress toward achieving major goals of the new operating plan. These efforts have continued throughout the third quarter of 2001. This operating plan contemplates revenues from licensing and strategic alliances for long-term development of prescription pharmaceutical products as well as introduction within the near-term of products subject to fewer regulatory restraints.

Competition and the Company's Proprietary Position

	The Company believes it is establishing a strong patent position with respect to proprietary compositions of matter and use of proprietary and or other lytic peptides. There is increasing interest in the biopharmaceutical industry in the potential for such antimicrobial peptides as therapeutic drug agents. To the best of the Company's knowledge there are five or six other U.S. or Canadian biotechnology companies actively working in the field. Although they have had greater financial resources available to them, the Company believes the early priority dates on its patents and patent applications are a competitive asset, as is the proprietary technical and product know-how which it has gained over a period of 14 years. The Company further believes that the activity of a few competitors, who have all entered the antimicrobial peptide technology field after the Company, is helping to accelerate the advance of this early stage technology to the commercial stage.

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

	In 1999 the Company (i) attained many objectives of its short-term Strategic Plan for financial and managerial restructuring, (ii) successfully completed a major recapitalization through a private offering of its securities, (iii) executed a number of important agreements with related parties on September 30, 1999 pursuant to the terms of its private offering, and (iv) increased the tempo of Company operations with the availability of adequate operating capital and a strengthened management organization. Accordingly, during 2000, operating losses sharply increased to an average of approximately $296,000 per quarter from an average quarterly level of $162,000 in 1999. During the period ending September 30, 2001, this operating loss continued due to (i) substantial cost increases in legal, accounting, and other professional services associated with the restructuring initiatives including the reincorporation of the Company in Delaware, (ii) continued preparation and prosecution of new patent applications for the "third generation" Cytoporins
(iii) higher administrative expenses associated with the addition of key personnel to the staff and Scientific Advisory Board (SAB) and (iv) ongoing efforts to present technical information to prospective strategic alliance partners in the pharmaceutical community (v) move of the Company headquarters to and establishment of an in-house laboratory in Bothell, Washington. The Company further enhanced its patent estate when it was awarded a fourth
US patent on October 16, 2001 (application number 1996000749066).

	With the expanded operations of the Company in year 2000 and continued efforts into 2001, net losses for the three month period ending September 30, 2001 decreased to a level of $408,148 compared with $409,382 from the comparative period of the previous year. The accumulated losses since inception (November 7, 1988) through September 30, 2001 have increased to a level of $7,114,803. As noted in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000 (Exhibit No. 99-a) the losses accumulated since inception through 12/31/00 amounted to $5,820,160.

	The financial statements presented herein show (see statements of Cash Flows F-3) that for the first nine months of the year 2001 the Company has an average monthly cash outflow of $129,257 to cover the costs of operations and
investments in patents.   As a result of the declining liquidity evidenced as
of December 31, 2000, it was clear to management that the Company would immediately require additional funding from (i) licensing activities, (ii) outside research support, or (iii) additional capital raised from private and/or public financing. Pursuant to the private placement of 6% promissory notes, the Company raised $810,000 during the third quarter. This is reflected on the Balance Sheet (page F-1). Following the close of the third quarter, prior to the date of this report, the Company has raised an additional $330,000. It is the plan of management to terminate this private placement
initiative when an aggregate of $2,750,000 has been raised.   Management
projects that currently available cash on hand as of the date of this report is adequate to fund planned operations for the next two months. Management is considering a number of alternatives for longer term funding.

	As described in previous reports, the Company has implemented many of the key activities described in Exhibit 99a to advance its commercial prospects including the hiring of a Chief Scientific Officer and additional scientific staff. The following scientific personnel were employed: Dr. Scott M. Harris, Director of Chemistry and Dr. Lijuan Zhang, Senior Microbiologist to assist the Company in continuing development of its proprietary peptides.

        Company headquarters were moved to Bothell, Washington and implementation of in-house laboratory capabilities begun. The SAB, composed of prominent scientists who provide a broad spectrum of expertise from academia, medicine, and the biotechnology/pharmaceutical industry, met with its focus being on identification of core and non-core applications and strategy development for commercial exploitation of such application. Management believes that facilities enhancement, retention of in-house scientific personnel and collaboration with SAB members will assist in promotion of its proprietary technologies, refine its understanding of the mechanisms of those technologies, and develop commercially viable avenues for utilization of those technologies.

        The Company pursued an exclusive licensing agreement with the University of British Columbia for the rights to commercialize several classes of peptides that are structurally distinct from the existing Helix proprietary compounds. The intent to license novel peptides from the University of British Columbia was publicly disclosed via a press release on August 3, 2001. An agreement was executed on October 12, 2001. The terms of the agreement include a payment to the University of British Columbia for reimbursement of patent prosecution costs and the issuance of Company common shares of stock and a grant of options to the University and selected researchers associated with the discovery of peptides. These peptides were discovered through research conducted by R.E.W Hancock, Ph.D, Professor, Department of Microbiology and Immunology, University of British Columbia. Dr. Hancock is an internationally recognized authority on antimicrobial peptides and holds numerous patents describing their composition and use as novel antibacterial, antifungal and antiviral agents. Dr. Hancock will also be granted warrants to purchase Company shares at the time of license agreement execution. Helix will pursue their development of these compounds as new pharmaceutical agents and in non-FDA applications.

        The annual shareholder meeting has been scheduled for Tuesday, December 11, 2001 and Mr. Randall L.W. Caudill will be proposed as a new board of director member as part of the ongoing corporate governance strengthening.

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

Item 2.  Changes in Securities

	During the quarter ended September 30, 2001, the Company issued options to purchase an aggregate of 75,000 common shares to employees and 50,000 shares to consultants at a price of $1.50 per share. These options were issued for services rendered during the quarter pursuant to existing employment/consulting agreements. Warrants to purhcase an aggregate of 202,500 shares at a price of $1.50 per share were issued to purchasers of promissory notes pursuant to a private placement. The Company recorded no compensation in compensation expense in consideration for the issuance of these options as exercise price was in excess of share price on the OTCBB exchange.

Item 3.  Defaults Upon Senior Securities

	None

Item 4.  Submission of Matters to a Vote of Security Holders

	None

Item 5.  Other Information

	None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

          Exhibit No.		            Description and Location
             99-a		Registrant's Annual Report on Form 10-KSB/A for
                                the fiscal year ended December 31, 2000
                                Incorporated by reference to Form 10-KSB/A for 2000 filed by Registrant with the SEC
                                (File No. 33-20897-D) on April 14, 2000 and
                                as subsequently amended on May 18, 2001.

(b)	Reports On Form 8-K

	None

                                    SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HELIX BIOMEDIX, INC.



 November 12, 2001                	By: /s/ THOMAS L. FRAZER
                                            Thomas L. Frazer,
                                        Director, Vice President and
                                           Chief Financial Officer

                          HELIX BIOMEDIX, INC.
                     (A Development Stage Company)

                         FINANCIAL STATEMENTS
                          September 30, 2001

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

Statements of Operations......................................   F-2

Statements of Cash Flows......................................   F-3

Notes to Financial Statements.................................   F-4

                         Helix BioMedix, Inc.
                    (A Development Stage Company)

                             BALANCE SHEET
                           September 30, 2001

                               ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                           $    324,115
        Prepaid expenses                                           8,184
                                                              ----------
        Total current assets                                     332,299

    PROPERTY AND EQUIPMENT
        Machinery and equipment                                   51,077
        Furniture and fixtures                                     8,906
                                                              ----------
                                                                  59,983
           Less: Accumulated depreciation                            837
                                                              ----------
                                                                  59,146

    OTHER ASSETS
        Debt discount                                            119,325
        Deposits                                                  54,405
        Antimicrobial technology (net)                            90,313
        Patents pending and approved (net)                       522,896
                                                              ----------
                                                                 786,939
                                                              ----------
        TOTAL ASSETS                                         $ 1,178,384
                                                              ==========

                    LIABILITIES AND STOCKHOLDERS' DEFECIT

    CURRENT LIABILITIES

        Accounts payable - trade                              $   33,764
        Payroll taxes payable                                         54
        Notes payable                                          1,160,000
        Notes payable - related parties                          163,154
        Accrued interest payable                                  19,852
                                                              ----------
        Total current liabilities                              1,376,824

    LONG-TERM LIABILITIES                                        163,154

    STOCKHOLDERS' DEFECIT
        Preferred stock, $0.001 par value, 2,000,000 shares
        authorized, no shares issued or outstanding                    -
        Common stock, $0.001 par value, 25,000,000 shares
        authorized, 5,022,196 shares issued and outstanding        5,022

        Additional paid-in-capital, net of
        Deferred compensation component                        6,748,187

        Deficit accumulated during the
        development stage                                     (7,114,803)
                                                              ----------
                                                                (361,594)
                                                              ----------
        Total liabilities and stockholders' deficit           $1,178,384
                                                              ==========

    The accompanying notes are an integral part of the financial statements.

                             Helix BioMedix, Inc.
                        (A Development Stage Company)

                      STATEMENTS OF OPERATIONS
For the period from inception (November 7, 1988) to September 30, 2001



                   Inception to    For the three months     For the nine months
                   September 30,   ended September 30,      ended September 30,
                      2001          2001         2000         2001       2000
                   ------------   ---------   ---------   ----------   --------
REVENUE            $     19,500   $       -   $       -   $        -   $      -

OPERATING EXPENSES
Accounting, legal &
 Professional         1,096,168      41,749      103,258      239,558    293,176
Advertising              13,566           -            -            -          -
Amortization            223,596      10,444        9,899       31,334     29,697
Consulting fees       1,943,357      25,827        2,594      592,911    585,094
Other general &
 administrative       1,258,841     245,752      199,732      553,065    392,256
Research &
 development          2,087,649      25,750       96,177      141,100    255,274
                    -----------    --------     --------    ---------  --------

TOTAL OPERATING
  EXPENSES            6,623,177     349,522      411,660    1,557,968  1,555,497
                    -----------    --------     --------    ---------  ---------

NET LOSS FROM
  OPERATIONS         (6,603,677)   (349,522)    (411,660)  (1,557,968)(1,555,497)

OTHER (INCOME) EXPENSE
Gain on settlement
  of lawsuit            (48,574)          -            -            -         -
Interest income         (76,810)     (1,053)     (12,337)      (4,226)   (40,743)
Interest
  expense               636,510      59,679       10,059       79,205     39,825
                    -----------    --------     --------    ---------   --------
                        511,126      58,626       (2,278)      45,204       (918)
                    -----------    --------     --------    ---------   --------

NET LOSS            $(7,114,803) $ (408,148)   $(409,382) $(1,632,947)$(1,554,579)
                    ===========    ========     ========   ==========  ==========
NET LOSS
  PER SHARE         $    (4.34)  $    (0.08)   $   (0.08) $     (0.33)$     (0.32)
                   ============    =========   ==========  ==========  ==========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING         1,640,106    5,022,196    4,853,490   5,022,196   4,853,490
                   ============    =========   ==========  ==========  ==========

        The accompanying notes are an integral part of the financial statements.

                                  Helix BioMedix, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
         For the period from inception (November 7, 1988) to September 30, 2001


                                       Inception to    For the nine months
                                       September 30,   ended September 30,
                                          2001           2001        2000
                                       ------------   -----------  ----------

NET CASH FLOWS FROM OPERATIONS         $ (4,381,222)  $(1,054,023) $ (651,788)

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in Helix Delaware                (10)            -           -
    Purchase of property and equipment      (59,983)      (57,999)          -
    Patents                                (431,793)      (51,292)    (25,498)
                                       ------------   -----------  ----------
NET CASH FLOWS FROM
    INVESTING ACTIVITIES                   (491,786)     (109,291)    (25,498)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              832,819             -           -
    Issuance of stock for cash            2,019,680             -           -
    Cash received in reverse acquisition    634,497             -           -
    Notes payable                         1,167,394     1,160,000     (27,000)
    Related party notes payable (net)       542,733      (163,154)          -
                                       ------------   -----------  ----------
NET CASH FLOWS FROM FINANCING
    ACTIVITIES                            5,197,123       996,846     (27,000)
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    324,115      (166,468)   (704,286)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                           -       490,583   1,455,820
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $    324,115   $   324,115  $  751,534
                                       ============   ===========  ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents        $     66,486   $         -  $        -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    99,859             -           -
Accounts payable converted to notes         704,559             -           -
Accrued interest rolled into notes          403,463             -           -
Notes converted to equity                 1,639,548             -           -
Cash paid for interest                       89,114        19,578      51,635



     The accompanying notes are an integral part of the financial statements.

                               Helix BioMedix, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


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

2.   Options and Warrants

	During the quarter ended September 30, 2001, the Company entered into new consulting agreements and employment agreements. Various provisions in these agreements granted 125,000 options to purchase shares of common stock of the Company at $1.50 per share. These options expire on either July 13, 2011, September 10, 2011, or October 1, 2001.

        In connection with the debt with detachable warrants issued during the quarter ended September 30, 2001, there were 202,500 warrants issued to purchase shares of the Company's common stock at a price not to exceed $1.50. (See Note 3)

3.   Post Quarter-End Financing

        Subsequent to the close of the quarter and through November 8, 2001, the Company issued debt of $330,000 pursuant to a private placement of 6% unsecured promissory notes and warrants. These notes are due and payable June 30, 2002. The attached warrants bear a per share exercise price of the lesser of (i) $1.50; or (ii) the per share price paid by investors in equity financing generating proceeds to the Company of at least $1,500,000 that closes on or prior to May 31, 2002.