Form 10KSB
period 2001-12-31
HELIX BIOMEDIX INC
filed 2002-04-01
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-KSB
                             ______________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________.

                             ______________________

                         Commission File No. 33-20897-D


                              HELIX BIOMEDIX, INC.


           Delaware                                               91-2099117
-------------------------------                              -------------------
(State or other Jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)


                                22122 20th Ave SE
                            Bothell, Washington 98021
                                  425-402-8400


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[]

     Registrant's  revenues for the fiscal year ending  December 31, 2001: $ -0-

     As of December 31, 2001, there were 5,144,696 shares of common stock, $0.001 par value, of Helix BioMedix Inc. issued and outstanding, and the aggregate market value of the common stock held by non-affiliates was approximately: $2,231,572.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                           YES. SEE INDEX ON PAGE 23.

    Transitional Small Business Disclosure Format (Check One): Yes [] No [X]

================================================================================

                                      10KSB
                                TABLE OF CONTENTS

PART I........................................................................1
   Item 1.  Description of the Business.......................................1
   Item 2.  Properties........................................................4
   Item 3.  Legal Proceedings.................................................4
   Item 4.  Submission of Matters to a Vote of Security Holders...............4

PART II.......................................................................5
   Item 5.  Market for Common Equity and Related Stockholder Matters..........5
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........6
   Item 7.  Financial Statements.............................................12
   Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure.......................................12
   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(A) of the Exchange Act..............12
   Item 10. Executive Compensation...........................................15
   Item 11. Security Ownership of Certain Beneficial Owners and Management...16
   Item 12. Certain Relationships and Related Transactions...................18
   Item 13. Exhibits and Reports on Form 8-K.................................22

                                     PART I

Item 1.  Description of the Business

     Helix BioMedix, Inc. ("Helix" or the "Company") is actively engaged in the research, development and commercialization of bioactive peptides (small proteins). For the fiscal year ended December 31, 2001 the Company had no revenues, and at the close of that period we had incurred an operating deficit (since inception) of $7,560,663. Helix, through a predecessor entity, was incorporated in Colorado on February 2, 1988, and is headquartered in Bothell, Washington. On December 29, 2000, following approval by its shareholders, the Company merged with a wholly owned subsidiary that was incorporated in the State of Delaware (the "Merger"). As a result of the Merger, the Company adopted Delaware as its state of incorporation, adopted the subsidiary's certificate of incorporation and bylaws, and assumed the subsidiary's 2000 Stock Option Plan. In October 2001, the Company relocated its headquarters to Bothell, Washington.

     Incorporated herein by reference are the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2000 and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, Exhibits 13.1 and 13.2, respectively. These reports present a detailed history and discussion of the Company's business from inception through the year 2000 that complement the following summary discussion and update for developments during the year 2001.

     The Company's technology consists of a proprietary library of bioactive peptides that exhibit a broad range of activities, which the Company believes may be harnessed to develop products for various non-pharmaceutical applications including biocides and commercial disinfectants, as well as products to aid in wound healing and treat cystic fibrosis. These peptides are synthetic variations based on naturally occurring molecules present in many plants and animals, including humans, which fend off a variety of microbes, including bacteria, fungi, viruses and protozoa. The peptides contained in the Company's intellectual property library may be referred to as "antimicrobial peptides of the innate immune system" or simply as "antimicrobial peptides." In earlier scientific journals and Company reports, the Company's peptides have been referenced as "lytic peptides" or "cytoporins".

     The antimicrobial peptides of the innate immune system are an important component of the host immune defense system of many species and provide a first line of defense against invading bacteria and other pathogens. The Company believes that its patent library encompasses a variety of structural classes of peptides and is supported by patent protection covering both composition of matter and all relevant use claims. The Company believes that the bioactive compounds contained in Helix's library are very wide ranging, with antibacterial, antifungal, antiviral and antiparasitic properties. In addition, some aspects of the Company's patent portfolio exhibit properties associated with wound healing and anti-inflammatory processes.

     In the 1990's the Company's collaborative research with Therapeutic Peptides, Inc. ("TPI") led to the development of an entirely new structural class of peptides, collectively referred to by the Company as "third generation" peptides. In September 2001, the Company entered into a Licensing Agreement with TPI, whereby the Company granted TPI a non-exclusive license relating to three particular peptides and their use in topical, non-pharmaceutical skin care products.

     In October 2001, the Company and the University of British Columbia ("UBC") reached agreement on terms for an exclusive license to the Company for the rights to several distinct classes of peptides. These various classes can be generally categorized as cecropin/melittin hybrids, bactenecins, polyphemusins and pleurocidin peptides derived from fish. A number of these peptides have demonstrated efficacy in animal models including the Pseudomonas aeruginosa lung infection model, an anti-endotoxic shock model and a fish protection model.

     These novel antimicrobial peptides were discovered through research conducted by R.E.W. Hancock, Ph.D., Professor, Department of Microbiology and Immunology, University of British Columbia, and Director, UBC Center for Microbial Diseases and Host Defense Research. Dr. Hancock is an internationally recognized authority on antimicrobial peptides and holds numerous patents describing their composition and use as novel antibacterial, antifungal and antiviral agents. Dr. Hancock became a consultant to the Company and a member of the Company's Scientific Advisory Board in June 2001.

     The UBC licensing agreement provided the Company with a diversity of peptides that further supports the development of proprietary molecules for a wide range of applications by expanding the potential number of lead peptide candidates. This acquisition of distinct structural classes of peptides has distinguished the Company from its competitors, some of whom are engaged in developing only a single class of peptide for a number of applications. The Company believes it is advantageous for future drug development to increase the diversity of its library of lead compounds. The Company believes that these new classes of synthetic, non-naturally-occurring, peptides offer promise as (i) anti-infective agents; (ii) wound healing compounds; and (iii) anti-cancer drugs. Company Management believes that Helix has created a powerful platform technology based upon its extensive library of novel molecules and the acquisition of distinct structural classes of peptides as a result of the license with the University of British Columbia.

     The Company's technology is based on the discovery that its proprietary bioactive antimicrobial peptides appear to have the ability to kill, in-vitro, a broad spectrum of bacteria, protozoa, fungi, and viruses, which cause disease in animals and humans. In addition, some of these peptides have demonstrated the potential to promote wound healing, decrease inflammation and cause proliferation of white blood cells, which are subject to destruction by immune diseases such as AIDS. Certain peptides, in in-vitro tests, have shown promise for use as chemotherapeutic agents in cancer therapy.

     The cost and complexity of bringing new drugs to market has led Company management to conclude that it is prudent to seek strategic alliances and licensing arrangements with larger, well-financed companies to bring the peptides through the clinical trials stage.

     While the Company is pursuing the long-term introduction of prescription drugs through a program of strategic-partnering, it will also focus in-house efforts on the near-term introduction of proprietary products in the area of cosmetics, topical antiseptics and industrial disinfectants. All of these initiatives are in the development stage, and the Company currently has no products approved for commercial sale. In the event that the Company develops a pharmaceutical product candidate, it will be required to demonstrate safety and efficacy of that product candidate prior to receiving regulatory approval for the product's sale to the public. This regulatory process is difficult, time-consuming and expensive, and its results are uncertain. There can be no assurance that the Company will ever develop such a product for commercial sale or ever become profitable.

The Company's Patent Estate

     Through its early sponsorship of research at Louisiana State University ("LSU"), as well as its prosecution and defense of patent applications, the Company obtained outright assignment of peptide patents and patent applications derived from collaborative research between the Company and LSU. These patents and patent applications have relatively early priority dates (i.e., 1987-1989) with little prior art cited. The patents include broad composition and use claims. The status of each of these patents and patent applications is as follows:

     o Four (4) U.S. patents have issued, and a fifth U.S. patent is pending. One additional divisional U.S. patent application, with early priority date is pending.
     o Twenty-two (22) foreign patents have issued, a Canadian application is pending, and a divisional application is pending in five European countries.

     In addition, the Company's License Agreement with the University of British Columbia ("UBC") allows the Company the use of the following patents:

     o Antimicrobial cationic peptide derivates of Bactenecin (US Patent 6,172,185)
     o Anti-endotoxic, cationic antimicrobial peptides and methods of use thereof (US Patent 6,288,212 B1)
     o    Antimicrobial   peptides   and  methods  of  use  thereof  (US  Patent
          6,337,317)

Additional Canadian, European and Australian divisional applications are pending with respect to the UBC intellectual property. Additional US applications are also pending with respect to the intellectual property developed through the collaborative work of TPI and the Company.

     From inception to the close of fiscal year 2001, the Company has invested approximately $613,000 to protect this patent estate.

Competition

     The Company has continued its efforts to establish a strong patent position with respect to the proprietary compositions and use of its multiple structural classes of antimicrobial peptides. There is increasing interest in the biopharmaceutical industry in examining the potential for using such peptides as therapeutic drug agents. To the best of the Company's knowledge, there are five North American biotechnology companies actively working in the field of biopharmaceutical peptide research. These competitors have substantial financial resources available to them, and are pursuing product commercialization via clinical trials, strategic partnerships and other mechanisms to further develop the potential for commercialization of antimicrobial peptides. Although the Company believes the early priority dates on its patents and patent applications represent a competitive asset, the Company has little or no control over how successful competitors may be in potential litigation affecting the Company's patent estate. However, the Company believes its experience in the field complements its patent estate and represents an asset that the Company will utilize in its attempts to commercialize the peptides. The Company further believes that the activity of certain competitors is helping to accelerate the advance of this basic technology to the commercial stage.

Research and Development Investment

     The Company's direct investment in research and development of its peptide technology has aggregated $2,784,128 from inception (November 7, 1988) to December 31, 2001. Approximately $613,476 has been capitalized as legal costs incurred in patent prosecution and for assignments of all patent rights by TPI and Dr. Donald Owen ($42,000 in common stock paid) of "Third Generation" antimicrobial technology developed by TPI after 1995. Other capitalized R & D and licensing costs include (i) $200,000 capitalized as a cost paid by promissory note to Helix International Corporation to acquire the antimicrobial technology at the Company's inception; and (ii) $25,000 paid in the form of 10,000 shares of common stock as partial consideration for antimicrobial technology developed for the Company by TPI prior to entering of the Cooperative Endeavor Agreement in November 1995.

     Additionally, $61,391 has been recorded as a licensing fee, which represents reimbursement to the University of British Columbia of all outstanding costs and any future costs incurred to the date of the execution of this Agreement in applying for, registering and maintaining the patents in connection with the technology.

     The balance of $1,945,652 has been expensed as R & D costs as the Company incurred them. The Company's total investment in R & D and other operating and interest expenses to develop its peptide technology has aggregated $7,560,663 from the Company's inception through December 31, 2001.

Regulatory Concerns

     The Company's business plan embraces the concepts of (i) long-term strategic partnering for developing pharmaceutical products; and (ii) introduction of near-term proprietary non-drug products (e.g., topical antiseptics, cosmetics, industrial disinfectants and biocides) to niche markets that do not require an extensive regulatory approval process.

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

Item 2. Properties

     The Company's principal place of business and corporate office is in Bothell, Washington. The Helix corporate office was relocated in October 2001 to the new location to allow the Company to incorporate in-house scientific testing and peptide synthesis essential to support its development of commercial and pharmaceutical applications. The address and telephone number for the Company office are:

                  Helix BioMedix, Inc.
                  Corporate Office
                  22122 20th Ave SE
                  Bothell, WA 98021
                  Tel: (425) 402-8400
                  Fax: (425) 806-2999

     The corporate headquarters includes a total of 3,000 square feet of which half is administrative offices and the remainder is a well equipped laboratory. The Company has entered into a four-year lease of the premises at a base monthly rent of $3,463. The Company's laboratories have been designed to support a central role in both clinical and non-clinical applications. State of the art peptide synthesis, analysis and purification allow the Company to provide peptides for in-house programs, research collaborations and potential licensee's evaluation in all fields of application. The biology laboratory has been equipped as a clinical microbiology facility with all the equipment necessary to isolate, grow and test clinical isolates and multidrug resistant pathogens. The Company also utilizes the services and facilities of other contract research organizations.

Item 3. Legal Proceedings

     The Company is currently not involved in any litigation or other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 11, 2001 at a duly called Annual Meeting of the Stockholders of the Company two matters were submitted to a stockholder vote. Specifically, stockholders of the Company voted on the appointment of Comiskey and Company as the Company's auditors; and (ii) the election of two Directors to serve until the Annual Meeting of Stockholders to be held in 2004, and until their successors are elected and qualified. The nominees for director at that meeting were:

         Carlyn J. Steiner, J.D.
         Randall L-W. Caudill, Ph.D.

     Of a total of 5,022,196 shares of common stock issued and outstanding as of the record date, 2,833,598 or 56% were voted in favor of the election of nominated directors and reappointment of Comiskey and Company as financial auditors.

Other directors serving include: R. Stephen Beatty,  Ralph Katz, and Dr. Jeffrey
A. Miller

The Company appointed officers of the Delaware corporation as follows:

                  President: R. Stephen Beatty
                  Chief Executive Officer: R. Stephen Beatty
                  Treasurer: Thomas L. Frazer
                  Secretary: Elizabeth L. Scheer
                  Vice President:  Timothy J. Falla, Ph.D.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

     Shares of the Company's common stock are traded on the Over-the-Counter Bulletin Board (the "OTCBB"). During fiscal year 2000 and 2001, public trading transactions in the Company's common stock (as reported on the OTCBB) have fluctuated at low/high price ranges and average daily market volumes shown below. The low/high quotations described reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.


                 Q1 2000      Q2 2000      Q3 2000      Q4 2000      Q1 2001      Q2 2001      Q3 2001      Q4 2001
                 -------      -------      -------      -------      -------      -------      -------      -------

Low               $1.12        $1.06        $2.03        $1.25        $1.31        $0.90        $0.68        $0.60
High              $4.25        $2.65        $3.00        $3.87        $2.19        $1.34        $1.28        $1.08
Volume            5,698        8,348        7,330        2,292        2,366        6,552        5,013        5,494



Holders of Common Stock

     As of December 31, 2001 there were approximately 800 stockholders of record with respect to the Company's common stock. The Company estimates an additional 800 individuals hold Company common stock in "street name" in brokerage accounts.

Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. No dividends have been paid with respect to the common stock since the Company's inception, and no dividends are anticipated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

     In June 2001, the Company commenced the sale of six percent unsecured promissory notes pursuant to approval at its April 18, 2001 board meeting. The promissory notes, which are due as of June 30, 2002 contain warrants to purchase common shares equivalent to 25% of the principal amount of the notes, at an exercise price of $1.50 per share with such warrants having a term of ten years. Subsequent board of directors meetings increased from $1,200,000 to $2,750,000 notes authorized with an ending date for such offering of March 31, 2002. As of December 31, 2001 the Company raised proceeds of $1,980,000 and had recorded $216,100 in paid in capital from the issuance of 495,000 common stock purchase warrants, which is considered a debt discount. The effective interest rate on the outstanding promissory notes, when coupled to the valuation of the common stock purchase warrant incentives and debt issue cost was 16.9% for the year ended December 31, 2001.

     The proceeds of the October 1999 private offering provided the cash needed to fund Company operations through April 2001. As evidenced by the audited financial statements (Pages F-1 through F-17 herein) for the year ending December 31, 2001, the Company's financial position required further financing initiatives and during 2001 raised $1,980,000 in a private placement of convertible debt and common stock warrants. As of the date hereof, the Company believes that additional cash funding must be available by August 2002 to support operations at the present level and to provide for adequate resources for implementing future expansion of operations planned for the next twelve months. The activities projected for the next year are discussed below.

     In October, 1999, the Company completed a private placement of common stock and warrants to purchase common stock, conducted pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In this endeavor, the Company sold 2,890,643 shares of common stock to accredited investors as defined in Rule 501 under the Securities Act, generating proceeds to the Company of $1,923,130. The accredited status of each investor was established on a case-by-case basis through the use of an investor suitability questionnaire. The shares of common stock were sold in units, with each unit consisting of 150,000 shares of common stock and a warrant to purchase 150,000 shares of common stock. The warrants are exercisable at a price of $3.25 per share. For a period of three years, the warrants are callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $0.75 for the first year, $1.75 for the second year and $2.75 for the third year. To date, the Company has not exercised its option to call any of the outstanding warrants; nor have any of the warrants been exercised by the investors.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion in this annual report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations that involve risks and uncertainties. The Company's actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan," and similar words, although some forward-looking statements are expressed differently. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect on events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, prospects and results of operations.

Risk Factors

     The Company has a history of net losses. The Company expects to continue to incur net losses and may not achieve or maintain profitability. The Company's limited operating history may make it difficult to evaluate its business and an investment in its common stock.

     The Company is a development stage Company, in a pre-clinical stage of research, and has a limited operating history upon which an investor may evaluate operations and future prospects. The Company has incurred a cumulative operating loss of approximately $7,551,765 from inception (November 7, 1988) through December 31, 2001. The Company expects to make substantial expenditures to further develop and commercialize its product candidates and expects that its rate of spending will accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of its lead candidates, potential clinical trials, regulatory approvals and commercialization of its antimicrobial peptide technologies. In the long-term, the Company will endeavor to identify lead compounds demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. In the near-term, the Company expects revenues to be derived from the non-pharmaceutical license of proprietary compounds for development in applications not requiring FDA approval, such as cosmetics and commercial disinfectants. However, the Company's revenue and profit potential is unproven and its limited operating history makes future operating results difficult to predict. Consequently, an investment in the Company's common stock must be considered in light of the risks and uncertainties that may be encountered by a development stage biotechnology Company, including the need for substantial capital to support the development of its products and technologies and its ability to manage growth.

The Company will need to develop strategic alliances with third parties to develop, test and produce commercially viable products from its antimicrobial peptide technologies.

     A key element of the Company's strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies and other biotechnology companies. The Company also plans to explore collaborations with non-pharmaceutical companies and opportunities for incorporating the Company's antimicrobial peptides into non-clinical applications such as cosmetics and biosides. The Company has only recently begun to seek these strategic business alliances. Although the development of such alliances is one of the Company's objectives, there can be no assurance that the Company will succeed in attracting substantial collaborative partners who can materially assist in the development and commercialization of the Company's technology. The development of commercially viable products from the Company's technology will likely require the technical collaboration and financial assistance of other, significantly larger third parties, to bear most of the costs of pre-clinical and clinical testing and regulatory approval prior to commercial sale. Even if the Company is successful in attracting collaborative partners and those collaborations yield commercially viable products, the Company's receipt of revenues will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic business partners. Further, there can be no assurance that the Company's interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement the Company may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of the Company's products will have a material adverse effect on its business, operating results and financial condition.

The Company may continue to need significant amounts of additional capital, which may not be available on favorable terms.

     The Company may need to raise significant amounts of additional capital. The Company's future capital requirements will be substantial and will depend on many factors, including the pace of its research and development efforts, its ability to identify pharmaceutical and non-pharmaceutical applications for its antimicrobial peptide compounds, its ability to enter into collaboration agreements and receive government grants (if any), the amount and timing of payments under such agreements and grants, the level and timing of its research and development expenditures, and other factors. If the Company is unable to raise sufficient additional capital it will have to curtail or cease operations.

     Because of the specialized nature of the Company's business, the termination of relationships with key management and scientific personnel or the inability to recruit and retain additional personnel could prevent the Company from developing its technologies, conducting clinical trials and obtaining financing.

     The Company is highly dependent upon several key individuals, including R. Stephen Beatty, Dr. Timothy Falla, Chief Scientific Officer, and Dr. Robert E.W. Hancock, consultant to the Company and international authority on antimicrobial peptides and their development for commercial application, all of whom have played a critical role in the Company's research and development programs, raising financing and conducting initial trials of its antimicrobial technologies. Additionally, the Company employs several scientific personnel with significant and unique experience in the antimicrobial peptide field, some of whom may not be replaceable. The loss of the services of these key members of management or scientific personnel may prevent the Company from achieving its business objectives.

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

     Although the Company has been developing the antimicrobial peptide technology since 1987, it remains a development stage Company and to date has generated no material revenue from product sales. The Company's strategic plan contemplates the development of both pharmaceutical and non-pharmaceutical products and applications for its proprietary compounds. However, there can be no assurance that products will be commercialized in either field as a result of continued development programs or from joint efforts with any future collaborative partner. The failure to develop safe, commercially viable pharmaceutical or non-pharmaceutical applications for the Company's technology will have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company faces significant competition in its attempts to develop applications of its antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. The Company expects that competition in development of products analogous to its antimicrobial peptide technology to intensify. The Company's competitors may succeed in developing products earlier than it does, entering into successful collaborations before the Company, obtaining approvals from the U.S. Food and Drug Administration or other regulatory agencies for such products before the Company, or developing products that are more effective than those the Company develops or proposes to develop. The success of any one competitor in these or other manners will have a material adverse effect on the Company's business, operating results and financial condition.

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

     Issued patents may not provide commercially meaningful protection against competitors. Other companies or entities may challenge the Company's or any prospective collaborators' patents or independently develop products that could result in an interference proceeding in the Patent and Trademark Office or a legal action. In the event any single researcher or institution infringes upon the Company's or a prospective collaborators' patent rights, enforcing these rights may be difficult and can be time-consuming. Others may be able to design around these patents or develop unique products providing effects similar to the Company's products. In addition, others may discover uses for the Company's antimicrobial peptide technology, and these other uses may be separately patentable. Even if the Company has a patent claim on a particular antimicrobial peptide technology, the holder of a patent covering the use of that technology could exclude the Company from selling a product that is based on the same use of that technology. In addition, with respect to certain of the Company's patentable inventions, the Company may decide not to pursue patent protection outside the United States, both because management does not believe it is cost effective and because of confidentiality concerns. Accordingly, the Company's international competitors could develop and receive foreign patent protection for antimicrobial peptide technologies for which the Company has or is seeking U.S. patent protection. Failure of any of the Company's issued patents to provide meaningful protection against competition, or success by a competitor in the manner described, will have a material adverse effect on the Company's business, operating results and financial condition.

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

Plan of Operation

     The Company's general plan of operation during its continuing developmental phase is outlined in Item 1 of Part I of this Report and in Exhibit 13.1 (2000 Annual Report on Form 10-KSB/A) incorporated herein by reference.

     During 2001, the Company continued to pursue achievement of the goals set forth in the Near Term Strategic Operating Plan that it adopted in 1999. Progress made to date toward full implementation of the plan and activities projected for the next year are discussed below.

     The proceeds of the October 1999 private offering were projected to be adequate to fund projected Company operations through April 2001. As evidenced by the audited financial statements (Pages F-1 through F-17 herein) for the year ending December 31, 2001, the Company's financial position required further financing initiatives to continue the planned operating program. During 2001, the Company raised $1,980,000 in a private placement of convertible debt and common stock warrants. At this time, the Company estimates that its existing cash reserves are sufficient to satisfy its cash requirements for the next five months and that it will be required to raise additional capital to fund operations in the next twelve months.

The Company relocated its corporate headquarters from Louisiana to Bothell, Washington. Operations were expanded, office and laboratory space was leased, and additional research and administrative personnel retained. Additional funding initiatives will be required in 2002 to support such expanded operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

     During 2001, the Company continued to pursue achievement of the goals set forth in the Near Term Strategic Operating Plan that it adopted in 1999. Progress made to date toward full implementation of the plan is discussed below.

     (1) The private placement of convertible debt and common stock warrants begun in June 2001 and terminating in March 2002 raised $1,980,000 through December 31, 2001 to fund operations at FY 2001 budget level through March 2002.

     (2) The October 1999 private offering raised approximately $2,000,000 to fund operations at the planned FY 2000 budget level.

     (3) A key element of the original strategic plan was the creation of a prominent Scientific Advisory Board (SAB). The SAB was fully staffed during 2001. It held several meetings to assist in establishment of the scientific plan for the Company and to assist Company personnel in focusing their research and marketing efforts on near and short term revenue opportunities.

     (4) In June 2001 the Company hired a Chief Scientific Officer and shortly thereafter retained two experienced scientists as corporate employees. Through the services of such individuals, the Company will endeavor to promote its proprietary peptides, further refine its understanding of the mechanisms of those technologies, and develop commercially viable avenues for the utilization of these technologies.

     (5) The University of British Columbia and the Company entered into an exclusive twenty-year worldwide license agreement effective October 1, 2001. Such agreement provides for the manufacture, distribution, marketing, and sale of products derived or developed from the licensed antimicrobial peptides owned by UBC. These peptides were discovered through research conducted by R. E. W. Hancock, Ph.D., professor in the Department of Microbiology and Immunology at the University of
          British Columbia. Dr. Hancock is an internationally recognized authority on anti-microbial peptides who holds numerous patents describing their composition and use as novel anti-bacterial, anti-fungal, and anti-viral agents. This license agreement provides the Company with a diversity of peptides and the Company believes it is advantageous to increase the diversity of its library of lead compounds.

     (6) During the year 2000, the Company completed an extensive in-vitro assay of its entire library of proprietary peptide compounds. These studies, conducted in outside contract research laboratories, corroborated the results of earlier research from 1987 to 1999 and provided data valuable in the preparation of additional patent applications and for use in technical presentations to prospective strategic alliances in the pharmaceutical community. Various lead compounds for the different potential applications of antimicrobial peptides have been identified from among both the initial Helix proprietary compounds as well as those peptides in-licensed from the University of British Columbia. The Company continues in-vivo testing as the next step in selecting final lead compounds for clinical testing and/or out-licensing to pharmaceutical or other health care companies.

     (7) The filing and prosecution of patent applications continued. As of December 31, 2001 the Company's total investment in legal costs, fees, and acquisition of patent rights associated with developing its patent estate had increased to $613,476 from a level of $559,859 at year end 2000. The completion of recent patent applications, covering work at TPI on the "third generation" antimicrobial peptides, has been an important addition to the Company's patent estate.

     (8) The Company continued efforts to develop collaborative partnerships and strategic alliances. During the past year numerous technical presentations were made, and this has developed into on-going dialog and deliberations with several significant prospects for licenses and/or other partnering alliances.

     (9) The Company sought to better position itself in the market so as to obtain access to additional capital. Accordingly, in 2000 the Company presented itself to and sought expert advice from two consulting groups with extensive experience in assisting start-up and developing high technology companies in the areas of strategic and financial planning. These two groups are (i) The Paisley Group, LLC; and (ii) Dunsford Hill Capital Partners, Inc. These consulting groups have worked together with the Company in developing both an interim funding initiative and a longer term financing program for the Company. As more fully described in Item 12(d) below, both groups entered into consulting agreements with the Company in October 2000, which consulting agreements were subsequently amended in May 2001.

     The Company anticipates that it will continue its established program of research and development through the use of in-vivo testing to establish lead compounds for selected applications with apparent commercial promise. This research will emphasize those properties of the Company's antimicrobial peptide technologies that demonstrate promise in commercially viable applications. In particular, the Company will emphasize areas of research that appear to show promise for the formulation and delivery of prescription pharmaceuticals to treat a wide-ranging selection of diseases. Such formulations and delivery mechanisms are expected to include compounds designed to enhance the efficacy of treatment of the cystic fibrous lung and development of novel wound healing compounds. Additionally, the Company expects to continue its work to develop commercially viable non-drug applications of its antimicrobial peptide technologies, including but not limited to topical antiseptics, cosmetics and industrial biocides.

     The Company intends to actively evaluate its existing portfolio of proprietary technologies in an effort to determine which of these technologies the Company is best suited to commercially exploit internally. If the Company determines it does not have the internal capacity to exploit an existing opportunity, it will determine whether it is prudent to seek out third parties who may be interested in licensing the Company's technology. The Company believes that such licensing efforts may generate the potential for both near-term and long-term revenues, and may initiate contacts with strategic partners.

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

Item 7. Financial Statements

Please see Pages F-1 through F-19,

The following Financial Statements are filed as part of this report:

                                                                     Page
                                                                     ----

    Report of Independent Certified Public Accountants...........     F-1
    Balance sheet as of December 31, 2001........................     F-2
    Statement of Operations for the periods ending
        December 31, 2000 and December 31, 2001 and
        for the period from inception (November 7, 1988)
        to December 31, 2001.....................................     F-3
    Statement of Stockholders, Equity (Deficit) for the
        period from inception (November 7, 1988) to
        December 31, 2001........................................   F-4 to F-9
    Statements of Cash Flows for the period from inception
        (November 7, 1988) to December 31, 2001..................  F-10 to F-11
    Notes to Financial Statements................................  F-12 to F-19

All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     The financial statements should be read in connection with a review of the Company's audited financial statements for the fiscal year ended December 31, 2001 and the unaudited statements for the quarterly periods ending March 31, 2001, June 30, 2001, and September 30, 2001. All of these prior period statements are incorporated herein by reference as part of Exhibits 13.1, 13.3, 13.4, and 13.5, respectively.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

(a) The Directors and officers of the Registrant as at December 31, 2001 are as follows:

Name:      R. STEPHEN BEATTY
Age:       52
Position:  President & CEO, Director
Tenure as Officer or Director:  May 28, 1999 to September 30, 1999 as Director
                                (and Consultant); October 1, 1999 to present, as President & CEO and Director

Name:      RANDALL L-W. CAUDILL, Ph.D.
Age:       54
Position:  Director
Tenure as Officer or Director:  December 11, 2001 to present (and Corporate
                                Consultant from October 27, 2000 to present)

 Name:     THOMAS L.  FRAZER
Age:       56
Position:  Vice President--Treasurer & Director
Tenure as Officer or Director:  October 27, 1994 to September 30, 1999 as VP and
                                Director; October 1, 1999 to December 11, 2001, as Treasurer & Director; December 11, 2001 to present as Treasurer

Name:      RALPH KATZ
Age:       44
Position:  Director (and Corporate Consultant)
Tenure as Officer or Director:  May 12, 1999 to present as Director (and
                                Corporate Consultant until May, 2001)

 Name:     JEFFREY A.  MILLER, Ph.D.
Age:       53
Position:  Director (and Corporate Consultant)
Tenure as Officer or Director:  May 12, 1999 to present as Director (and
                                Corporate Consultant until May, 2001)

Name:      CARLYN J. STEINER, J.D.
Age:       56
Position:  Director
Tenure as Officer or Director:   December 29, 2000 to present

Name:      TIMOYHY J. FALLA, PH.D.
Age:       36
Position:  Vice President, Chief Scientific Officer
Tenure as Officer or Director:  December 11, 2001 to present as Officer;
                                June 15, 2001 to present as Chief Scientific
                                Officer

Name:      ELIZABETH L.  SCHEER
Age:       50
Position:  Vice President
Tenure as Officer or  Director: October 1, 1999 to Present as VP;  January  12,
                                1999 to December 29, 2000 as VP, Investor
                                Relations & Corporate  Communications,
                                Assistant Secretary; and December 29, 2000 to present as VP & Corporate Secretary

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

     DR. CAUDILL was elected the Company's Board of Directors in December 2001. Dr. Caudill has more than twenty years of experience in investment banking and is the founder and president of Dunsford Hill Capital Partners, a financial consulting firm serving early stage healthcare and technology companies. Dunsford Hill Capital Partners provides financial and management services to the Company. Prior to forming Dunsford Hill Capital Partners, Dr. Caudill was employed by Prudential Securities where he established and headed the firm's San Francisco investment banking practice. He also served as head of Prudential's Mergers and Acquisitions Department and was Co-head of Prudential's Investment Bank. Previously, Dr. Caudill held senior investment banking positions at the First Boston Corporation and at Morgan Grenfell, Inc. Dr. Caudill currently serves on the boards of VaxGen Inc., SBE Inc., RamGen Inc., Northwest Biotherapeutics and a number of not-for-profit entities. He received a master's degree in Public and Private Management from Yale University and a doctorate of philosophy from Oxford University where he was a Rhodes Scholar.

     MR. FRAZER, a practicing CPA, is a business executive in Baton Rouge, LA. He was a founding director of a commercial bank and has served on the board of directors of a number of business corporations. Until 1994, he was a major shareholder and chairman of the board of Fifth Generations, Inc., a computer software Company, which was subsequently acquired by Symantec, Inc. Mr. Frazer, is a professional consultant and expert in Company acquisitions, restructuring programs, and financial reorganizations. He is an active investor in a number of biotechnology and computer software companies. Mr. Frazer is a leader in various public and private community affairs in Baton Rouge, and currently serves as a member of the Board of Directors for the Pennington Biomedical Research Foundation. A long time Director of the Company, Mr. Frazer completed his term as a Director on December 28, 2001 but continues to serve as an Officer in the position of Vice President - Treasurer. He received M.S. and B.S. degrees in accounting from Louisiana State University.

     MR. KATZ is the President of KBR, Inc., a hedge fund. He has worked as a professional equity options trader and hedge fund manager for seventeen years. His work has frequently involved the evaluation of venture offerings and advice to venture investors. He is a principal in Katz-Miller Ventures, L.L.C., which provided financial consulting services to the Company in the past. See "Certain Relationships and Related Transactions." Mr. Katz, for his own account, is a substantial investor in the Company as well as other biotechnology companies and other high tech ventures.

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

     DR. MILLER, elected to the Company's Board of Directors in May 1999, is the CEO of two investment companies: Capital Market Research and New Arc
Investments, Inc. Capital Market Research performs contract research for professionals trading in futures and options on major exchanges and provides support and staff services to start-up companies engaged in research services. NewArc Investments, Inc. manages individual, partnership, and institutional investments. Dr. Miller, in conjunction with Mr. Katz, has also advised venture capital investors for the last five years. He is a principal in Katz-Miller Ventures, L.L.C., which provided financial consulting services to the Company in the past. See "Certain Relationships and Related Transactions." Dr. Miller holds a Ph.D. in Political Science (1975) from the University of Michigan. His academic background emphasizes public policy, administrative theory, economics and quantitative analysis.

     MRS. STEINER, J.D., is a member of the Paisley Group, LLC, which provides financial and management consulting services to the Corporation. Mrs. Steiner was elected to the Board of Directors in December, 2000. Mrs. Steiner graduated Cum Laude from Smith College with a Bachelor of Arts in 1967 and completed a Master of Arts degree in Political Science from the University of Chicago in 1971. In 1981 she graduated from the University Of Washington School Of Law with a J.D. and was a member of the Washington Law Review and received the Order of the Coif. In addition to her consulting practice, Ms. Steiner has served on various for-profit corporate and not-for-profit corporate boards in the Seattle area. Ms. Steiner's is the spouse of George Steiner, principal of The Paisley Group LLC, which is providing consulting services to the Company. See "Certain Relationships and Related Transactions."

     DR. FALLA serves as Vice President and Chief Scientific Officer. Dr. Falla joined the Company as Chief Scientific Officer in June 2001 and was appointed an Officer in December 2001. Prior to joining the Company, Dr. Falla was employed by IntraBiotics Pharmaceuticals, Inc. a Principal Scientist where he lead a multi-disciplinary scientific research team focused on antibacterial drug discovery and development. Prior to his tenure with IntraBiotics
Pharmaceuticals, Dr. Falla pursued post doctoral research fellowships at the University of British Columbia and the Antimicrobial Research Centre of Leeds involving the design and synthesis of recombinant antimicrobial peptides and the isolation of novel drug targets. Dr. Falla is responsible for developing the Company's science and technology and subsequent application to clinical and non-clinical products. Dr. Falla received his Bachelor of Science in Applied Biology from the University of Wales in 1989 and obtained his Ph.D. in Molecular Biology of Infectious Disease from Oxford University and the University of Wales in 1993.

     MRS. SCHEER is Vice-President of the Company and was appointed Corporate Secretary effective December 29, 2000. She obtained a Master of Business Administration from the University of New Orleans in 1997. Ms. Scheer has served as Executive Director for one of the largest Physician Hospital Organizations in the New Orleans area and has an extensive background in managed care (Health Maintenance Organizations). She has lectured extensively on healthcare funding, policy and management issues both locally and nationally. Ms. Scheer graduated from the University of Southwestern Louisiana in 1973 with a Bachelor of Science in Nursing and completed a Master of Nursing at Louisiana State University Medical Center in 1976.

(b)  Compliance with Section 16(a) of the Exchange Act

     No persons or entities holding the Company's securities or serving as Officers or Directors of the Company are subject to the reporting requirements of Section 16(a) of The Exchange Act.

Item 10.  Executive Compensation

                        SUMMARY ANNUAL COMPENSATION TABLE

                                                                        Bonus       Other Compensation
Name and Position                               Year       Salary       (stock)
R. Stephen Beatty ..........................    1998           --          --               --
   President & CEO                              1999         $56,100    None            Options(l)
                                                                                      $46,750 (stock)
                                                2000         $78,000    None            Options(2)
                                                                                      $10,468 (stock)
                                                2001       $139,000     None            Options(3)


Elizabeth L. Scheer ........................    1998           --          --               --
     Vice President and Secretary               1999         $52,100    None          $36,644 (stock)
                                                2000         $75,000    None            Options(4)
                                                                                      $25,441 (stock)
                                                2001        $107,500    None            Options(5)
                                                                                      $25,000 (fees)

-----------------------------
(1)  37,400 @ $1.25/share.
(2)  80,000 @ $0.70/share.
(3)  180,000 @ $1.50/share.
(4)  50,487 @ $0.70/share.
(5)  75,000 @ $1.50/share.

Director Compensation

     The five non-employee Directors of the Company are not compensated for their service with cash. In July 2001, the Board authorized the issuance of 15,000 warrants (vested immediately) at $1.50 exercise price as compensation for service. The warrant terms were for a period of ten years. For subsequent service in 2002 and beyond, non-employee Directors are eligible for an additional 15,000 warrants per year priced at the closing stock price on the last day of the year. The terms of the warrants were for 10 years and vest upon issuance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Present Ownership

     The following table sets forth, as of December 31, 2001, the stock ownership of each person known by the Registrant to be the beneficial and/or record owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Officers and Directors of the Registrant as a group:


                                                       Number
              Name and Address                       of Shares      Percent
-------------------------------------------------    ----------     --------


R. Stephen Beatty, President and Director............    25,000            *
   22122 20th Ave SE
   Bothell, WA  98021
Elizabeth L. Scheer, Vice President and Secretary....    25,250            *
    22122 20th Ave SE
    Bothell, WA  98021
Thomas L. Frazer, Vice President - Treasurer ........   266,436        5.18%
   7520 Perkins Rd. Suite 280
   Baton Rouge, LA 70808
Ralph Katz, Director.................................   297,487        5.78%
   c/o Helix BioMedix, Inc.
     22122 20th Ave SE
   Bothell, WA  98021
Jeffrey A. Miller, Director                             144,987        2.82%
   c/o Helix BioMedix, Inc.
     22122 20th Ave SE
   Bothell, WA  98021
Carlyn J. Steiner, Director..........................     2,500            *
   c/o Helix BioMedix, Inc.
     22122 20th Ave SE
   Bothell, WA  98021

Randall L-W. Caudill, Director.......................        --           --
   c/o Helix BioMedix, Inc
     22122 20th Ave SE
   Bothell, WA  98021
All Officers & Directors as a group..................   761,660       14.80%
                                                     ----------      --------

Keith P. Lanneau, Chairman until December 29,2000....   663,749       12.90%
   2151 East Lakeshore Drive
   Baton Rouge, LA 70808
Frank T. Nickell.....................................   450,000        8.75%
   320 Park Avenue, 24th Floor
   New York, NY 10022
Non-Affiliate Shareholders........................... 3,269,287       63.55%
                                                     ==========      ========
                  Total Shares Outstanding........... 5,144,696      100.00%
                                                     ==========      ========

* Less than 1%.


(b) Ownership Assuming Exercise or Conversion of all Options, Warrants, and Convertible Notes Outstanding at December 31, 2001 and Vesting (Earning) of all Bonus Shares for Which the Company is Contingently Obligated by Contract.


                                                      Number
              Name and Address                       of Shares       Percent
-------------------------------------------------    ----------      --------
R. Stephen Beatty, President and Director............   336,237        4.50%
     22122 20th Ave SE
     Bothell, WA 98021
Elizabeth L. Scheer, Vice President - Secretary......   150,737        2.02%
     22122 20th Ave SE
     Bothell, WA 98021
Thomas L. Frazer, Vice President - Treasurer.........   292,673        3.91%
     7520 Perkins Rd. Suite 280
     Baton Rouge, LA 70808
Timothy Falla, Vice President........................   100,000        1.34%
   22122 20th Ave SE
   Bothell, WA  98021
Ralph Katz, Director.................................   417,474        5.58%
       c/o Helix BioMedix, Inc
       22122 20th Ave SE
     Bothell, WA  98021
Jeffrey A. Miller, Director..........................   264,974        3.54%
      c/o Helix BioMedix, Inc
       22122 20th Ave SE
     Bothell, WA  98021
Carlyn J. Steiner, Director (1)......................   217,500        2.91%
      c/o Helix BioMedix, Inc
       22122 20th Ave SE
     Bothell, WA  98021

Randall Caudill, Director  (2).......................   250,000        3.34%
      c/o Helix BioMedix, Inc
       22122 20th Ave SE
     Bothell, WA  98021
All Officers & Directors as a group.................. 2,029,595       27.15%

Keith P. Lanneau, Chairman until December 29,2000....   668,736        8.94%
     2151 East Lakeshore Drive
     Baton Rouge, LA 70808
Frank T. Nickell.....................................   700,000        9.36%
     320 Park Avenue, 24th Floor
     New York, NY 10022
Non-Affiliate Shareholders........................... 4,078,258       54.55%
                                                     ==========      ========
                  Total Shares Outstanding........... 7,476,589       100.0%
                                                     ==========      ========

(1) Includes 200,000 shares beneficially owned by George Steiner, as principal of The Paisley Group, LLC
(2) Includes 200,000 shares beneficially owned by Dunsford Hill Capital Partners, Inc.

Item 12. Certain Relationships and Related Transactions

     The Company has entered into certain contractual agreements with the following parties:

 (a) With R. Stephen Beatty

     The Company entered into an Employment Contract with Mr. Beatty commencing January 1, 2000 and expiring June 30, 2001. This employment contract was attached as Exhibit 10-f to the Company's Annual Report for year ending December 31, 2000 and is incorporated by reference herein. The Company entered into new Employment Agreement with R. Stephen Beatty as President and Chief Executive Officer commencing July 1, 2001, and extending for a term of two years thereafter. The contract provides for payment of salary in cash and for stock options under the following terms: 1) the term for exercising existing options to acquire 120,000 shares of the Company's stock is extended to June 30, 2011; and 2) pursuant to the Company's 2000 Stock Option Plan, the Company granted an option to purchase 180,000 shares of common stock at $1.50 per share and expire on June 30, 2011. A copy of the July 1, 2001 Beatty Employment Agreement is attached hereto as Exhibit 10.1.

(b) With Elizabeth L. Scheer

     The Company entered into an Employment Contract with Ms. Scheer commencing January 1, 2000 and expiring June 30, 2001. This employment contract was attached as Exhibit 10-f to the Company's Annual Report for year ending December 31, 2000 and is incorporated by reference herein. The Company entered into an Employment Agreement with Elizabeth L. Scheer as Secretary and Vice President commencing July 1, 2001, and extending for a term of two years thereafter. The contract provides for payment of salary and signing bonus in cash and for stock options under the following terms: 1) the term for exercising existing options to acquire 45,5000 shares of the Company's stock is extended to June 30, 2011, and 2) pursuant to the Company's 2000 Stock Option Plan, the Company granted an option to purchase 75,000 shares of common stock at $1.50 per share. These options will vest in four equal installments and expire on June 30, 2011. A copy of the July 1, 2001 Scheer Employment Agreement is attached hereto as Exhibit 10.2.

(c) With Dr. Timothy Falla

     The Company entered into an Employment Agreement with Dr. Timothy Falla as Chief Scientific Officer commencing June 15, 2001, and extending for a term of two years thereafter. The contract provides for payment of salary in cash and for issuance of options, pursuant to the Company's 2000 Stock Option Plan, to purchase 100,000 shares of common stock at $1.50 per share. These options vest in four equal installments and expire on June 15, 2011. A copy of the June 15, 2001 Falla Employment Agreement is attached hereto as Exhibit 10.3.

(d) With Therapeutic Peptides Inc. (TPI)

     On September 5, 2001, the Company entered into a Licensing Agreement with TPI, whereby the Company grants to TPI, a non-exclusive license relating to three particular peptides and their use in topical, non-pharmaceutical skin care products. TPI's license is limited to the United States. The license extends to TPI's affiliates. In exchange for the non-exclusive license, TPI agrees to pay the Company graduated royalties based on gross sales generated from licensed products as follows: 2% of the first $25 million; 3% for the next $25 million up to $50 million; $4% for sales of $50 million and above. TPI also agrees to pay minimum royalties as follows: first 30 months - $0; months 31 to 42 - $10,000; months 43 to 54 - $10,000; months 55 to 66 - $25,000; each additional 12 months
- $50,000. A copy of the Licensing Agreement is attached hereto as Exhibit 10.4.

(e) With University of British Columbia

     The Company entered into a License Agreement ("License") with the University of British Columbia ("UBC") commencing October 1, 2001 whereby UBC grants to the Company an exclusive worldwide License to use and sublicense certain defined "Technology" and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The License extends to the Company's affiliates. In exchange for the exclusive, worldwide License, the Company agrees to pay UBC a royalty comprised of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agrees to pay graduated minimum annual royalties of $10,000, $20,000 and $25,000 beginning with the 5th, 6th, 7th and all subsequent anniversaries of the Commencement Date of the License Agreement respectively. Additionally, the Company agrees to issue to UBC or its nominee, 97,500 shares of the Company's common stock and options to purchase up to 152,500 shares of common stock at the exercise price of US $1.50 per share. The options have a term of ten years. A copy of the original License Agreement is attached hereto as Exhibit 10.5.

(f) With Katz- Miller Ventures, LLC

     The Company entered into a consulting agreement with Katz-Miller Ventures, LLC, Ralph Katz and Jeffrey A. Miller commencing October 1, 1999. The original consulting agreement was attached as Exhibit 10-b to the Company's Annual Report for the year 2000 and is herein incorporated by reference. In May 2001, the Company entered into an Amended and Restated Consulting Agreement with Katz-Miller Ventures, LLC ("Katz-Miller"), Ralph Katz and Jeffrey A. Miller. Katz-Miller is a former consultant to the Company. Mr. Katz and Mr. Miller are directors of the Company. The Amended and Restated Consulting Agreement terminates the prior consulting agreement, and modifies the terms of compensation for services rendered under the prior agreement by providing for a cash payment of $80,000, a short term loan of $80,000, and issuance of warrants to purchase shares of common stock as follows: 1) 50,000 at $1.50; 2) 50,000 at $3.00; 3) 50,000 at $4.50 and 4) 50,000 at $6.00. All warrants vested upon issuance and will expire on June 30, 2011. As of this date, the Company has paid Katz-Miller $80,000 and issued Katz-Miller 280,000 shares of its common stock and 200,000 warrants as described above. A copy of the Amended and Restated Consulting Agreement with Katz-Miller Ventures, LLC is attached hereto as
Exhibit 10.6.

(g) With Dunsford Hill Capital Partners, Inc.

     The Company first entered into a Consulting Agreement with Dunsford Hill Capital Partners, Inc. in October, 2000. The original consulting agreement was attached as Exhibit 10-j to the Company's Annual Report for the year 2000 and is herein incorporated by reference. On May 30, 2001, the Company entered into an Amended and Restated Consulting Agreement ("Amended Agreement") with Dunsford Hill Capital Partners, Inc., restating in part and modifying in part the prior consulting agreement. Dunsford Hill Capital Partners is owned and controlled by Randall L-W. Caudill, Ph.D. Dr. Caudill was elected to the Company's Board of Directors in December 2001. Under the Amended Agreement and the prior consulting agreement, Dunsford Hill Capital Partners provides consulting services to the

Company on strategic, management and financial issues. Dunsford Hill Capital Partners frequently cooperates or affiliates in business matters with the Paisley Group and its principal, George M. Steiner. The Amended Agreement modifies certain compensation terms of the earlier agreement. Under the Amended Agreement, the Company agrees to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. As of this date, the Company has issued to Dunsford Hill Capital Partners warrants to purchase 80,000 shares of common stock, and is obligated to issue warrants for an additional 120,000 shares of common stock. A copy of the Amended Agreement with Dunsford Hill Capital Partners, Inc. is attached hereto as Exhibit 10.7.

(h) With Paisley Group, LLC

     The Company first entered into a Consulting Agreement with the Paisley Group, LLC. in October, 2000. The original consulting agreement was attached as
Exhibit 10-i to the Company's Annual Report for the year 2000 and is herein incorporated by reference. On May 30, 2001, the Company entered into an Amended and Restated Consulting Agreement ("Amended Agreement") with the Paisley Group, LLC., restating in part and modifying in part a prior agreement. George M. Steiner is the principal of the Paisley Group, and his spouse, Carlyn J. Steiner, is a Director of the Company. The Paisley Group has provided the Company with financial consulting services including consulting in conjunction with the 2001 Private Placement. The Amended Agreement modifies certain compensation terms of the earlier agreement. Under the Amended Agreement, the Company agrees to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. As of this date, the Company has issued to the Paisley Group warrants to purchase 80,000 shares of common stock, and is obligated to issue warrants for an additional 120,000 shares of common stock. A copy of the Amended Agreement with the Paisley Group, LLC is attached hereto as Exhibit 10.8.

(i) With Robert E.W. Hancock, Ph.D.

     On June 18, 2001, the Company entered into a Consulting Agreement with Dr. Robert E.W. Hancock, Ph.D., engaging Dr. Hancock as expert consultant in the area of antimicrobial peptides, as a member of the Company's Scientific Advisory Board ("SAB") for a period of three years and additionally engaging Dr. Hancock's services to assist the Company in its efforts to license certain intellectual property from the University of British Columbia. Dr. Hancock is the lead investigator and inventor of the UBC patents and patent applications. Dr. Hancock's Consulting Agreement generally provides for compensation in cash and in the form of warrants as follows: 1) For each year of service on the SAB, the Company grants a warrant to purchase 10,000 shares of common stock with a purchase price of $1.50 and a ten year term, and 2) upon execution of a license agreement with the University of British Columbia, the Company grants a warrant to purchase up to 250,000 shares of common stock at a purchase price of $1.50 with a ten year term. These warrants vest in six equal installments every six months after the trigger date. A copy of the Hancock Consulting Agreement is attached hereto as Exhibit 10.9.

(j) With Keith P. Lanneau

     In the last two years, the Company has entered into several agreements with Keith Lanneau, the Company's founder and former Chairman of the Board. In September, 1999, the Company and Mr. Lanneau entered into an Agreement to Restructure Debt whereby Mr. Lanneau agreed to restructure certain debt owed him by the Company Under the Agreement to Restructure Debt, Mr. Lanneau agreed to cancel a $ 462,218 convertible promissory note payable upon demand, and to accept substitution therefore of three (3) promissory notes totaling $489,462 in the aggregate, each in the principal amount of $163,154, with maturities of one, two, and three years respectively. As of the date of this filing, the Company has paid the principal amount of the first and second due of the three notes along with interest accrued on all of the notes. The Agreement to Restructure Debt, dated September 30, 1999, was filed as Exhibit 10-c with the Company's Annual Report for fiscal year ending December 31, 2000 and is herein incorporated by reference.

     At the Annual Meeting of the Shareholders on December 15, 2000 Mr. Lanneau, as a major shareholder of the Company, voted all of his shares in favor of the proposed Merger, whereby he would cease to be an officer or director of the Company after December 28, 2000. To define Mr. Lanneau's continuing and future role in supporting the Company, on December 29, 2000 the Company and Mr. Lanneau entered into an Agreement that provided in pertinent part: (i) that Mr. Lanneau would grant options to the Company for the purchase from him of blocks of the Company's common stock owned by him; (ii) that maturity dates would be extended on the three promissory notes of the Company payable to him in the aggregate principal amount of $489,462; (iii) that Mr. Lanneau's full time employment by the Company would terminate on June 30, 2001; and (iv) that contemporaneously with this agreement, the Company and Mr. Lanneau would enter into a separate Consulting Agreement whereby Mr. Lanneau would, on a part time basis, provide consulting services to the Company for a period of two years. The Company did not elect to exercise any of the options granted the Company under this agreement, and all options granted under the agreement have now expired. The December 29, 2000 Agreement was filed as Exhibit 10-k with the Company's Annual Report for fiscal year ending December 31, 2000 and is herein incorporated by reference.

     Consistent with the December 29, 2000 Agreement, Mr. Lanneau's employment contract terminated effective June 30, 2001, and Mr. Lanneau continues to provide technical consulting services to the Company pursuant to a two-year Consulting Agreement dated December 29, 2000. Pursuant to the Consulting
Agreement, Mr. Lanneau receives a monthly retainer of $5,000. The Consulting Agreement, was filed as Exhibit 10-l with the Company's Annual Report for fiscal year ending December 31, 2000 and is herein incorporated by reference.

(k) With Henry L. Niman

     The Company entered into a consulting agreement on scientific issues with Dr. Henry L. Niman commencing October 1, 1999. The agreement was amended and extended from time to time. The consulting agreement was terminated as of June 30, 2001. The Company paid Dr. Niman in full satisfaction of the consulting agreement and issued to Dr. Niman 25,000 shares of common stock in 2001. The Consulting Agreement was filed as Exhibit 10-d with the Company's Annual Report for fiscal year ending December 31, 2000 and is herein incorporated by reference.

(l) With Beatty Finance, Inc.

     In November, 1999, the Company entered into an Administrative Services, Financial Management and Office Sharing Agreement with Beatty Finance, Inc., a Company related to the President and CEO of the Company. Pursuant to this agreement, the Company maintained its principal office at the offices of its President in New Orleans, Louisiana from January 1, 2000 and through December 31, 2000. The contract called for monthly payments of $7,500 and additional amounts to be billed for telephone expenses. For the year ended December 31, 1999, the Company paid $5,333 in cash and 37,400 shares of the Company's common stock to Beatty Finance Inc. as reimbursement for past consulting services provided.

     A copy of the contract was attached to the Company's Annual Report for 2000 as Exhibit 10-h, and is herein incorporated by reference.

     In May 2001, the Company entered into an Amended and Restated Administrative Services, Financial Management and Office Sharing Agreement with Beatty Finance, Inc., under which the Company contracted for administrative services, office space and financial management services for a flat fee of $25,000. This agreement terminated on September 30, 2001 when the Company moved its headquarters to Bothell, Washington. A copy of the agreement is attached as
Exhibit 10.1.

(m)  Lease

     Commencing September 1, 2001, the Company entered into a four-year real property lease for the purpose of providing office, warehouse and laboratory facilities for the Company's corporate headquarters in Bothell, Washington. The lease will terminate August 31, 2005. The Company pays a base monthly rent of $3,463 for the first twelve months of the lease. A copy of the Lease is attached herein as Exhibit 10.11.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    Exhibit                                       Description and Location
      No.
       4     Shareholder Information Packet and Proxy
   10.1      July 1, 2001 Beatty Employment Agreement
   10.2      July 1, 2001 Scheer Employment Agreement
   10.3      June 15, 2001 Falla Employment Agreement
   10.4      September 5, 2001 TPI Licensing Agreement
   10.5      October 1, 2001 University of British Columbia License Agreement
   10.6      October 1, 1999 Amended and Restated Consulting Agreement with
             Katz Miller Ventures, LLC
   10.7      May 30, 2001 Amended and Restated Consulting Agreement with
             Dunsford Hill Capital Partners
   10.8      May 30, 2001 Amended and Restated Consulting Agreement with the
             Paisley Group, LLC
   10.9      June 18, 2001 Hancock Consulting Agreement
   10.10     May, 2001 Beatty Finance, Inc. Amended and Restated Administrative
             Services, Financial Management and Office Sharing Agreement
   10.11     Lease
   13.1      Registrant's Form 10-KSB for the Year Ended December 31, 1999
             Incorporated by Reference to Form 10-KSB (Year End, 1999) and
             filed by Registrant with the SEC (File  No. 33-20897-D) on
             April 14, 2000.
   13.2      Registrant's  form  10-KSB/A  for the Year Ended  December  31,
             2000,  Incorporated  by Reference to Form  10-KSB/A  (Year End,
             2000)  and  filed  by   Registrant   with  the  SEC  (File  No.
             33-20897-D) on May 18, 2001.
   13.3      Registrant's  Form 10-QSB for the Quarter Ended March 31, 2001
             Incorporated by Reference to Form 10-QSB (First Quarter,  2001)
             filed by Registrant  with the SEC (File  No. 33-20897-D) on
             May 18, 2001.
   13.4      Registrant's  Form 10-QSB for the Quarter Ended June 30,  2001
             Incorporated by Reference to Form 10-QSB (Second Quarter, 2001)
             filed by Registrant with the SEC (File  No. 33-20897-D)
             on August 13, 2001.
   13.5      Registrant's  Form 10-QSB for the Quarter Ended September 30, 2001
             Incorporated  by Reference to Form 10-QSB (Third  Quarter, 2001)
             filed by  Registrant  with the SEC (File  No. 33-20897-D) on
             November 13, 2001.
   22        Proxy Statement and Solicitation October 19, 2001.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Registrant: HELIX BIOMEDIX, INC.



Date:  29, 2002                               By: /s/ THOMAS L. FRAZER
                                                  ---------------------
                                                    Thomas L. Frazer,
                                                        Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:        /s/ R. STEPHEN BEATTY             Date: March 29, 2002
    --------------------------------
             R. Stephen Beatty
       Director and President -- CEO

By:        /s/ JEFFREY A. MILLER             Date: March 29, 2002
    ---------- ---------------------
            Jeffrey A.  Miller
                 Director

By:      /s/ RANDALL L.-W. CAUDILL           Date: March 29, 2002
    --------------------------------
           Randall L-W. Caudill,
                       Director

                              HELIX BIOMEDIX, INC.
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2001

                                    CONTENTS


                                                                   Page
                                                                   ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                            F-1

BALANCE SHEET                                                       F-2

STATEMENTS OF OPERATIONS                                            F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                F-4 to F-8

STATEMENTS OF CASH FLOWS                                         F-9 to F-11

NOTES TO FINANCIAL STATEMENTS                                    F-12 to F-19

Comiskey & Company, Professional Corporation




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Helix BioMedix, Inc.
Bothell, Washington


We have audited the accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the years ended December 31, 2001 and 2000, and for the period from inception (November 7, 1988) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. as of December 31, 2001, and the results of its operations, cash flows, and changes in its stockholders' equity (deficit) for the year ended December 31, 2001 and 2000, and for the period from inception (November 7, 1988) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Footnote 8, the Company has incurred substantial losses leading to significant working capital and equity deficits. These and other conditions have created substantial doubt about the Company's ability to continue as a going concern. Management's assessment of these conditions and its plans to alleviate them are also described in Footnote 8. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
February 1, 2002

                                                    /s/ Comiskey & Company, P.C.
                                                    ----------------------------
                                                    PROFESSIONAL CORPORATION

                    Certified Public Accounts and Consultants
             789 Sherman Street, Suite 440        Denver, CO 80203

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001


         ASSETS
     CURRENT ASSETS
    Cash                                                       $   401,045
    Prepaid expenses                                                28,989
                                                               -----------

        Total current assets                                       430,034

PROPERTY AND EQUIPMENT
    Machinery and equipment                                        186,008
    Furniture and fixtures                                          10,627
    Leasehold improvements                                          27,324
                                                               -----------
                                                                   223,959
        Less: accumulated depreciation                               9,828
                                                               -----------

                                                                   214,131
OTHER ASSETS
    Deposits and long-term prepaids                                 29,830
    Antimicrobial technology (net)                                  87,500
    Licensing agreement (net)                                       61,391
    Patents pending and approved (net)                             516,844
                                                               -----------

                                                                   695,565

        Total assets                                           $ 1,339,730
                                                               ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable - related party                           $     4,500
    Payroll taxes payable                                           13,390
    Accrued interest payable                                        45,196
    Notes payable - related parties                                163,154
    Notes payable (net of unamortized discount and
       issue costs of $130,407)                                  1,849,593
                                                               -----------

        Total current liabilities                                2,075,833

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.001 par value, 2,000,000 shares
        authorized, no shares issued or outstanding                   --
    Common stock, $0.001 par value, 25,000,000 shares
        authorized, 5,144,696 shares issued and outstanding          5,145
    Additional paid-in capital                                   6,819,415
    Deficit accumulated during the development stage            (7,560,663)
                                                               -----------

                                                                  (736,103)

        Total liabilities and stockholders' equity (deficit)   $ 1,339,730
                                                               ===========


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
      For the Period from Inception (November 7, 1988) to December 31, 2001


                                                              For the year ended
                                            Inception            December 31,
                                           to December     --------------------------
                                             31, 2001         2001           2000
                                            -----------    -----------    -----------

REVENUE                                     $    19,500    $      --      $      --

OPERATING EXPENSES
   Research and development                   2,158,649        212,100        261,074
   Amortization                                 234,785         42,523         38,074
   Accounting, legal and professional         1,113,649        227,426        519,499
   Advertising                                   13,566           --             --
   Consulting fees                            1,878,094        557,261        618,485
   Office expense                               212,433         15,874          6,052
   Other general and administrative costs     1,340,155        830,938        410,077
                                            -----------    -----------    -----------

       TOTAL OPERATING EXPENSES               6,951,331      1,886,122      1,853,261
                                            -----------    -----------    -----------

       NET LOSS FROM OPERATIONS              (6,931,831)    (1,886,122)    (1,853,261)

OTHER (INCOME) EXPENSE
   Gain on settlement of lawsuit                (48,574)          --             --
   Interest expense                             755,773        198,468         49,884
   Interest income                              (78,367)        (5,783)       (50,322)
                                            -----------    -----------    -----------

                                                628,832        192,685           (438)
                                            -----------    -----------    -----------

       NET LOSS                             $(7,560,663)   $(2,078,807)   $(1,852,823)
                                            ===========    ===========    ===========


       BASIC NET LOSS PER SHARE             $     (4.43)   $     (0.41)   $     (0.38)
                                            ===========    ===========    ===========

       WEIGHTED AVERAGE
           SHARES OUTSTANDING                 1,706,837      5,047,477      4,856,790
                                            ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from Inception (November 7, 1988) to December 31, 2001


                                         Common Stock
                                  --------------------------   Additional     Deferred                  Stockholders'
                                    Number                       Paid-in     Compensation  Accumulated    Equity
                                  of Shares        Amount        Capital        Costs        Deficit     (Deficit)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Initial capitalization,
November 7, 1988                    1,000,000    $    66,486   $      --     $      --     $      --    $    66,486

Restated for recapitalization
of the private company               (370,000)          --            --            --            --           --

Net loss for the period
ended December 31, 1988                  --             --            --            --        (217,271)    (217,271)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1988            630,000         66,486          --            --        (217,271)    (150,785)

Reverse acquisition of
Helix BioMedix, Inc. by
Cartel Acquisitions, Inc.,
March 20, 1989                        151,262        855,292          --            --            --        855,292

Net loss for the year
ended December 31, 1989                  --             --            --            --        (705,641)    (705,641)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1989            781,262        921,778          --            --        (922,912)      (1,134)

Net loss for the year
ended December 31, 1990                  --             --            --            --        (267,541)    (267,541)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1990            781,262        921,778          --            --      (1,190,453)    (268,675)

Net loss for the year
ended December 31, 1991                  --             --            --            --        (206,878)    (206,878)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1991            781,262        921,778          --            --      (1,397,331)    (475,553)

Issuance of stock for services
rendered, December 1992,
$2.50 per share                         5,600         14,000          --            --            --         14,000

Net loss for the year
ended December 31, 1992                  --             --            --            --        (191,053)    (191,053)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1992            786,862        935,778          --            --      (1,588,384)    (652,606)

Issuance of stock for
services rendered, May 1993
$5.00 per share                         8,000         40,000          --            --            --         40,000

Issuance of stock in partial
settlement of accounts payable,
May 1993, $5.00 per share               4,000         20,000          --            --            --         20,000


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period from Inception (November 7, 1988) to December 31, 2001

                                   (CONTINUED)

                                         Common Stock
                                  --------------------------   Additional     Deferred                  Stockholders'
                                    Number                       Paid-in     Compensation  Accumulated    Equity
                                  of Shares        Amount        Capital        Costs        Deficit     (Deficit)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Issuance of stock for debt
conversion, September 1993,
$2.50 per share                       184,000    $   460,000   $      --     $      --     $      --    $   460,000

Issuance of stock for current
and prior services rendered,
December 1993, $2.50 per share          9,490         23,724          --            --            --         23,724

Fractional shares issued
in connection with 1 for
500 reverse stock split                    29           --            --            --            --           --

Net loss for the year
ended December 31, 1993                  --             --            --            --        (222,049)    (222,049)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1993            992,381      1,479,502          --            --      (1,810,433)    (330,931)

Issuance of stock for cash,
March and December 1994,
$2.50 per share                        16,000         40,000          --            --            --         40,000

Net loss for the year
ended December 31, 1994                  --             --            --            --        (172,503)    (172,503)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1994          1,008,381      1,519,502          --            --      (1,982,936)    (463,434)

Issuance of stock for debt
conversion, April 1995,
$2.50 per share                        41,732        104,331          --            --            --        104,331

Issuance of stock for debt
conversion, April 1995,
$2.41 per share                        80,000        192,943          --            --            --        192,943

Issuance of stock for cash,
April 19, 1995,
$2.50 per share                         4,800         12,000          --            --            --         12,000

Issuance of stock for debt
conversion, September 1995,
$2.50 per share                        14,731         36,828          --            --            --         36,828

Issuance of stock consideration
in cooperative endeavor
agreement, November 10, 1995           10,000         25,000          --            --            --         25,000

Issuance of stock options                --             --         137,400          --            --        137,400


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period from Inception (November 7, 1988) to December 31, 2001

                                   (CONTINUED)
                                         Common Stock
                                  --------------------------   Additional     Deferred                  Stockholders'
                                    Number                       Paid-in     Compensation  Accumulated    Equity
                                  of Shares        Amount        Capital        Costs        Deficit     (Deficit)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Net loss for the year
ended December 31, 1995                  --      $      --     $      --     $      --     $  (323,508) $  (323,508)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1995          1,159,644      1,890,604       137,400          --      (2,306,444)    (278,440)

Issuance of stock for conversion
of debt and accounts payable for
consulting fees, December 1996,
$1.00 per share                       110,976        110,976          --            --            --        110,976

Net loss for the year
ended December 31, 1996                  --             --            --            --        (281,552)    (281,552)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1996          1,270,620      2,001,580       137,400          --      (2,587,996)    (449,016)

Issuance of stock for conversion
of debt and accounts payable for
consulting fees, December 1997,
$2.50 and $1.00 per share             326,785        780,025          --            --            --        780,025

Net loss for the year
ended December 31, 1997                  --             --            --            --        (228,513)    (228,513)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1997          1,597,405      2,781,605       137,400          --      (2,816,509)     102,496

Issuance of stock for services
rendered, March 31, 1998,
$1.00 per share                         4,900          4,900          --            --            --          4,900

Issuance of stock for cash
March 31, 1998,
$1.00 per share                        10,000         10,000          --            --            --         10,000

Issuance of stock for conversion
of accounts payable for consulting
fees June 30, 1998, $1.00 per
share                                   1,395          1,395          --            --            --          1,395

Issuance of stock for conversion
of accounts payable for consulting
fees September 30, 1998,
$1.00 per share                         2,500          2,500          --            --            --          2,500

Issuance of stock for services
rendered,  December 31, 1998,
$1.00 per share                         3,100          3,100          --            --            --          3,100




    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period from Inception (November 7, 1988) to December 31, 2001

                                   (CONTINUED)
                                         Common Stock
                                  --------------------------   Additional     Deferred                  Stockholders'
                                    Number                       Paid-in     Compensation  Accumulated    Equity
                                  of Shares        Amount        Capital        Costs        Deficit     (Deficit)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Net loss for the year
ended December 31, 1998                 --      $      --     $      --     $      --     $  (163,238) $  (163,238)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1998          1,619,300      2,803,500       137,400          --      (2,979,747)     (38,847)

Issuance of stock for conversion
of accounts payable for consulting
fees March 1999, $1.00 per share        3,100          3,100          --            --            --          3,100

Issuance of stock for cash in
private placement, July - Sept
1999, $0.70 per share, net of
offering costs of $107,195          2,890,643      1,916,255          --            --            --      1,916,255

Issuance of stock for compensation
with respect to consulting
agreement, September 1999,
$0.70 per share                        40,000         28,000          --            --            --         28,000

Escrow, but not issuance of
stock for consulting agreement,
September 1999, $0.70 per share          --           42,000          --         (42,000)         --           --

Issuance of stock for compensation
of past services provided to
Company, September 1999, $1.25
per share                              73,215         91,519          --            --            --         91,519

Issuance of stock for conversion
of accounts payable for consulting
fees, September 1999, $1.25 per
share                                   2,000          2,500          --            --            --          2,500

Compensation and deferred
compensation recorded for options
granted, December 1999                   --             --          50,875       (44,000)         --          6,875

Deferred compensation recorded
for stock awards, December 1999          --           87,225          --         (87,225)         --           --

Amortization of deferred
compensation costs                       --             --            --          21,000          --         21,000

Net loss for the year
ended December 31, 1999                  --             --            --            --        (649,286)    (649,286)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 1999          4,628,258      4,974,099       188,275      (152,225)   (3,629,033)   1,381,116

Retirement of shares issued
in December 1999                         (250)          (313)         --            --            --           (313)


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period from Inception (November 7, 1988) to December 31, 2001

                                   (CONTINUED)
                                         Common Stock
                                  --------------------------   Additional     Deferred                  Stockholders'
                                    Number                       Paid-in     Compensation  Accumulated    Equity
                                  of Shares        Amount        Capital        Costs        Deficit     (Deficit)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Stock and options issued
for services - January 2000             1,250    $     3,125   $     4,500   $      --     $      --    $     7,625


Shares issued and options vested
in connection with employment
agreements, March 2000                267,445        700,000          --          41,306          --        741,306

Director shares and options issued
March 2000, $4.05 per share             7,747         18,399        12,976          --            --         31,375

Director shares and options
issued June 2000, $3.17 per share       8,750         16,953        10,828          --            --         27,781

Revaluation of deferred
ompensation and options vested
in connection with employment
agreements, June 2000                    --          (27,919)       33,784        16,396          --         22,261

Director shares and options issued
September 2000, $4.61 per share         8,750         24,063        16,297          --            --         40,360

Options vested in connection
with  employment  agreements,
shares issued for services, and
revaluation of options due to
extension of exercise date,
September 2000                         41,000          2,313        85,000        51,012          --        138,325

Options issued in connection
with two consulting agreements,
October 2000                             --             --         100,000       (75,000)         --         25,000

Director shares and options issued
December 2000, $2.36 per share          8,659         13,259         7,197          --            --         20,456

Options vested in connection with
employment agreements, and
shares issued for services,
December 2000                           4,987          8,104         4,613        43,511          --         56,228

Compensation adjustment to
variable plan options
December 2000                            --             --         (83,828)         --            --        (83,828)

Exercise of options @ $1.00/share      45,000        112,500       (67,500)         --            --         45,000

Exercise of options @ $0.50/share         600          1,500        (1,200)         --            --            300



    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period from Inception (November 7, 1988) to December 31, 2001

                                   (CONTINUED)
                                         Common Stock
                                  --------------------------   Additional     Deferred                  Stockholders'
                                    Number                       Paid-in     Compensation  Accumulated    Equity
                                  of Shares        Amount        Capital        Costs        Deficit     (Deficit)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Adjustment to par value stock for
Delaware re-incorporation                --      $(5,841,061)  $ 5,841,061   $      --     $      --    $      --

Net loss for the year
ended December 31, 2000                  --             --            --            --      (1,852,823)  (1,852,823)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 2000          5,022,196          5,022     6,152,003       (75,000)   (5,481,856)     600,169

Amortization of deferred comp            --             --            --          75,000          --         75,000

Issuance of stock for services,
October, 2001, $2.00 per share         25,000             25        49,975          --            --         50,000

Issuance of stock for licensing
arrangement, October 2001,
$0.75 per share                        97,500             98        73,027          --            --         73,125

Compensation adjustment for
options and warrants in 2001             --             --         328,310          --            --        328,310

Value of detachable warrants
issed with convertible notes
payable                                  --             --         216,100          --            --        216,100

Net loss for the year
ended December 31, 2001                  --             --            --            --      (2,078,807)  (2,078,807)
                                  -----------    -----------   -----------   -----------   -----------  -----------

Balance, December 31, 2001          5,144,696    $     5,145   $ 6,819,415   $      --     $(7,560,663) $  (736,103)
                                  ===========    ===========   ===========   ===========   ===========  ===========


    The accompanying notes are an  integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      For the Period from Inception (November 7, 1988) to December 31, 2001


                                                            Inception            December 31,
                                                           to December    --------------------------
                                                            31, 2001          2001          2000
                                                           -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                              $(7,560,663)   $(2,078,807)   $(1,852,823)
     Adjustments to reconcile net loss to
       net cash flows from operating activities:
         Stock, options and warrants for services            2,095,518        526,435      1,000,576
         Amortization                                          234,965         42,523         38,073
         Depreciation expense                                    9,828          9,272            374
         Research and development                               53,000           --           29,000
         Increase (decrease) in prepaid expenses               (28,979)       (22,128)         8,274
         Decrease (increase) in refund receivable                 --             --              342
         Decrease in receivable                                   --             --             --
         Increase in deposit                                   (29,830)       (29,830)          --
         Increase in licensing agreement                       (61,391)       (61,391)          --
         Increase (decrease) in accounts payable                 2,334          2,334        (54,170)
         Increase (decrease) in accounts
            payable - related party                            346,102           --              323
         Increase (decrease) in payroll taxes payable           13,390         13,065         (2,849)
         Increase (decrease) in accrued interest payable        45,196         45,196        (19,370)
                                                           -----------    -----------    -----------

            Net cash flows from operating activities        (4,880,530)    (1,553,331)      (852,250)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Helix-Delaware                                  (10)          --              (10)
     Purchase of property and equipment                       (223,959)      (221,975)          --
     Patents                                                  (434,118)       (53,617)       (77,277)
                                                           -----------    -----------    -----------

            Net cash flows from investing activities          (658,087)      (275,592)       (77,287)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash received in reverse acquisition                      634,497           --             --
     Notes payable                                           1,987,394      1,980,000        (36,000)
     Related party notes payable (net)                         379,579       (326,308)          --
     Issuance of stock for cash                              2,019,680           --              300
     Detachable warrants with notes payable                    216,100        216,100           --
     Debt discount                                            (130,407)      (130,407)
     Issuance of debt subsequently converted to stock          832,819           --             --
                                                           -----------    -----------    -----------

            Net cash flows from financing activities         5,939,662      1,739,385        (35,700)
                                                           -----------    -----------    -----------

            NET INCREASE (DECREASE) IN CASH                    401,045        (89,538)      (965,237)

            CASH, BEGINNING OF PERIOD                             --          490,583      1,455,820
                                                           -----------    -----------    -----------

            CASH, END OF PERIOD                            $   401,045    $   401,045    $   490,583
                                                           ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      For the Period from Inception (November 7, 1988) to December 31, 2001
                                   (CONTINUED)


                  SCHEDULE OF NON-CASH INVESTING AND FINANCING
                      ACTIVITIES AND OTHER CASH INFORMATION


                                            Inception          December 31,
                                           to December    ----------------------
                                            31, 2001        2001        2000
                                           -----------    --------    ----------

Stock issued to acquire patents            $    66,486    $  --       $   --
Debt issued to acquire technology              200,000       --           --
Bridge loans outstanding at acquisition        200,000       --           --
Patent costs included in accounts payable       99,859       --           --
Accounts payable converted to notes            704,559       --           --
Accrued interest rolled into notes             403,463       --           --
Notes converted to equity                    1,639,548       --           --

Cash paid for interest                          92,378      22,842      49,884
Cash paid for taxes                              --          --           --


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001


1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Description of Entity
     Helix BioMedix, Inc. was originally formed under the laws of the state of Colorado on February 2, 1988 under the name Cartel Acquisitions, Inc. to create a corporate vehicle to seek and acquire a business opportunity. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation ("BioMedix of Louisiana"), in exchange for 630,000 shares of the Company's common stock. The Company acquired its shares from Helix International Corporation ("Helix"). BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate entity from Helix International, Inc., to develop therapeutic biopharmaceuticals for animal and human health care. On November 1, 2000, the Company incorporated a wholly owned subsidiary, Helix BioMedix, Inc. in the state of Delaware ("Helix-Delaware"), for the purpose of merging the Company into Helix-Delaware, with Helix-Delaware as the surviving corporation. This merger is reflected in the accompanying financial statements with an effective date of December 29, 2000.

     Unless otherwise noted, all references herein to ("the Company") refer to Helix BioMedix, Inc., the Delaware corporation, and its wholly owned subsidiary, Helix BioMedix, Inc. of Louisiana.

     Development Stage Activities
     Since 1988, the Company has been engaged in conducting research in the field of antimicrobial peptides, both internally and in conjunction with research and development arrangements with various academic and commercial organizations. During this period, the Company acquired the ownership and rights to various peptide patents and related technology. The Company is developing diverse commercial (non-FDA) and clinical (FDA) applications for its library of peptides.

     Prior to September 1999, the Company's research and development activities were constrained by patent related uncertainties and by limited working capital, with most of its financing during that time being advanced by the majority shareholder. In September 1999, the Company raised $2 million in an equity private placement through the sale of approximately 2.9 million common shares and stock purchase warrants.

     Shortly thereafter, the Company entered into various employment and consulting agreements, and a restructuring of the Board of Directors occurred. The Company granted various compensatory options and share issuances to employees and consultants during the fourth quarter of 1999 and the year 2000.

     During 2001, the Company raised $1,980,000 in a private placement of debt and detachable common stock warrants. The Company relocated its corporate headquarters from Louisiana to Bothel, Washington, leasing both office and lab facilities in the new location. The Company also hired research and administrative personnel, assembled a Scientific Advisory Board and entered into a license agreement with the University of British Columbia.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001



1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Significant Accounting Policies (continued)
     The Company believes it is now prepared to implement a Business Plan providing for both near-term and long-term product introductions. This plan contemplates revenues from licensing and strategic alliances. Management expects that achievement of projected progress milestones will establish the Company as a financially viable biotechnology firm with substantial public investor support.

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

     The Company's long-lived assets, consisting primarily of patents and technology related intangibles, are assessed periodically for impairment. No impairment of long-lived assets has been recognized in the accompanying financial statements.

     Research and Development
     Research and development costs are expensed as incurred.

     Depreciation
     Cost  of  equipment  used  in  operations  has  been   capitalized  and  is
     depreciated using the straight-line method over useful lives of 5 to 7 years.

     Concentrations of Credit Risk
     From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2001 was approximately $261,000.

     Statements of Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Loss per Share
     Loss per share has been computed using the weighted average number of shares outstanding during the period. Diluted loss per share, that has not been presented as the effect of potentially dilutive securities, is estimated to be antidilutive.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Significant Accounting Policies (continued)
     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     For all periods presented, the Company has computed its income tax benefit under SFAS 109 -Accounting for Income Taxes. Primary temporary differences relate to net operating loss carryforwards and R & D credit carryforwards, which are subject to a full valuation allowance.

     Fair Value of Financial Instruments
     Unless otherwise indicated, the fair value of all reported assets and liabilities representing financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

2.   Notes Payable
     -------------
     The Company is obligated under the following notes at December 31, 2001:

     6% unsecured notes payable, face amount $1,980,000,
     subordinate in right of payment to all current and
     future indebtedness to banks,  lessors and other
     financial institutions, maturing June 30, 2002.             $ 1,849,593

     8% note payable to shareholder, interest due
     quarterly, principal due September 2002.                        163,154
                                                                 -----------

           Total notes outstanding                                 2,012,747
           Less amount classified as current                       2,012,747
                                                                 -----------

                                                                 $        --
                                                                 ===========

     The shareholder note for $163,154 is secured by a first security interest in technology and intellectual property rights or other assets of the Company in the event of default. Interest is payable quarterly in cash. The 6% unsecured notes were sold with detachable common stock purchase warrants, see Footnote 3.

     Debt maturities over the next five years are as follows: due in 2002, $2,143,154 and, due thereafter $0.

3.   Stockholders' Equity
     --------------------
     On December 29, 2000, the Company was re-incorporated in the State of Delaware. The Articles of Incorporation increased the number of authorized shares of stock to 27,000,000, $0.001 par value. Of these, 25,000,000 shares are to be designated as Common Stock and 2,000,000 are to be designated as Preferred Stock.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001


3.   Stockholders' Equity (continued)
     --------------------------------
     Preferred Stock
     The Board of Directors may authorize the issuance of Preferred Stock from time to time in one or more series and shall have such voting, redemption, liquidation and dividend rights as the board may deem advisable. As of December 31, 2001, no preferred series shares had been designated by the Board.

     Stock Split
     On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

     Options
     A summary of option activity for the years ended December 31, 2001 and 2000 is as follows:

                            Weighted                                  Weighted
                             Shares     Average                        Average
                             Under      Exercise       Options        Exercise
                             Option      Price       Exercisable       Price
                            --------    --------     ------------     --------

     Options outstanding
     December 31, 1999       168,100    $   0.83          88,100      $   0.95

     Options granted         243,693        1.34         123,689          1.18
     1999 Options vesting         --        0.70          80,000          0.70
     Options cancelled       (30,000)       1.00         (30,000)         1.00
     Options exercised       (45,600)       1.00         (45,600)         1.00
                            --------                 -----------

     Options outstanding
     December 31, 2000       336,193        1.16         216,189          0.97

     Options granted         660,700        1.50          83,200          1.50
     2000 Options vesting          -        0.70         120,004          0.70
     Options cancelled      (160,000)       0.70        (160,000)         0.70
     Options exercised            --        1.50              --          1.50
                            --------                 -----------

     Options outstanding
     December 31, 2001       836,893    $   1.31         259,393      $   1.06
                            ========                 ===========

     Some of the options granted expire on various dates in 2002 and the remaining outstanding options on various dates during 2011 and have the following vesting characteristics:

     Number of options     Vesting period         Vested at December 31, 2001
     -----------------     --------------         ---------------------------

            190,000         By December 2003                          -
            387,500         By December 2002                          -
            259,393         Immediately                         259,393
         ----------                                         -----------

            836,893                                             259,393
         ==========                                         ===========

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001


3.   Stockholders' Equity (continued)
     --------------------------------

     Pro Forma Disclosure
     The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options issued to employees and members of the Board of Directors. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123). Using the Black-Scholes option-pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net loss would have been increased to the pro forma amounts as follows for the years ending December 31:

                            2001                             2000
                  -------------------------    -------------------------------
                  As            Pro            As               Pro
                  Reported      Forma          Reported         Forma
                  -----------   -----------    ---------------  --------------

     Net loss     $(2,078,807)  $(2,379,257)   $(1,852,823)     $ (2,175,545)
                  ===========   ===========    ===============     ===========

     Per share    $     (0.41)  $     (0.47)   $        (0.38)  $      (0.45)
                  ===========   ===========    ===============     ===========

     The weighted average fair value of options granted during fiscal 2001 was $1.50. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 7% for the first and second quarter and 6.0% for the third and fourth quarter for fiscal 2001; expected life of 24 to 30 months; dividend yield percentage of 0%; and, volatility of approximately 118%, 126%, and 145% for the second, third, and fourth quarters of the year ended December 31, 2001, respectively.

     On December 15, 2000, the shareholders of the Company approved the Helix BioMedix 2000 Stock Option Plan ("the 2000 Plan"). A total of 5,400,000 of the Company's authorized and unissued common shares are reserved for issuance under the 2000 Plan. The 2000 Plan is to be administered by non-employee directors, who shall be authorized to grant stock options to the Company's employees, consultants and/or directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code, or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with an option to repurchase, upon termination of an optionee's employment, up to ten thousand shares acquired by the optionee through the exercise of options granted thereunder at its then-current fair market value. As of December 31, 2001, no shares had been issued under the 2000 Plan.

     Common Stock Purchase Warrants
     In June 2001, the Company commenced a sale of 6% unsecured promissory notes, and as of December 31, 2001, had raised gross proceeds of $1,980,000, see Footnote 2. Each note was sold with warrants to purchase common shares equivalent to 25% of the principal amount of the notes, at an exercise price of $1.50 per share. As of December 31, 2001, the Company has recorded $216,100 in paid in capital from the issuance of 495,000 common stock purchase warrants which is considered a debt discount, and, along with costs of the issuance, are being amortized into income over the term of the notes, which expire June 30, 2002. The effective interest rate of the outstanding promissory notes, when computed with respect to the valuation of common stock purchase warrant incentives and debt issue costs was 16.9% for the year ended December 31, 2001.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001


3.   Stockholders' Equity (continued)
     --------------------------------
     Stock Offering
     During 1999, the Company issued 2,890,643 shares of common stock in a private placement for $1,916,255, net of offering costs of $107,195. The shares were sold in units, each unit consisting of 150,000 common shares and 150,000 warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.25 per share. For a period of three years, the warrants are callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $0.75 for the first year, $1.75 for the second year, and $2.75 for the third year.

     Deferred Compensation Costs
     During the year ended December 31, 1999, the Board of Directors approved and ratified certain consulting agreements and employment contracts. These agreements called for the issuance of stock and the granting of options, at various intervals during the year 2000. The Company recorded deferred compensation costs of $173,225 that were charged to operations, $21,000 in 1999 and $152,225 in 2000. Other agreements signed during 2000 resulted in an amount of $75,000 recorded as deferred compensation as of December 31, 2000 that was charged to operations during 2001.

     Stockholders' Equity and Comprehensive Income
     The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. SFAS No. 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

4.   Income Taxes
     ------------
     The Company has federal net operating loss carryforwards totaling approximately $6.3 million, which expire between 2003 and 2021. The Company also has approximately $160,000 in Federal Credits for Increasing Research Activities available to offset future taxable income and related tax. The following are the components of the Company's deferred tax assets and liabilities:

                                                  2001                2000
                                             --------------     --------------
     Non-benefited net operating loss
         carryforwards                       $    2,204,000     $    1,618,000
     Research and development credits               162,000            140,000
     Valuation allowance                         (2,366,000)        (1,758,000)
                                             --------------     --------------

     Total deferred tax assets               $           --     $           --
                                             ==============     ==============

     Deferred tax liabilities                $           --     $           --
                                             ==============     ==============

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001


5.   Related Party Transactions
     --------------------------
     During 2000, the Company leased office space from the president of the Company for monthly payments of $7,500 and additional amounts to be billed for telephone expenses. For the year ended December 31, 2000, the Company paid $90,088 under this agreement.

     The Company currently owes $163,154 to a shareholder, the former president of the Company as more fully described in Footnote 2. On December 29, 2000, the Company entered into an agreement by which the Company, at its option, may acquire up to 250,000 of its common shares from the shareholder at $2.00 per share through February 28, 2001 ("first option"), up to 75,000 shares at $2.75 per share through June 30, 2001 ("second option"), and up to 75,000 shares at $3.25 per share through June 30, 2001 ("third option"). Exercise of the first option will extend the due dates of $326,308 in debt maturing in September 2001 and 2002 by one year from the original date. As of December 31, 2001, these options had not been exercised and $326,308 of debt had been repaid.

6.   Legal Proceedings
     -----------------
     During the year ended December 31, 2000, the Company settled a suit for $45,000 as full payment for an outstanding note and accrued interest charges.

7.   Long Term Leases
     ----------------
     The Company leases office and lab space under non-cancelable operating lease expiring in August 2005. Future minimum lease payments required by the lease over the next five years are as follows:

                        2002           $ 43,344
                        2003             43,990
                        2004             37,774
                        2005             21,555

     Rent expense for the years ended December 31, 2001 and 2000 was $ 72,725 and $ 90,000, respectively.

8.   Going Concern
     ----------------
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1, the Company has been in the development stage since its inception in November 1988 until the present date. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its future financing requirements and the successful implementation of its business plan.

     Management believes that actions presently being taken to address the Company's financial requirements, as well as its license agreement with the University of British Columbia (see Footnote 9), provide the opportunity for the Company to continue as a going concern.

     The existing offering memorandum of promissory notes and detachable common stock purchase warrants, with which the Company raised $1,980,000 in working capital during 2001, has been extended until March 31, 2002 and the maximum amount of this offering has been increased to $2.75 million. Funds from this offering are intended to provide operating capital through August 2002. Additional debt/equity offerings are anticipated in 2002. Enhanced research capability, from physical plant and personnel additions, coupled with marketing efforts with long and short term revenue objectives, are projected to provide licensing and sales revenue by the end of 2003.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001


9.   License Agreement
     -----------------
     Effective October 1, 2001, the Company entered into an exclusive, twenty year world-wide license agreement with the University of British Columbia ("UBC") for the manufacture, distribution, marketing, and sale of sublicensed products derived or developed from certain antimicrobial peptides owned by UBC and contained within the license agreement. As called for by the license agreement, the Company has issued to UBC or its assigns, 97,500 shares of the Company's common stock, options to purchase an additional 152,500 common shares at $1.50, and $61,000 in cash ($97,863
     CDN), such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees. Minimum annual royalties under the agreement, ranging from $10,000 to $25,000 annually, begin in 2006.