Form 10KSB/A
period 2001-12-31
HELIX BIOMEDIX INC
filed 2002-05-10
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-KSB/A
                             ______________________

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

     The Company is a development stage Company, in a pre-clinical stage of research, and has a limited operating history upon which an investor may evaluate operations and future prospects. The Company has incurred a cumulative operating loss of approximately $7,560,663 from inception (November 7, 1988) through December 31, 2001. The Company expects to make substantial expenditures to further develop and commercialize its product candidates and expects that its rate of spending will accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of its lead candidates, potential clinical trials, regulatory approvals and commercialization of its antimicrobial peptide technologies. In the long-term, the Company will endeavor to identify lead compounds demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. In the near-term, the Company expects revenues to be derived from the non-pharmaceutical license of proprietary compounds for development in applications not requiring FDA approval, such as cosmetics and commercial disinfectants. However, the Company's revenue and profit potential is unproven and its limited operating history makes future operating results difficult to predict. Consequently, an investment in the Company's common stock must be considered in light of the risks and uncertainties that may be encountered by a development stage biotechnology Company, including the need for substantial capital to support the development of its products and technologies and its ability to manage growth.

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

                                              Registrant: HELIX BIOMEDIX, INC.



Date:  May 10, 2002                           By: /s/ THOMAS L. FRAZER
                                                  ---------------------
                                                    Thomas L. Frazer,
                                                        Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:        /s/ R. STEPHEN BEATTY             Date: May 10, 2002
    --------------------------------
             R. Stephen Beatty
       Director and President -- CEO

By:        /s/ JEFFREY A. MILLER             Date: May 10, 2002
    ---------- ---------------------
            Jeffrey A.  Miller
                 Director

By:      /s/ RANDALL L.-W. CAUDILL           Date: May 10, 2002
    --------------------------------
           Randall L-W. Caudill,
                       Director

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


Denver, Colorado
February 1, 2002
(except for Note 10, which is
dated April 30, 2002)


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

     The existing offering memorandum of promissory notes and detachable common stock purchase warrants, with which the Company raised $1,980,000 in working capital during 2001, was initially extended until March 31, 2002 and the maximum amount of this offering was initially increased to $2.75 million (see Note 10). Funds from this offering are intended to provide operating capital through August 2002. Additional debt/equity offerings are anticipated in 2002. Enhanced research capability, from physical plant and personnel additions, coupled with marketing efforts with long and short short term revenue objectives, are projected to provide licensing and sales revenue by the end of 2003.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
          Period from Inception (November 7, 1988) to December 31, 2001


8.   Going Concern (continued)
     -------------------------
     The Company's obligation to repay such promissory notes, which was originally due May 31, 2002, was extended by a majority of the note holders until December 31, 2002, (see Note 10). In addition, the promissory notes have been modified to provide for an automatic conversion to equity at the per share price paid by investors in an equity financing by the Company on or before December 31, 2002 where the Company raises at least $1.5 million in a single or series of related transactions.

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

10.  Subsequent Events - Post Year-End Financing
     -------------------------------------------
     On March 13, 2002, the Board of Directors amended the terms of the existing offering memorandum as follows: (a) the offering size was increased from $2.75 million to $3.5 million, (b) the maturity date of the notes was extended from May 31, 2002 to December 31, 2002, (c) the notes have been amended to allow for conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002, and
     (d) the warrant coverage was increased to a minimum of 35%, up from 25% in the initial offering. Further, should the notes not be repaid or converted into equity on or before August 31, 2002, then the warrant coverage will increase to 40% of the principal amount of each investor's note. If the notes are not repaid or converted by December 31, 2002, then the warrant coverage will increase to 45% of the principal amount of each investor's note.

     As of April 30, 2002, the Company has raised an additional $1,072,500 through the issuance of promissory notes and warrants, increasing the total amount invested in the Company's offering of notes and warrants to $3,052,500. To date, investors holding notes totaling $2,637,000 have agreed to the amended terms, including an extended due date for the promissory notes. Management believes that this extension, combined with continued future investments and potential equity conversions, will be sufficient to sustain operations for the remainder of the year.