Form 10QSB
period 2002-03-31
HELIX BIOMEDIX INC
filed 2002-05-13
CIK 831749

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares outstanding of Registrant's common stock, par value $0.001 per share at March 31, 2002 was 5,144,696 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]


                                 10QSB OTHER DOC

                          TABLE OF CONTENTS

                                                                       Page
PART I      FINANCIAL INFORMATION........................................2
  Item 1.   Financial Information........................................2
  Item 2.   Management's Discussion and Analysis or Plan of Operation....2
PART II     OTHER INFORMATION............................................5
  Item 1.   Legal Proceedings............................................5
  Item 2.   Changes in Securities........................................5
  Item 3.   Defaults Upon Senior Securities..............................5
  Item 4.   Submission of Matters to a Vote of Security Holders..........5
  Item 5.   Other Information............................................5
  Item 6.   Exhibits and Reports on Form 8-K.............................5
            Signatures                                                   6

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

Please see Pages F-1 through F-4.

The following financial statements are filed as part of this Report:


                                                   Page
Balance Sheet as of March 31, 2002..............   F-1
Statements of Operations........................   F-2
Statements of Cash Flows........................   F-3
Notes to Financial Statements...................   F-4





Item 2.  Plan of Operation

Statements made in this filing that are not historical facts are forward-looking statements that involve risks and uncertainties. Such forward-looking statements reflect the current view of Helix BioMedix, Inc. ("Helix" or "the "Company") with respect to future events and financial performance. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from the description contained in any forward-looking statement due to a number of factors, which include, but are not limited to, the following: the development stage nature of the Company, the Company's limited operating history and history of net losses and little or no revenue, the Company's need to rely on third parties to generate commercially viable products, the Company's reliance on third parties to manufacture and market any such products and the Company's need for additional capital. Additional information on these and other factors that could affect the Company's financial results is set forth below and in our Securities and Exchange Commission Filings. Finally, there may be other factors not mentioned above or included in the Company's SEC filings that may cause actual results to differ materially from descriptions contained in any forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update any forward-looking statements as a result of new information, future events or developments, except as may be required by Securities laws.

Helix BioMedix is a development stage company engaged in the research, development and commercialization of bioactive peptides (small proteins). The Company's technology consists of a proprietary library of bioactive peptides that exhibit a broad range of activities, which the Company believes may be harnessed to develop products for various non-pharmaceutical applications including skin-care products, biocides, and plant/animal protection. Additionally, the Company believes these peptides show promise for the development of w ound-healing agents and treatments for sexually transmitted diseases and cystic fibrosis.

During the next twelve months, the Company intends to focus on business development and financing activities.

The Company estimates that its existing cash reserves, which approximated $810,000 at March 31, 2002, are only sufficient to finance activities for the next five to six months and it will therefore be necessary to raise additional capital to fund operations beyond this period.

During 2001, the Company entered into a number of 6% unsecured notes payable Under which the Company received $1,980,000. The Company received an additional $820,000 during the three months ended March 31, 2002 and $252,500 subsequent to March 31, 2002. On March 13, 2002, the Board of Directors amended the terms of the existing offering memorandum as follows: (a) the offering size was increased to $3.5 million, (b) the maturity date of the notes was extended from May 31, 2002 to December 31, 2002, (c) the notes have been amended to allow for conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002, and (d) the warrant coverage was increased to a minimum of 35%, up from 25% in the initial offering. Further, should the notes not be repaid or converted into equity on or before August 31, 2002, then the warrant coverage will increase to 40% of the principal amount of each investor's note. If the notes are not repaid or converted by December 31, 2002, then the warrant coverage will increase to 45% of the principal amount of each investor's note.

Management is considering a number of alternatives for longer term funding.

The Company believes its existing library of antimicrobial peptides is sufficiently comprehensive to provide ample business development opportunities in the short-term. In the past, the Company has principally relied upon external resources for conducting research activities. With the relocation of the Company's offices to Bothell, Washington, the Company has created its own laboratory and employed several scientists to conduct its own research. It is anticipated that external research resources will continue to be utilized, but to a lesser extent.

Due to the limited available cash resources, the Company does not expect to make any significant purchases of plant or equipment, nor does it expect to significantly increase the number of employees during the next twelve months. However, any increase in the number of employees is likely to be significant on a percentage basis, due to the low number of existing employees.


During the quarter ended March 31, 2002, the Company continued to work with several potential companies to identify opportunities for commercializing both pharmaceutical and non-drug products and provided antimicrobial peptides to them. Management continues to believe that pursuit of non-drug opportunities will provide the best opportunity to introduce commercially viable products in the short-term at the lowest cost.

Other activities during the quarter ended March 31, 2002 included the following:

(1) In March 2002, the Board of Directors created an Audit Committee and a Compensation Committee. The Audit Committee is composed of Randall Caudill, Carlyn Steiner and Ralph Katz. The Compensation Committee is composed of Randall Caudill, Steve Beatty and Jeff Miller.

(2) The Company's Scientific Advisory Board (SAB) met and approved the Company's near-term science plan. This includes the application of its technology to prevent and to treat sexually transmitted diseases, the cystic fibrosis lung and wound infections.

(3) The Company continued the testing process leading to the selection of lead compounds for clinical testing and/or out-licensing to pharmaceutical or other health care companies.

(4) The Company continued to review its peptides for purposes of determining intellectual property protection. The Company's total gross investment in legal costs, fees, and acquisition of patent rights associated with developing its patent estate did not materially change from the December 31, 2001 balance of $613,476 during the first quarter of 2002.

(5) The Company met with recombinant production companies to pursue emerging technologies that would result in a more cost effective methodology of peptide production.

(6) The Company continues to seek partnerships to facilitate the commercialization of its proprietary peptides for development as novel pharmaceuticals utilized in the treatment of a wide range of diseases, including cystic fibrosis, sexually transmitted diseases and wound healing. Other disease applications may be identified in the future.

(7) The Company is also seeking partnerships with specific industry leaders for
the   development   of  non-pharmaceutical  applications  that  would   include
cosmetics, biocides and medical device applications.

The total operating expenses in the quarter ended March 31, 2002 approximated $424,000 compared to total operating expenses of $334,000 during the quarter ended March 31, 2001, representing an increase of approximately $90,000 or 27%.

Accounting, legal and professional fees decreased $22,000, or 30%, from $73,000 in the quarter ended March 31, 2001 to $51,000 in the quarter ended March 31, 2002.

Changes   in  advertising  expenses  and  in  amortization  expenses  were  not significant.

Consulting fees decreased $29,000, or 66%, to $15,000 in the quarter ended March 31, 2002 compared to $44,000 in the quarter ended March 31, 2001, primarily due to reductions in deferred compensation costs relating to certain consulting and employment contracts.

Office expenses increased $2,300, or 341%, from the quarter ended March 31, 2001 to the quarter ended March 31, 2002 primarily due to the move of the Company's offices to Bothell, Washington.

Other general and administrative expenses increased $178,000, or 132% from $135,000 in the quarter ended March 31, 2001 to $313,000 in the quarter ended March 31, 2002, primarily due to an increase in the average number of employees from three in 2001 to seven in 2002 coupled with an increase in occupancy expenses associated with the relocation of the Company's offices to Bothell, Washington.

External research and development expenses decreased $42,000, or 60%, from $70,000 in the first three months of 2001 to $28,000 in the first three months of 2002, primarily due to the Company's decreasing reliance on external resources for conducting research.

Interest expense increased by $85,000, or 1304%, from $7,000 in the quarter ended March 31, 2001 to $92,000 in the quarter ended March 31, 2002, due to the private placement financing that began in late 2001. See Note 2 to the March 31, 2002 Financial Statements.

The net loss for the quarter ended March 31, 2002 totaled $514,000, or $0.10 per share, compared to a loss of $338,000, or $0.07 per share, in the quarter ended March 31, 2001. The cumulative net loss from inception (November 7, 1988) to March 31, 2002 totals $8,075,000, or $4.56 per share.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

The Company is currently conducting a private placement of up to $3,500,000 principal amount of its 6% Convertible Promissory Notes. During 2001 and the first quarter of 2002, the Company sold to accredited investors $1,980,000 and $820,000, respectively of these notes. The notes are due December 31, 2002 and are convertible into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1,500,000 that occurs on or before December 31, 2002. In connection with the sales of the notes, the Company issued ten-year warrants to the noteholders to purchase, at the exercise price of $1.50 per share, a number of shares of the Company's common stock equal to the quotient of (i) from 35% to 45% of the principal amount of the notes (the exact percentage to be based on when the notes are repaid or converted), divided by (ii) $1.50 or, if less, the price per share of common stock paid by investors in the Company's next equity financing generating proceeds of at least $1,500,000. The notes and warrants were exempt from registration pursuant to Rule 506 of the Securities Act of 1933, as amended.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports of Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX BIOMEDIX, INC.



      May 13, 2002                      By: /s/ KERRY PALMER
                                           Kerry D. Palmer,
                                        Chief Financial Officer

                          HELIX BIOMEDIX, INC.
                     (A Development Stage Company)

                         FINANCIAL STATEMENTS
                             March 31, 2002

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

Statements of Operations......................................   F-2

Statements of Cash Flows......................................   F-3

Notes to Financial Statements.................................   F-4

                         Helix BioMedix, Inc.
                    (A Development Stage Company)

                             BALANCE SHEET
                             March 31, 2002
                               (unaudited)

                               ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                           $    809,883
        Prepaid expenses                                          33,293
                                                              ----------
        Total current assets                                     843,176

    PROPERTY AND EQUIPMENT
        Machinery and equipment                                  193,452
        Furniture and fixtures                                    10,627
        Leasehold improvements                                    27,324
                                                              ----------
                                                                 231,403
           Less: accumulated depreciation                         19,683
                                                              ----------
                                                                 211,720

    OTHER ASSETS
        Deposits and long-term prepaids                           30,205
        Antimicrobial technology (net)                            84,687
        Licensing agreement (net)                                 61,391
        Patents pending and approved (net)                       513,502
                                                              ----------
                                                                 689,785
                                                              ----------
        TOTAL ASSETS                                         $ 1,744,681
                                                              ==========

                    LIABILITIES AND STOCKHOLDERS' DEFECIT

    CURRENT LIABILITIES

        Accounts payable - trade                              $    9,125
        Accounts payable - related party                           5,000
        Payroll taxes payable                                     14,389
        Accrued interest payable                                  78,437
        Notes payable - related parties                          163,154
        Notes payable (net of unamortized discount
              And issue costs of $165,306)                     2,634,694
                                                              ----------
        Total current liabilities                              2,904,799

    STOCKHOLDERS' DEFECIT
        Preferred stock, $0.001 par value, 2,000,000 shares
        authorized, no shares issued or outstanding                    -
        Common stock, $0.001 par value, 25,000,000 shares
        authorized, 5,144,696 shares issued and outstanding        5,145

        Additional paid-in-capital, net of
        deferred compensation component                        6,909,415

        Deficit accumulated during the
        development stage                                     (8,074,678)
                                                              ----------
                                                              (1,160,118)
                                                              ----------
        Total liabilities and stockholders' deficit           $1,744,681
                                                              ==========

    The accompanying notes are an integral part of the financial statements.

                             Helix BioMedix, Inc.
                        (A Development Stage Company)

                          STATEMENTS OF OPERATIONS
      or the period from inception (November 7, 1988) to March 31, 2002
                                 (unaudited)


                       Inception to    For the three months
                        March 31,         ended March 31,
                          2002          2002         2001
                       ------------   ---------   ---------
REVENUE                $     19,500   $       -   $       -

OPERATING EXPENSES
Accounting, legal &
 Professional             1,164,780      51,131       72,823
Advertising                  14,551         985            -
Amortization                246,874      12,089       10,445
Consulting fees           1,893,094      15,000       44,484
Office expense              215,398       2,965          672
Other general &
 administrative           1,653,439     313,284      135,275
External research &
 development              2,187,074      28,425       70,350
                        ------------    --------     --------

TOTAL OPERATING
  EXPENSES                7,375,210     423,879      334,049
                        ------------    --------     --------

NET LOSS FROM
  OPERATIONS             (7,355,710)   (423,879)    (334,049)

OTHER (INCOME) EXPENSE
Gain on settlement
  of lawsuit                (48,574)          -            -
Interest income             (79,837)     (1,470)      (2,271)
Interest expense            847,379      91,606        6,526
                        ------------    --------     --------

                            718,968      90,136        4,255
                        ------------    --------     --------

NET LOSS                $(8,074,678) $ (514,015)   $(338,304)
                        ===========    =========   ==========
NET LOSS
  PER SHARE             $    (4.56)  $    (0.10)   $   (0.07)
                       ============    =========   ==========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING           1,769,975    5,144,696    4,658,808
                     ============    ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                                  Helix BioMedix, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
          For the period from inception (November 7, 1988) to March 31, 2002
                                      (unaudited)

                                       Inception to    For the three months
                                        March 31,      ended March 31,
                                          2002           2002        2001
                                       ------------   -----------  ----------

NET CASH FLOWS FROM OPERATIONS         $ (5,333,415)  $  (452,885) $ (258,460)

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in Helix Delaware                (10)            -           -
    Purchase of property and equipment     (231,403)       (7,444)          -
    Patents                                (440,052)       (5,934)     (8,965)
                                       ------------   -----------  ----------
NET CASH FLOWS FROM
    INVESTING ACTIVITIES                   (671,465)      (13,378)     (8,965)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock for debt              832,819             -           -
    Issuance of stock for cash            2,019,380             -           -
    Cash received in reverse acquisition    634,497             -           -
    Notes payable                         2,807,394       820,000           -
    Detachable warrants with notes payable  306,100        90,000           -
    Debt discount                          (165,306)      (34,899)          -
    Related party notes payable (net)       379,579             -    (163,154)
                                       ------------   -----------  ----------
NET CASH FLOWS FROM FINANCING
    ACTIVITIES                            6,814,763       875,101    (163,154)
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    809,883      (408,838)   (430,579)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                           -       401,045     490,583
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $    809,883   $   809,883  $   60,004
                                       ============   ===========  ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents        $     66,486   $         -  $        -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    99,859             -           -
Accounts payable converted to notes         704,559             -           -
Accrued interest rolled into notes          403,463             -           -
Notes converted to equity                 1,639,548             -           -
Cash paid for interest                       95,641         3,263           -
Cash paid for income taxes                        -             -           -



     The accompanying notes are an integral part of the financial statements.

                               Helix BioMedix, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                    (unaudited)


1.   Management's Representation of Interim Financial Information

      The accompanying financial statements have been prepared by Helix BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001, which are included in the Company's Form 10-KSB/A, filed with the S.E.C. on May 10, 2002.


2.   Events subsequent to December 31, 2001

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

As of April 30, 2002, the Company has raised an additional $1,072,500 through the issuance of promissory notes and warrants, increasing the total amount invested in the Company's offering of notes and warrants to $3,052,500. To date, investors holding notes totaling $2,637,000 have agreed to the amended term, including an extended due date for the promissory notes. Management believes that this extension, combined with continued future investments and potential equity conversions, will be sufficient to sustain operations for the remainder of the year.