Form 10QSB
period 2002-09-30
HELIX BIOMEDIX INC
filed 2002-11-15
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________.

                         Commission File No. 33-20897-D

                              HELIX BIOMEDIX, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in the charter)



            Delaware                                              91-2099117
-------------------------------                              -------------------
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)


                           22122 20th Avenue S.E. #148
                                Bothell, WA 98021
                    ----------------------------------------
                    (address of principal executive offices)

                                 (425) 402-8400
                           ---------------------------
                           (issuer's telephone number)


The number of shares outstanding of Registrant's common stock, par value $0.001 per share at September 30, 2002 was 5,144,696 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                 10QSB OTHER DOC


                                TABLE OF CONTENTS

                                                                       Page
PART I      FINANCIAL INFORMATION........................................3
  Item 1.   Financial Information........................................3
  Item 2.   Management's Discussion and Analysis or Plan of Operation....3
  Item 3.   Controls and Procedures......................................6

PART II     OTHER INFORMATION............................................6
  Item 1.   Legal Proceedings............................................6
  Item 2.   Changes in Securities........................................6
  Item 3.   Defaults Upon Senior Securities..............................7
  Item 4.   Submission of Matters to a Vote of Security Holders..........7
  Item 5.   Other Information............................................7
  Item 6.   Exhibits and Reports on Form 8-K.............................7

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

                        Please see Pages F-1 through F-4.

The following financial statements are filed as part of this Report:

                                                            Page
                                                            ----
         Balance Sheet as of September 30, 2002..........   F-1
         Statements of Operations........................   F-2
         Statements of Cash Flows........................   F-3
         Notes to Financial Statements...................   F-4

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                             September 30,   December 31,
                                                                 2002            2001
                                                              -----------    -----------
     ASSETS                                                   (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                $   446,783    $   401,045
     Accounts receivable                                           20,000           --
     Prepaid expenses                                               2,968         28,989
                                                              -----------    -----------

         Total current assets                                     469,751        430,034

PROPERTY AND EQUIPMENT
     Machinery and equipment                                      210,161        186,008
     Furniture and fixtures                                        11,874         10,627
     Leasehold improvements                                        28,215         27,324
                                                                  250,250        223,959
                                                              -----------    -----------
         Less: accumulated depreciation                           (39,393)        (9,828)
                                                              -----------    -----------
                                                                  210,857        214,131
                                                              -----------    -----------
OTHER ASSETS
     Deposits and long-term prepaids                               30,084         29,830
     Antimicrobial technology (net)                                79,063         87,500
     Licensing agreement (net)                                     61,391         61,391
     Patents pending and approved (net)                           530,709        516,844
                                                              -----------    -----------

                                                                  701,247        695,565
                                                              -----------    -----------

         TOTAL ASSETS                                         $ 1,381,855    $ 1,339,730
                                                              ===========    ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - related party                         $      --      $     4,500
     Accounts payable - trade                                      53,362           --
     Other current liabilities                                     45,841         13,390
     Accrued interest payable                                     188,585         45,196
     Common stock subscriptions                                   250,000           --
     Notes payable - related parties                              163,154        163,154
     Notes payable (net of unamortized discount
        and issue costs of $66,435 and $130,407)                3,016,065      1,849,593
                                                              -----------    -----------

         Total current liabilities                              3,717,007      2,075,833
                                                              -----------    -----------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value; 2,000,000 shares
         authorized; no shares issued and outstanding                --             --
     Common stock, $0.001 par value; 25,000,000 shares
         authorized; 5,144,696 shares issued and outstanding        5,145          5,145
     Additional paid-in capital, net of deferred
         compensation component                                 7,213,470      6,819,415
     Deficit accumulated during the development stage          (9,553,767)    (7,560,663)
                                                              -----------    -----------

                                                               (2,335,152)      (736,103)
                                                              -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $ 1,381,855    $ 1,339,730
                                                              ===========    ===========

    The accompanying notes are an integral part of the financial statements.
                                       F-1


                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     For the Period from Inception (November 7, 1988) to September 30, 2002
                                   (Unaudited)

                                                           For the three months         For the nine months
                                         Inception to       ended September 30,          ended September 30,
                                         September 30,   --------------------------   ------------------------
                                              2002          2002           2001          2002          2001
                                          -----------    -----------    -----------   ----------    ----------
REVENUES                                  $    19,500    $      --      $      --     $     --      $    --

OPERATING EXPENSES
     Research and development               2,799,090        115,286        106,453      409,745       268,408
     Accounting, legal and professional     1,258,755         38,353         41,749      145,106       235,908
     Consulting fees                        1,999,652         73,362         25,827      121,558       592,911
     Depreciation and amortization            309,800         21,943         10,538       65,830        31,614
     Other general and administrative       2,253,768        344,865        164,955      927,495       429,127
                                          -----------    -----------    -----------   ----------    ----------
         Total operating expenses           8,621,065        593,809        349,522    1,669,734     1,557,968
                                          -----------    -----------    -----------   ----------    ----------

NET LOSS FROM OPERATIONS                   (8,601,565)      (593,809)      (349,522)  (1,669,734)   (1,557,968)

OTHER (INCOME) EXPENSE
     Gain on settlement of lawsuit            (48,574)          --             --             --            --
     Interest income                          (84,231)        (1,423)        (1,053)      (5,864)       (4,226)
     Interest expense                       1,085,007        108,716         59,679      329,234        79,205
                                          -----------    -----------    -----------   ----------    ----------
                                              952,202        107,293         58,626      323,370        74,979
                                          -----------    -----------    -----------   ----------    ----------
NET LOSS                                   (9,553,767)      (701,102)      (408,148)  (1,993,104)   (1,632,947)
                                          ===========    ===========    ===========   ==========    ==========
NET LOSS PER SHARE                        $     (5.22)   $     (0.14)   $     (0.08)     $ (0.39)      $ (0.33)
                                          ===========    ===========    ===========   ==========    ==========
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                  1,831,599      5,144,696      5,022,196   5,144,696     5,022,196
                                          ===========    ===========    ==========    ==========    ==========

    The accompanying notes are an integral part of the financial statements.
                                       F-2

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                         For the nine months
                                                                      Inception to        ended September 30,
                                                                      September 30,   --------------------------
                                                                          2002           2002           2001
                                                                       -----------    -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                               $(6,119,308)   $(1,238,778)   $(1,054,023)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Helix Delaware                                              (10)          --             --
     Purchase of property and equipment                                   (250,250)       (26,291)       (57,999)
     Patents                                                              (475,811)       (41,693)       (51,292)
                                                                       -----------    -----------    -----------

     Net cash flows from investing activities                             (726,071)       (67,984)      (109,291)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of debt subsequently converted to stock                      832,819           --             --
     Issuance of stock for cash                                          2,019,680           --             --
     Cash received in reverse acquisition                                  634,497           --             --
     Notes payable                                                       3,339,894      1,352,500      1,160,000
     Detachable warrants with notes payable                                216,100           --             --
     Debt discount                                                        (130,407)          --             --
     Related party notes payable (net)                                     379,579           --         (163,154)
                                                                       -----------    -----------    -----------

     Net cash flows from financing activities                            7,292,162      1,352,500        996,846
                                                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                  446,783         45,738       (166,468)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                      --          401,045        490,583
                                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                     $   446,783    $   446,783    $   324,115
                                                                       ===========    ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
AND OTHER CASH INFORMATION

     Stock issued to acquire patents                                   $    66,486    $      --      $      --
     Debt issued to acquire technology                                     200,000           --             --
     Bridge loans outstanding at acquisition                               200,000           --             --
     Patent costs included in accounts payable                              99,859           --             --
     Accounts payable converted to notes                                   704,559           --             --
     Accrued interest rolled into notes                                    403,463           --             --
     Notes converted to equity                                           1,639,548           --             --

     Cash paid for interest                                                 98,904          6,526         19,578


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


1.   Management's Representation of Interim Financial Information

     The accompanying financial statements have been prepared by Helix BioMedix, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "S.E.C."). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001, which are included in the Company's Form 10-KSB/A, filed with the S.E.C. on May 10, 2002.

2.   Events subsequent to December 31, 2001

     On March 13, 2002, the Board of Directors amended the terms of the existing offering memorandum as follows: (a) the offering size was increased from $2.75 million to $3.5 million, (b) the maturity date of the Notes was extended from May 31, 2002 to December 31, 2002, (c) the Notes have been amended to allow for conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002, and (d) the warrant coverage was increased to a minimum of 35%, up from 25% in the initial offering. Further, should the notes not be repaid or converted into equity on or before August 31, 2002, then the warrant coverage will increase to 40% of the principal amount of each investor's note. If the notes are not repaid or converted by December 31, 2002, then the warrant coverage will increase to 45% of the principal amount of each investor's note

     As of April 30, 2002, the Company raised an additional $1,072,500 through the issuance of promissory notes and a warrant, increasing the total amount invested in the Company's offering of notes and warrants to $3,082,500.

     In September 2002, the Company accepted $250,000 in equity subscriptions at $1.00 per share. The shares will be issued along with common stock purchase warrants for an additional 60% of the subscription amount at $1.00 per share.

3.   Financing

     The Company believes that its existing cash balances, as of September 30, 2002, will be sufficient to meet its requirements for the next three to four months. It will therefore be necessary to raise additional capital to fund operations beyond this period. Management is actively discussing investment alternatives with its Board of Directors, its outside advisors and potential investors. There can be no assurance such efforts will be successful and that adequate funds will be available to the Company. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations.

     In addition to the debt financing discussed in Note 2, the Company has raised approximately $380,000 thus far in 2002 ($250,000 through September 30, 2002) under the Board of Directors' authorization to issue up to $2,000,000 of common stock in a private placement equity financing with accredited investors at a per share price of $1.00. It is anticipated that the Company will require additional equity financing beyond that currently authorized by the Board of Directors prior to the earliest date the Company anticipates it may reach a positive operating cash flow position.

4.   Recent Accounting Pronouncements

     SFAS No. 141, "Business Combinations" requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. Adoption of this standard has had no effect on the Company's current financial statements.

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. This standard became effective for us in the first quarter of 2002. The Company recorded no impairment of goodwill or indefinite lived intangibles as a result of adopting this standard. In the future the Company will perform its impairment test annually.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS will become effective for the Company at the beginning of fiscal 2003. SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not expect that the adoption of SFAS No. 144 will have a significant impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will become effective for the Company at the beginning of fiscal 2003. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principals Board No. 30. Management does not expect that the adoption of SFAS No. 144 will have a significant impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for any restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized.


5.   Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. Such changes have no effect on prior reported net loss.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Helix BioMedix is a development stage company engaged in the research, development and commercialization of bioactive peptides (small proteins). The Company's technology consists of a proprietary library of bioactive peptides that exhibit a broad range of activities, which the Company believes may be harnessed to develop products for various non-pharmaceutical applications including skin-care products, biocides, and plant/animal protection. Additionally, the Company believes these peptides show promise for the development of wound-healing agents and treatments for sexually transmitted diseases and cystic fibrosis.

During the next twelve months, the Company intends to focus on business development and financing activities.

The Company estimates that its existing cash reserves, which approximated $447,000 at September 30, 2002, are only sufficient to finance activities for approximately three months and it will therefore be necessary to raise additional capital to fund operations beyond this period. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations. In addition to the debt financing discussed in the next paragraph, the Company has raised approximately $380,000 thus far in 2002 ($250,000 through September 30, 2002) under the Board of Directors authorization to issue up to $2,000,000 of common stock in a private placement equity financing with accredited investors at a per share price of $1.00. It is anticipated that the Company will require additional equity financing beyond that currently authorized by the Board of Directors prior to the earliest date the Company anticipates it may reach a positive operating cash flow position.

During 2001, the Company entered into a number of 6% unsecured notes payable under initial terms of a private placement. The Company received $1,980,000 in 2001 and an additional $1,102,500 during the first six months of 2002. On March 13, 2002, the Board of Directors amended the terms of the offering memorandum as follows: (a) the offering size was increased to $3.5 million, (b) the maturity date of the notes was extended from May 31, 2002 to December 31, 2002, (c) the notes were amended to allow for conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002, and (d) the warrant coverage was increased to a minimum of 35%, up from 25% in the initial offering. Further, the warrant coverage increased to 40% effective August 31, as the company was unable to repay or convert the notes as of that date. If the notes are not repaid or converted by December 31, 2002, then the warrant coverage will increase to 45% of the principal amount of each investor's note.

The Company believes its existing library of antimicrobial peptides is sufficiently comprehensive to provide ample business development opportunities in the short-term. Prior to 2001 the Company principally relied upon external resources for conducting research activities. With the relocation of the Company's offices to Bothell, Washington, in 2001 the Company established its own laboratory and employed several scientists to conduct its own development programs. However, it is anticipated that external research resources will continue to be utilized to leverage expertise in specific consumer and pharmaceutical fields.

Due to the limited available cash resources, the Company does not expect to make any significant purchases of plant or equipment, nor does it expect to significantly increase the number of employees during the next twelve months. Depending on the availability of cash resources, the Company anticipates the purchase of approximately $250,000 in additional laboratory equipment which will improve efficiency and throughput of our peptide synthesis. Also depending on cash resources, the Company anticipates an increase in the number of research employees. Any such increases in fixed assets or the number of employees are likely to be significant on a percentage basis, due to the low levels of existing fixed assets and headcount.

Other significant activities during the quarter ended September 30, 2002 included the following:

     (1)  The Company  continued the testing process leading to the selection of
          lead   compounds  for  clinical   testing  and/or   out-licensing   to
          pharmaceutical or other health care companies.

     (2) The Company continued to review its peptides for purposes of determining intellectual property protection. The Company's total gross investment in legal costs, fees, and acquisition of patent rights associated with developing its patent estate increased approximately $14,000, net of accumulated amortization during the first nine months of 2002.

          On August 27, 2002, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,440,935 entitled "Inhibition of Eucaryotic Pathogens and Neoplasms and Stimulation of Fibroblasts and Lymphocytes with Lytic Peptides." The issuance of the latest U.S. patent brings the Company's total U.S. and foreign patents to over 35, covering more than 100,000 unique bioactive peptides.

     (3) The Company met with peptide manufacturing companies to pursue technologies that would result in a more cost effective methodology of peptide production.

     (4) The Company continues to seek partnerships to facilitate the commercialization of its proprietary peptides for development as novel pharmaceuticals utilized in the treatment of a wide range of diseases, including cystic fibrosis, sexually transmitted diseases and wound healing. Other disease applications may be identified in the future.

     (5) The Company is also seeking partnerships with specific industry leaders for the development of non-pharmaceutical applications that would include cosmetics, biocides and medical device applications. Management continues to believe that pursuit of non-drug opportunities will provide the best opportunity to introduce commercially viable products in the short-term at the lowest cost.

On October 8, 2002, the Company filed a Form 8-K in which it announced the signing of a research use license agreement. Under terms of the agreement, Helix granted a limited license of specified peptides to a company for use in certain internal research activities and to develop a process of manufacturing the specified peptides. Under terms of the agreement the other company will continue to conduct research during the 18 month term of the license to determine the feasibility of using the Helix peptides to develop a commercial product. Depending upon the outcome of the research, the companies agreed to negotiate in good faith to enter into a commercial license for use of the Helix peptides.

On November 6, 2002, the Company filed a Form 8-K in which it announced the signing of a letter of intent with Nu Skin International, Inc. ("Nu Skin") to enter into a developmental agreement with Nu Skin for the use of a Helix peptide in a Nu Skin acne treatment product. Helix received a technology access fee upon signing the letter of intent. Helix will also receive royalties depending on the performance of the technology.

The Company is still considered to be a development stage company and did not earn any significant revenues in the first nine months of 2002 or 2001.

Total operating expenses in the quarter ended September 30, 2002 approximated $594,000 compared to approximately $350,000 during the quarter ended September 30, 2001, representing an increase of approximately $244,000 or 70%. For the first nine months of 2002, operating expenses totaled $1,670,000 compared to $1,558,000 during the first nine months of 2001, resulting in an increase of $112,000 or 7%.

Research and development expenses approximated $115,000 in the third quarter of 2002 compared to $106,000 in the third quarter of 2001 and $410,000 in the first nine months of 2002 compared to $268,000 in the first nine months of 2001. Research and development expenses increased $9,000, or 8%, in the third quarter of 2002 from the prior year and $142,000, or 53%, in the first nine months of 2002 compared to the prior year period. The increases in the third quarter and the first nine months of 2002 are primarily due to higher salaries and related costs resulting from the hiring of several scientists in the second half of 2001, partially offset by funds received from potential customers in 2002 to offset the company's cost of obtaining synthesized peptides from a third party vendor.

Accounting, legal and professional fees approximated $38,000 in the quarter ended September 30, 2002 compared to approximately $42,000 in the third quarter of 2001. For the first nine months, accounting, legal and professional expenses totaled $145,000 in 2002, compared to $236,000 in 2001. Such expenses decreased $4,000, or 8%, during the third quarter of 2002 from the prior year period and decreased $91,000, or 38% during the year-to-date period in 2002 from the comparable period in 2001. The decreases are primarily a result of higher expenses in the prior year period associated with the restructuring of the Company.

Consulting fees increased approximately $48,000, or 184%, to $73,000 in the quarter ended September 30, 2002 compared to $26,000 in the quarter ended September 30, 2001. For the year-to-date period, consulting fees decreased $471,000, or 79%, to $122,000 from $593,000 in the prior year. The increase in the quarter over the prior year is primarily due to stock compensation relating to certain consulting contracts. The decrease in the year to date period is primarily due to reductions in deferred compensation costs relating to certain consulting contracts that were executed in the third quarter of 2001.

Depreciation and amortization totaled approximately $22,000 in the third quarter of 2002 compared to $11,000 in the third quarter of 2001; for the first nine months depreciation and amortization totaled $66,000 in 2002 compared to $32,000 in 2001. The increases of $11,000, or 108%, in the third quarter and $34,000, or 108%, in the first nine months are primarily due to increased depreciation resulting from the opening of a laboratory and administrative facility in the Bothell, Washington in late 2001.

Other general and administrative expenses increased approximately $180,000, or 109% from $165,000 in the quarter ended September 30, 2001 to $345,000 in the quarter ended September 30, 2002. During the first nine months, other general and administrative expenses increased approximately $498,000, or 116%, to $927,000 in 2002 compared to $429,000 in 2001. The increases are primarily due to an increase in the average number of employees coupled with an increase in occupancy expenses associated with the relocation of the Company's offices to Bothell, Washington and expenses recognized in connection with warrants issued for certain equity and debt financings during 2002.

Interest expense increased by approximately $49,000, or 82%, from $60,000 in the quarter ended September 30, 2001 to $109,000 in the quarter ended September 30, 2002; for the first nine months interest expense increased $250,000, or 316% to $329,000 in 2002 from $79,000 in the 2001 period. The increases are due substantially to the private placement debt financing that began in late 2001 and continued through the first several months of 2002.

The net loss for the quarter ended September 30, 2002 approximated $701,000, or $0.14 per share, compared to a loss of $408,000, or $0.08 per share, in the quarter ended September 30, 2001. For the first nine months, the net loss totaled $1,993,000, or $0.39 per share, compared to $1,633,000, or $0.33 per share in 2001. The cumulative net loss from inception (November 7, 1988) to September 30, 2002 totals $9,554,000, or $5.22 per share.

Item 3. Controls and Procedures

The management of the Company, including R. Stephen Beatty as Chief Executive Officer and Kerry D. Palmer as Chief Financial Officer, have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Beatty and Palmer determined that such controls and procedures were effective as of November 12, 2002, the date of the conclusion of the evaluation. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls between November 12, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures, and the date of this report.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

During the first several months of 2002, the Company completed a private placement of up to $3,500,000 principal amount of its 6% Convertible Promissory Notes. During 2001, and the first six months of 2002, the Company sold to accredited investors $1,980,000 and $1,102,500, respectively, of these notes. The notes are due December 31, 2002 and are convertible into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1,500,000 that occurs on or before December 31, 2002. In connection with the sales of the notes, the Company issued ten-year warrants to the noteholders to purchase a number of shares of the Company's common stock equal to the quotient of (i) from 35% to 45% of the principal amount of the notes (the exact percentage to be based on when the notes are repaid or converted), divided by (ii) $1.50 or, if less, the price per share of common stock paid by investors in the Company's next equity financing generating proceeds of at least $1,500,000. The notes and warrants and the $380,000 of common stock issued to date in the Company's current financing program were exempt from registration pursuant to Rule 506 of the Securities Act of 1933, as amended. The net proceeds of the financings were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit 99.1      Certification of Chief Executive Officer  pursuant to
                           Section 1350 of Title 18 of the United States Code, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States
                           Code, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports of Form 8-K.

1. On October 8, 2002, the Company filed a Form 8-K to report the signing of a research use license agreement.

2. On November 6, 2002, the Company filed a Form 8-K to report the signing of a letter of intent to enter into a developmental agreement with Nu Skin International, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HELIX BIOMEDIX, INC.


November 14, 2002                           /s/ Kerry D. Palmer
                                            -------------------
                                            Kerry D. Palmer
                                            Chief Financial Officer


November 14, 2002                           /s/ R. Stephen Beatty
                                            ---------------------
                                            R. Stephen Beatty
                                            Chief Executive Officer

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, R. Stephen Beatty, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Helix BioMedix, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 14, 2002                Signature:  /s/ R. Stephen Beatty
           -----------------                            -----------------------
                                                        Chief Executive Officer

EXHIBIT 99.2
                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Kerry D. Palmer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Helix BioMedix, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                     Signature: /s/ Kerry D. Palmer
       -----------------                                -----------------------
                                                        Chief Financial Officer