Form 10KSB
period 2002-12-31
HELIX BIOMEDIX INC
filed 2003-04-15
CIK 831749

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X]     ANNUAL REPORT PURSUANT TO SECTION
         13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Registrant's revenues for the fiscal year ending December 31, 2002: $ 70,000 As of March 31, 2003, there were 7,840,690 shares of common stock, $0.001 par value, of Helix BioMedix Inc. issued, and the aggregate market value of the common stock held by non-affiliates as of that date was approximately:
$4,660,000.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

     Transitional Small Business Disclosure Format (Check One): Yes[ ] No[X]

================================================================================

                              HELIX BIOMEDIX, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS



PART I............................................................................................................1
   Item 1.  Description of Business...............................................................................1
   Item 2.  Description of Properties.............................................................................5
   Item 3.  Legal Proceedings.....................................................................................6
   Item 4.  Submission of Matters to a Vote of Security Holders...................................................6
PART II...........................................................................................................6
   Item 5.  Market for Common Equity and Related Stockholder Matters..............................................6
   Item 6.  Management's Discussion and Analysis or Plan of Operation.............................................8
   Item 7.  Financial Statements.................................................................................14
   Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................14
PART III.........................................................................................................14
   Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
            of the Exchange Act..................................................................................14
   Item 10.  Executive Compensation..............................................................................15
   Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......15
   Item 12.  Certain Relationships and Related Transactions......................................................15
   Item 13.  Exhibits and Reports on Form 8-K....................................................................15
   Item 14.  Controls and Procedures.............................................................................15
   Item 15.  Principal Accountant Fees and Services..............................................................15

                                     PART I

Item 1.  Description of the Business

         The following discussion in this annual report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations that involve risks and uncertainties. The Company's actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan," and similar words, although some forward-looking statements are expressed differently. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect on events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, prospects and results of operations. In particular, readers are cautioned to review the Risk Factors set forth in Item 6 of this annual report on Form 10-KSB.

         Helix BioMedix, Inc. ("Helix" or the "Company"), a development stage company, is actively engaged in the research, development and commercialization of bioactive peptides (small proteins). For the fiscal year ended December 31, 2002 the Company had revenues of $70,000, and at the close of that period we had incurred an operating deficit (since inception) of approximately $10,723,000. Helix, through a predecessor entity, was originally incorporated in Colorado on February 2, 1988. On December 29, 2000, following approval by its shareholders, the Company merged with a wholly owned subsidiary that was incorporated in the State of Delaware (the "Merger"). As a result of the Merger, the Company adopted Delaware as its state of incorporation, adopted the subsidiary's certificate of incorporation and bylaws, and assumed the subsidiary's 2000 Stock Option Plan. In October 2001, the Company relocated its headquarters to Bothell, Washington.

         The Company's technology consists of a proprietary library of bioactive peptides that exhibit a broad range of activities, which the Company believes may be harnessed to develop products for various non-pharmaceutical applications including skin care products, biocides and commercial disinfectants, as well as pharmaceutical products to aid in wound healing and treating infectious diseases. These peptides are synthetic variations based on naturally occurring molecules present in many plants and animals, including humans, which fend off a variety of microbes, including bacteria, fungi, viruses and protozoa; they also facilitate the healing process. The peptides contained in the Company's intellectual property library may be referred to as "antimicrobial peptides of the innate immune system" or simply as "antimicrobial peptides." In earlier scientific journals and Company reports, the Company's peptides have been referenced as "lytic peptides" or "cytoporins".

         The antimicrobial peptides of the innate immune system are an important component of the host immune defense system of many species and provide a first line of defense against invading bacteria and other pathogens. The Company believes that its patent library encompasses a variety of structural classes of peptides and is supported by patent protection covering both composition of matter and all relevant use claims. The Company believes that the bioactive compounds contained in Helix's library are very wide ranging, with antibacterial, antifungal, antiviral and antiparasitic properties. In addition, some aspects of the Company's peptides exhibit properties associated with wound healing, cell proliferation and anti-inflammatory processes.

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

         The UBC licensing agreement provides the Company with a diversity of peptides that further supports the development of proprietary molecules for a wide range of applications by expanding the potential number of lead peptide candidates. This acquisition of distinct structural classes of peptides has distinguished the Company from its competitors, some of whom are engaged in developing only a single class of peptide for a number of applications. The Company believes it is advantageous for future drug development to increase the diversity of its library of lead compounds. The Company believes that these new classes of synthetic, non-naturally-occurring, peptides offer promise as (i) anti-infective agents; (ii) wound healing compounds; and (iii) anti-cancer drugs. Company management believes that the Company has created a powerful platform technology based upon its extensive library of novel molecules and the acquisition of distinct structural classes of peptides as a result of the license with the University of British Columbia.

         The Company's technology is based on the discovery that its proprietary bioactive antimicrobial peptides appear to have the ability to kill, in-vitro, a broad spectrum of bacteria, protozoa, fungi, and viruses, which cause disease in animals and humans. In addition, some of these peptides have demonstrated the potential to promote wound healing, decrease inflammation and cause proliferation of white blood cells, which are essential to the maintenance of an effective immune system. Based upon preliminary testing, certain of the Company's peptides have been identified as having specific activity against a number of tumor cell lines. These peptides may have potential as chemotherapeutic agents in certain cancer therapies. The cost and complexity of bringing new drugs to market has led Company management to conclude that it is prudent to seek strategic alliances and licensing arrangements with larger, well-financed companies to bring the peptides through the clinical trials stage for certain applications such as wound healing, cystic fibrosis and sexually transmitted diseases.

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

Development Programs

         The Company has a number of ongoing development programs an overview of which is described below.

         Wound Healing

         The aim of this program is to develop a peptide targeted at increasing the speed of wound healing and reducing scarring. A lead peptide has been identified which has demonstrated significant efficacy in pre-clinical studies, conducted at the VA Hospital San Diego by Professor Richard Gallo M.D. The peptide has no observable systemic toxicity and is entering non-GLP pig efficacy studies in a gel formulation in Q2 2003. This peptide will be targeted as a treatment for both acute and chronic wounds.

         Cystic Fibrosis

         The aim of this program is to develop a peptide therapeutic for the cystic fibrosis (CF) lung capable of improving lung function by reducing bacterial bioburden. Two Helix peptides initially demonstrated a proof of concept in the rat chronic lung infection model. Following a screening program of over 200 antimicrobial peptides from the Helix library five lead candidates were identified and assayed in pre-clinical testing. A lead peptide has now been identified which significantly reduces lung bioburden when administered by nebulizer and has activity against multi-drug-resistant pathogens of the CF lung. This peptide is now undergoing extended in vivo efficacy and toxicity profiling.

         Topical Antimicrobial

         The aim of this program is to develop a peptide as a broad-spectrum topical antimicrobial capable of preventing and treating skin and wound infections. A lead peptide has been identified from an in-house screening program with broad-spectrum activity including activity against multi-resistant organisms. This lead peptide is now entering pre-clinical testing.

         Sexually-transmitted disease (STD) / vaginitis

         Certain peptides in the Helix library have been identified that have broad-spectrum activity against bacteria and yeast associated with sexually-transmitted disease and vaginitis. The lead candidates in gel formulation have demonstrated rapid killing of gram-positive and gram-negative bacterial pathogens as well as fungal pathogens including antimicrobial resistant strains. Once selected the lead peptide will be promoted to in vivo testing.

         HIV microbicide

         A number of Helix peptides have demonstrated activity against cells acutely infected with HIV as well as those chronically infected with the virus. Researchers have previously demonstrated such effects with peptides of the innate immune system. However, the reduced length and cost effective production of the Helix peptides provides the first opportunity for a realistic topical therapy. Once lead and backup peptides have been identified and characterized, the feasibility of animal studies will be investigated.

         Anti-acne

         In addition to broad-spectrum antimicrobial peptides (described above) Helix has also identified certain peptides with more specific activity against Propionibacterium acnes, one of the biological factors involved in the pathogenesis of acne. The lead peptide in gel formulation is now in studies to determine its acceptability and efficacy as an anti-acne product. Helix currently has five peptides that can be synthesized using cost effective solution phase subunit synthesis with activity against P. acnes. The developmental course for such an application could be cosmetic, over-the-counter
(OTC) or prescription.

         Anti-wrinkle

         Helix has identified a number of peptides capable of stimulating the proliferation of fibroblasts. Further testing has demonstrated that this attribute can provide significant benefit in relation to prevention and elimination of wrinkles. This property is currently being optimized to produce a peptide capable of reducing the effects of aging at a cost that would permit inclusion in non-prescription skin care products.

         Other advances

         Cost of goods is an important issue in both consumer and pharmaceutical product development. During 2002 the Company made significant progress in reducing the cost of its lead peptides by (1) minimizing peptide length, (2) optimizing activity and (3) selecting peptides consisting of specific repeat units able to be assembled into full- length peptides at a fraction of the cost of standard synthesis.

         Business development

         During 2002, the Company presented its peptide technology to a wide range of potential licensees in certain consumer and pharmaceutical areas. Development licenses were signed with two such companies. In addition, the Company has provided six other companies with research quantities of specific peptides for internal assessment.

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

    Five (5) U.S. patents have issued. Twenty-two (22) foreign patents have issued, a Canadian application is pending, and a divisional application is pending in five European countries.

    In addition, the Company's License Agreement with the University of British Columbia ("UBC") allows the Company the use of the following patents:

   Antimicrobial cationic peptide derivates of Bactenecin (US Patent 6,172,185) Anti-endotoxic, cationic antimicrobial peptides and methods of use thereof (US Patent 6,288,212 B1) Antimicrobial peptides and methods of use thereof (US Patent 6,337,317)

   Additional Canadian, European and Australian divisional applications are pending with respect to the UBC intellectual property.

         Starting in 2001, the Company began efforts to protect the intellectual property regarding the "third generation" peptides developed as a collaborative effort between TPI and the Company. Two (2) U.S. patent applications and one (1) PCT international patent application are currently pending.

         From inception to the close of fiscal year 2002, the Company has invested approximately $644,000 to protect its patent estate.

Competition

         The Company has continued its efforts to establish a strong patent position with respect to the proprietary compositions and use of its multiple structural classes of antimicrobial peptides. There is increasing interest in the biopharmaceutical industry in examining the potential for using such peptides as therapeutic drug agents. To the best of the Company's knowledge, there are five other North American biotechnology companies actively working in the field of biopharmaceutical peptide research. Some of these competitors have substantial financial resources available to them, and are pursuing product commercialization via clinical trials, strategic partnerships and other mechanisms to further develop the potential for commercialization of antimicrobial peptides. Although the Company believes the early priority dates on its patents and patent applications represent a competitive advantage, the Company has little or no control over how successful competitors may be in potential litigation affecting the Company's patent estate. However, the Company believes its experience in the field complements its patent estate and represents an asset that the Company will utilize in its attempts to commercialize the peptides. The Company further believes that the activity of certain competitors is helping to accelerate the advance of this basic technology to the commercial stage.

The Company's key competitive advantages include the following:

     1. An extensive and diverse peptide which generates enhanced prospects for matching the optimal peptide with each therapeutic target.

     2. The Company has the ability to access both pharmaceutical and non-pharmaceutical markets providing a greater opportunity for success.

     3. The Company's peptides are more cost effective to manufacture due to their shorter sequence as compared to the peptides of some other companies.

     4. Many of the inventors of our core intellectual property work at the Company i.e.: Robert Hancock, Ph.D., Timothy Falla, Ph.D., and Lijuan Zhang, Ph.D. The Company also has recognized experts with substantial pharmaceutical industry experience serving on its Scientific Advisory Board, including Robin Cooper, Ph.D., William Baker, Ph.D., and Arnold Smith, M.D.

Research and Development Investment

         The Company's direct investment in research and development of its peptide technology has aggregated approximately $3,866,000 from inception (November 7, 1988) to December 31, 2002. Approximately $644,000 has been capitalized as legal costs incurred in patent prosecution. Other capitalized R & D and licensing costs include (i) $200,000 capitalized as a cost paid by promissory note to Helix International Corporation to acquire the antimicrobial technology at the Company's inception; (ii) $25,000 paid in the form of 10,000 shares of common stock as partial consideration for antimicrobial technology developed for the Company by TPI prior to entering of the Cooperative Endeavor Agreement in November 1995; and (iii) approximately $61,000 for a license fee representing reimbursement to the University of British Columbia of all outstanding and future costs incurred to the date of the execution of this Agreement in applying for, registering and maintaining the patents in connection with the technology.

         The balance of $2,936,000 has been expensed as R & D operating expenses as the Company incurred them. Research and development expenses in 2002 and 2001 approximated $546,000 and $444,000, respectively. The Company's total investment in R & D and other operating and interest expenses to develop its peptide technology has aggregated $10,723,000 from the Company's inception through December 31, 2002.

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

Employees

         As of December 31, 2002, the Company had seven full-time employees and one part-time employee.

Other Information

         The Company has not incurred any substantial costs to comply with environmental laws or regulations as it is not subject to significant laws or regulations at the federal, state or local level.

Item 2.  Description of Properties

         The Company's principal place of business and corporate office is in Bothell, Washington. The corporate office was relocated in October 2001 from New Orleans, Louisiana to the new location to allow the Company to incorporate in-house scientific testing and peptide synthesis essential to support its development of commercial and pharmaceutical applications. The address and telephone number for the Company office are:

                  Helix BioMedix, Inc.
                  Corporate Office
                  22122 20th Ave SE
                  Bothell, WA 98021
                  Tel: (425) 402-8400
                  Fax: (425) 806-2999

         The corporate headquarters includes a total of approximately 3,000 square feet of which half is used for administrative purposes and the remainder represents a laboratory. The Company entered into a four-year lease of the premises at a base monthly rent of $3,463. The Company's laboratories have been designed to support a central role in both clinical and non-clinical applications. State of the art peptide synthesis, analysis and purification allow the Company to provide peptides for in-house programs, research collaborations and potential licensee's evaluation in all fields of application. The biology laboratory has been equipped as a clinical microbiology facility with necessary equipment to isolate, grow and test clinical isolates and multidrug resistant pathogens. The Company also utilizes the services and facilities of third-party contract research organizations.

Item 3.  Legal Proceedings

         The Company is currently not involved in any litigation or other legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 16, 2002 at a duly called Annual Meeting of the Stockholders of the Company, two matters were submitted to a stockholder vote. Specifically, stockholders of the Company voted on (i) the election of two Class II directors to serve until the Annual Meeting of Stockholders to be held in 2005, and until their successors are elected and qualified and (ii) an amendment of the Company's Certificate of Incorporation to increase the number of authorized Preferred Shares from 2,000,000 to 25,000,000 and to increase the number of authorized Common Shares from 25,000,000 to 100,000,000. The nominees for director at that meeting were:

         Jeffrey A. Miller , Ph.D.
         Daniel O. Wilds

         Of a total of 5,144,696 shares of common stock issued and outstanding as of the record date, October 23, 2002, 2,731,831 shares or 53% were voted in favor of the election of Dr. Miller and 2,740,671 shares or 53% were voted in favor of the election of Mr. Wilds.

     Continuing directors are: R. Stephen Beatty, Dr. Randall L.-W. Caudill, George A. Murray and Carlyn J. Steiner, J.D.

     The Company appointed officers of the Delaware corporation as follows:

                  President: R. Stephen Beatty
                  Chief Executive Officer: R. Stephen Beatty
                  Executive Vice President: Parker A. Sroufe
                  Vice President: Timothy J. Falla, Ph.D.
                  Treasurer: Kerry D. Palmer
                  Secretary: Kerry D. Palmer
                  Chief Financial Officer: Kerry D. Palmer

         Of a total of 5,162,696 shares of common stock issued and outstanding as of the record date, October 23,2002, 2,725,701 shares or 53% were voted in favor of the amendment of the Certificate of Incorporation to increase the number of authorized Preferred and Common Shares.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

         Shares of the Company's common stock are traded on the Over-the-Counter Bulletin Board (the "OTCBB"). During fiscal year 2001 and 2002, public trading transactions in the Company's common stock (as reported on the OTCBB) have fluctuated at low/high price ranges and average daily market volumes shown below. The low/high quotations described reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                Q1 2001     Q2 2001     Q3 2001     Q4 2001     Q1 2002     Q2 2002     Q3 2002     Q4 2002
                -------     -------     -------     -------     -------     -------     -------     -------
Low              $1.31       $0.90       $0.68       $0.58       $0.60       $0.63       $0.43       $0.40
High             $2.19       $1.34       $1.25       $1.10       $0.95       $0.99       $0.80       $0.90
Volume           2,292       6,552       4.775       6,659       5,307       1,691       6,011       4,249


Holders of Common Stock

         As of December 31, 2002, there were approximately 650 stockholders of record with respect to the Company's common stock. The Company estimates an additional 800 individuals hold Company common stock in "street name" in brokerage accounts.

Dividends

         Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. No dividends have been paid with respect to the common stock since the Company's inception, and no dividends are anticipated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

         In September 2002, the Company began a private placement offering of common stock pursuant to approval at it August, 2002 Board meeting in accordance with Regulation D under Section 4(2) of the Securities Act of 1933 (the "Securities Act") at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investments. The exercise price of the warrants equals $1.00 per share. As of December 31, 2002, the Company raised $1.56 million from the offering.

         The proceeds from the private placement offering are being used to finance operations. Management continued raising funds under the private placement through March 31, 2003. As of March 31, 2003, the total amount raised in the private placement offering approximated $3.6 million. Management believes this amount will be sufficient to finance operations through at least December 31,2003.

         In June 2001, the Company commenced the sale of six percent unsecured promissory notes pursuant to approval at its April 18, 2001 board meeting. The promissory notes, which were originally due May 31, 2002, contained warrants to purchase common shares initially equivalent to 25% of the principal amount of the notes, at an exercise price of the lower of $1.50 per share or the price in the next equity offering, with such warrants having a term of ten years. As of December 31, 2001, the Company raised proceeds of $1,980,000 and had recorded $216,100 in paid in capital from the issuance of 495,000 common stock purchase warrants, which is considered a debt discount. The effective interest rate on the outstanding promissory notes, when coupled to the valuation of the common stock purchase warrant incentives and debt issue cost was 16.9% for the year ended December 31, 2001.

         At a meeting in March 2002, the Board amended the terms of the existing debt offering as follow: (a) the offering size was increased from $2.77 million to $3.5 million; (b) the maturity date of the notes was extended to December 31, 2002; (c) the notes were amended to require conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002, and (d) the warrant coverage was increased to 35% of the principal amount, subject to an increase to 40% if the principal was not paid or converted by August 31, 2002 and a further increase to 45% if the principal was not paid or converted by December 31, 2002. Purchasers prior to the date of the offering changes were given an opportunity to accept the revised terms or to reject them and obtain a refund of their purchase plus accrued interest. Refunds for approximately $55,000 were subsequently made. During the year ended December 31, 2002, the Company raised an additional $1,102,500 from the convertible debt offering. As noted above, the Company raised $1.56 million in an equity financing as of December 31, 2002. Accordingly, the convertible notes, totaling $3,082,500, together with the related accrued interest of $231,180 were converted into 3.314 million shares of common stock, at a per share price of $1.00, on December 31, 2002.

         Most of the shares from the 2002 equity financing through December 31, 2002, 1.55 million and the 3.314 million shares from the debt conversion were not issued until after year-end. Accordingly, the combined total, or approximately 4.86 million shares, are considered to be outstanding, but unissued at December 31, 2002 for accounting purposes.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Risk Factors

         This section briefly discusses certain risks that should be considered by existing and prospective investors. Investors should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-KSB. If any of the following risks actually occur, the Company's financial condition or operating results could be harmed. In such case, investors may lose part or all of their investment.

The Company has a history of net losses.

         The Company expects to continue to incur net losses and may not achieve or maintain profitability. The Company's limited operating history may make it difficult to evaluate its business and an investment in its common stock.

         The Company is a development stage Company, in a pre-clinical stage of research, and has a limited operating history upon which an investor may evaluate operations and future prospects. The Company has incurred a cumulative operating loss of approximately $10.7 million from inception (November 7, 1988) through December 31, 2002. The Company expects to make substantial expenditures to further develop and commercialize its product candidates and expects that its rate of spending will accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of its lead candidates, potential clinical trials, regulatory approvals and commercialization of its antimicrobial peptide technologies. In the long-term, the Company will endeavor to identify lead compounds demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. In the near-term, the Company expects revenues to be derived from the non-pharmaceutical license of proprietary compounds for development in applications not requiring FDA approval, such as cosmetics and commercial disinfectants. However, the Company's revenue and profit potential is unproven and its limited operating history makes future operating results difficult to predict. Consequently, an investment in the Company's common stock must be considered in light of the risks and uncertainties that may be encountered by a development stage biotechnology Company, including the need for substantial capital to support the development of its products and technologies and its ability to manage growth.

The Company will need to enter strategic alliances with third parties to develop, test and produce commercially viable products from its antimicrobial peptide technologies.

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

         The Company is highly dependent upon several key individuals, including
R. Stephen Beatty, the Company's Chief Executive Officer, Dr. Timothy Falla, its Chief Scientific Officer, and Dr. Robert E.W. Hancock, a consultant to the Company and an international authority on antimicrobial peptides and their development for commercial application, all of whom have played a critical role in the Company's research and development programs, raising financing and conducting initial trials of its antimicrobial technologies. Additionally, the Company employs several scientific personnel with significant and unique experience in the antimicrobial peptide field, some of whom may not be replaceable. The loss of the services of these key members of management or scientific personnel may prevent the Company from achieving its business objectives.

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

The current legal and accounting regulatory burden is likely to increase.

         The current regulatory and political environment, in part a response to the recent accounting scandals, has and will continue to increase the amount and degree of legal and accounting rule-making. New laws and accounting rules issued by a variety of authoritative bodies, coupled with frequent changes to existing rules, may serve to restrict the growth of profitability and increase the cost of compliance.

Plan of Operation

         In March, 2003, the Company completed its private placement of common stock that began during 2002. Through December 31, 2002, the Company sold 1.56 million shares at a per share price of $1.00. The offering included detachable warrants equal to 60% of the equity investment. Subsequently through March 31, 2003, the Company sold approximately 2.1 million additional shares at the same $1.00 per share price. Management believes that it has sufficient funds to satisfy its cash requirements through at least December 31, 2003. To the extent the Company is successful in completing its business development efforts and consummating license transactions, the proceeds from any such revenues will delay the point at which the Company will need to obtain new financing.

         The Company's major research and development efforts planned for 2003 include the following:

     o Human acceptability and efficacy testing of the Company's skin care product candidates.
     o    Pre-clinical evaluation of wound healing peptide.
     o    Pre-clinical evaluation of topical antibiotic peptide.
     o    Pre-clinical evaluation of cystic fibrosis lung antibiotic peptide.
     o Pre-clinical evaluation of topical sexually transmitted disease antibiotic peptide.
     o    Selection of a lead peptide as a topical HIV microbicide.

         The Company's present plan for 2003 does not include the purchase or sale of any significant fixed assets.

         Management does not expect a significant increase in the number of employees in 2003, although the percentage increase may be substantial given the low current headcount.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is still a development stage entity which means that it has not yet achieved a significant amount of revenue. Given the nature of the Company's business and the stage of its development, it is difficult to determine with reasonable certainty when it will achieve significant revenue and reach the end of its development state. The Company intends to initiate third party testing of some of its peptides in 2003. It is unlikely that its business development efforts will materially progress until after some of this outside testing is completed with satisfactory results. It is possible that the results of early outside tests will be unsatisfactory in which case the Company will need to conduct additional internal and external research, further extending the Company's development stage.

         With little revenue, the Company's external sources of liquidity are limited. While management does not anticipate the need for additional funding in 2003, circumstances could change. The Company's ability to raise additional financing may be limited if the difficult biotech financing market continues or deteriorates further.

         Revenue

         The Company recognized revenue of $70,000 during 2002 while no revenue was earned in 2001. The revenue sources were described in the Company's Form 8-K filings during the fourth quarter of 2002.

         Management does not anticipate significant increases in revenues until certain outside testing of its peptides are satisfactorily completed and license agreements are negotiated.

         Research and development operating expenses

         Research and development expenses approximated $546,000 during the year ended December 31, 2002 compared to approximately $444,000 in the prior year, representing an increase of 23%. The increase primarily resulted from incurring a full year of salaries and benefits for scientific staff compared to a partial year in 2001 as the Company did not establish its own research facilities staffed by its own employees until the last several months in 2001.

         Management anticipates that research and development expenses will increase significantly during 2003, due primarily to expected increases in outside testing, consulting expenses and higher peptide synthesis costs required to achieve the research and development objectives noted above, under "Plan of Operation". These increases result from the Company's evolution toward converting its peptide technology into commercially-viable products.

         Depreciation and amortization operating expenses

         Depreciation and amortization expenses totaled $115,000 in 2002 compared to $52,000 in 2001. The increase approximates $63,000 or 121%. The increase is due to higher depreciation charges 2002 as a result of the establishment of the Company's office and laboratory facilities in October 2001.

         The Company does not expect any significant changes in depreciation and amortization in 2003, except for higher depreciation charges resulting from the acquisition of a mass spectrometer for approximately $225,000 in late 2002. No significant fixed asset expenditures are anticipated for 2003.

         Accounting, legal and professional operating expenses

         Accounting, legal and professional operating expenses totaled $190,000 during 2002 compared to $227,000 in 2001, resulting in a decrease of approximately $37,000 or 16%. The decrease is primarily due to the volume of professional services required during 2001 as a result of the Company's reorganization as a Delaware corporation and relocation to Washington from Louisiana.

         Management expects that accounting, legal and professional fees will increase in 2003 substantially due to higher expenses for patent prosecution, and contract negotiation assistance.

         Consulting fees operating expenses

         Consulting fees operating expenses approximated $536,000 in 2002 compared to $557,000 in the prior year, resulting in a decrease of $21,000, or 4%. Consulting fees include estimated fair values ascribed to warrants issued by the Company to key strategic consultants, using the Black Scholes model and payments to a former president of the Company for assistance with international patent issues and to business development consultants.

         Consulting fees are expected to increase in 2003 primarily due to a higher planned use of business development consultants for specific industries in addition to the commencement of monthly cash payments to key strategic partners.

         Other general and administrative operating expenses

         Other general and administrative operating expenses totaled $1,149,000 in 2002 compared to $605,000 during 2001. The increase approximated $544,000 or 90%. The increase was largely due to higher expenses for salaries and wages, insurance and rent attributable to a full year of such expenses in 2002 compared to 2001 when several employees were hired and the office and laboratory facility in Bothell Washington was opened in the later half of the year.

         The Company does not expect other general and administrative expenses to increase significantly in 2003.

         Interest expense

         Interest expense for 2002 totaled approximately $704,000 compared to $198,000 in 2001. The increase of $506,000 primarily resulted from the decision by the Company's Board in March 2002 to amend the terms of the private placement of promissory notes that commenced in June of 2001 to provide for an automatic conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002 and additional warrants. This resulted in the recognition of the fair value of additional warrants which were treated as a debt discount and amortized to interest expense in 2002.

         At the current stage of the Company's operations, there are no seasonal aspects that materially affect its financial condition or results of operations.

Item 7.  Financial Statements

         Please see Pages F-1 through F-19.

         The following Financial Statements are filed as part of this report:

                                                                                            Page

         Independent Auditors' Report....................................................... F-1
         Report of Prior Independent Auditors............................................... F-2
         Balance Sheets as of December 31, 2002 and 2001.................................... F-3
         Statement of Operations for the years ended December 31, 2002 and
              December 31, 2001 and for the period from inception (November 7, 1988) to      F-4
              December 31, 2002.............................................................
         Statement of Stockholders, Equity (Deficit) for the period from inception           F-5
              (November 7, 1988) to December 31, 2002.......................................
         Statement of Cash Flows for the years ended December 31, 2002 and
              December 31, 2001 and for the period from inception (November 7, 1988) to      F-8
              December 31, 2002

         Notes to Financial Statements...................................................... F-9

         All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

                                    CONTENTS

                                                    Page

REPORT OF INDEPENDENT AUDITORS                       F-1

REPORT OF PRIOR INDEPENDENT AUDITORS                 F-2

BALANCE SHEET                                        F-3

STATEMENTS OF OPERATIONS                             F-4

STATEMENT OF STOCKHOLDERS' EQUITY                    F-5

STATEMENTS OF CASH FLOWS                             F-8

NOTES TO FINANCIAL STATEMENTS                        F-9

                          Independent Auditors' Report

The Board of Directors and Stockholders
Helix Biomedix, Inc.:

We have audited the accompanying balance sheet of Helix Biomedix, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from November 7, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period November 7, 1988 (inception) to December 31, 2002 include amounts for the period from November 7, 1988 (inception) to December 31, 1988 and for each of the years in the thirteen-year period ending December 31, 2001, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 7, 1988 through December 31, 2001 is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Helix Biomedix, Inc. (a development stage entity) as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period November 7, 1988 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America

/s/KPMG LLP
-----------
KPMG LLP


Seattle, WA
April 11, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Helix BioMedix, Inc.
Bothell, Washington

We have audited the accompanying balance sheet of Helix BioMedix, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, cash flows, and changes in stockholders' equity (deficit) for the year ended December 31, 2001, and for the period from inception (November 7, 1988) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix Biomedix, Inc. as of December 31, 2001, and the results of its operations, cash flows, and changes in its stockholders' equity (deficit) for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
February 1, 2002

                                                      /S/COMISKEY & COMPANY
                                                      -----------------------
                                                      PROFESSIONAL CORPORATION

                              Helix BioMedix, Inc.
                          (a development stage company)
                                 Balance Sheets
                           December 31, 2002 and 2001


                                                                     December 31,
                                                               ----------------------
                                                               2002              2001
                                                           -----------       -----------
  ASSETS

CURRENT ASSETS

  Cash                                                     $ 1,031,345        $ 401,045
  Accounts receivable                                           20,000                -
  Prepaid expenses and other current assets                     47,822           28,989
                                                             ---------        ---------
    Total current assets                                     1,099,167          430,034

PROPERTY AND EQUIPMENT
  Machinery and equipment                                      439,246          186,008
  Furniture and fixtures                                        11,874           10,627
  Leasehold improvements                                        28,216           27,324
                                                             ---------        ---------
                                                               479,336          223,959
    Less: accumulated depreciation                             (59,087)          (9,828)
                                                             ---------        ---------
                                                               420,249          214,131
OTHER ASSETS

  Deposits and long-term prepaids                               30,085           29,830
  Antimicrobial technology (net)                                73,462           87,500
  Licensing agreement (net)                                     57,796           61,391
  Patents pending and approved (net)                           499,266          516,844
                                                             ---------        ---------
                                                               660,609          695,565

                                                             ---------        ---------
    Total assets                                           $ 2,180,025      $ 1,339,730
                                                           ===========      ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable - related party                                 $ -          $ 4,500
  Other Accounts payable                                        37,308
  Accrued interest payable                                           -           45,196
  Other accrued expenses                                       334,861           13,390
  Notes payable - related parties                                    -          163,154
  Notes payable (net of unamortized discount and                     -        1,849,593
  issue costs of $130,407 in 2001)
                                                             ---------        ---------
    Total current liabilities                                  372,169        2,075,833
                                                             ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 25,000,000 shares
    authorized ; no shares issued or
    outstanding                                                      -                -
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 10,036,376 shares outstanding at
    December 31, 2002;  5,144,696 shares issued and
    outstanding at December 31, 2001.                           10,037            5,145
  Additional paid-in capital                                12,655,386        6,819,415
  Less stock subscriptions receivable                         (135,000)               -
  Deficit accumulated during the development stage         (10,722,567)      (7,560,663)
                                                           -----------       ----------
                                                             1,807,856         (736,103)

                                                            ----------       ----------
    Total liabilities

    and stockholders' equity (deficit)                     $ 2,180,025      $ 1,339,730
                                                           -----------      -----------

   The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                            Statements of Operations
               For the Years ended December 31, 2002 and 2001 and
                For the Period from Inception ( November 7, 1988)
                              to December 31, 2002


                                                     Inception
                                                (November 7, 1988)         For the year ended
                                                    to December               December 31,
                                                     31, 2002             2002            2001
                                                   -------------       ----------     ----------
    REVENUE                                           $ 89,500          $ 70,000             $ -

    OPERATING EXPENSES
       Research and development                      2,936,408           546,115         443,744
       Depreciation and amortization                   359,718           115,105          52,351
       Accounting, legal and professional            1,303,399           189,750         227,426
       Consulting fees                               2,413,729           535,635         557,261
       Other general and administrative costs        2,473,489         1,148,807         605,340
                                                     ---------        ----------      ----------
          TOTAL OPERATING EXPENSES                   9,486,743         2,535,412       1,886,122

          LOSS FROM OPERATIONS                      (9,397,243)       (2,465,412)     (1,886,122)

    OTHER (INCOME) EXPENSE
       Gain on settlement of lawsuit                   (48,574)                -               -
       Interest expense                              1,459,442           703,669         198,468
       Interest income                                 (85,544)           (7,177)         (5,783)
                                                --------------      ------------    ------------
                                                     1,325,324           696,492         192,685
                                                --------------      ------------    ------------
          NET LOSS                               $ (10,722,567)     $ (3,161,904)   $ (2,078,807)
                                                ==============      ============    ============

          BASIC NET LOSS PER SHARE                     $ (5.50)          $ (0.61)        $ (0.41)
                                                ==============      ============    ============
          WEIGHTED AVERAGE
              SHARES OUTSTANDING                     1,949,898         5,146,998       5,047,477
                                                ==============      ============    ============

    The accompanying notes are an interal part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                  Statement of Stockholder's Equity (Deficit)
               For the years ended December 31, 2002 and 2001 and
      For the period from inception (November 7, 1988) to December 31, 2002



                                                      Common Stock                                                          Stock-
                                                 ---------------------  Additional  Deferred       Stock                    holders'
                                                   Number                Paid-in   Compensation Subscription  Accumulated   Equity
                                                 of Shares      Amount   Capital     Costs       Receivable   Deficit      (Deficit)
                                                ----------    --------- ---------   ----------  ------------  ----------- ----------
Initial capitalization on November 7, 1988       1,000,000     $ 66,486  $       -   $    -                    $    -       $ 66,486

Restated for recapitalization of the private
company                                           (370,000)

Reverse acquisition of Helix BioMedix, Inc by

Cartel Acquisitions, Inc., on March 20, 1989       151,262      855,292                                                      855,292

Isssuance of stock for current or prior services:

            Period          Per Share Amount

     --------------         ----------------
      December 1992              $2.50               5,600       14,000                                                       14,000
      May 1993                   $5.00               8,000       40,000                                                       40,000
      December 1993              $2.50               9,490       23,724                                                       23,724
      March 1998                 $1.00               4,900        4,900                                                        4,900
      December 1998              $1.00               3,100        3,100                                                        3,100
      September 1999             $0.70              40,000       28,000                                                       28,000
      September 1999             $1.25              73,215       91,519                                                       91,519
                                                   ---------------------------------------------------------------------------------
                                                   144,305      205,243          -        -                         -        205,243

Issuance of stock for settlement of debt or accounts payable:

            Period          Per Share Amount

      --------------        ----------------
      May 1993                   $5.00               4,000       20,000                                                       20,000
      September 1993             $2.50             184,000      460,000                                                      460,000
      April 1995                 $2.50              41,732      104,331                                                      104,331
      April 1995                 $2.41              80,000      192,943                                                      192,943
      September 1995             $2.50              14,731       36,828                                                       36,828
      December 1997              $1.00             110,976      110,976                                                      110,976
      December 1997         $2.50 and $1.00        326,785      780,025                                                      780,025
      March 1998                 $1.00               3,100        3,100                                                        3,100
      June 1998                  $1.00               1,395        1,395                                                        1,395
      September 1998             $1.00               2,500        2,500                                                        2,500
      September 1999             $1.25               2,000        2,500                                                        2,500
                                                   ---------------------------------------------------------------------------------
                                                   771,219    1,714,598          -        -                         -      1,714,598
Fractional shares issued in connection with
 1 for 500 reverse split                                29

Issuance of stock for cash:
            Period          Per Share Amount

      -------------         ----------------
      March and

      December 1994              $2.50              16,000       40,000                                                       40,000
      April 1995                 $2.50               4,800       12,000                                                       12,000
      March 1998                 $1.00              10,000       10,000                                                       10,000
                                                   ---------------------------------------------------------------------------------
                                                    30,800       62,000          -        -                         -         62,000

Issuance of common stock as consideration
 in cooperative endeavor agreement, in
 November 1995                                      10,000       25,000                                                       25,000

Issuance of stock options in 1995                                          137,400                                           137,400

Issuance of stock for cash in private
 placement, during July - Sept 1999, at $0.70
 per share, net of offering costs of $107,195    2,890,643    1,916,255                                                    1,916,255

Escrow of stock for consulting agreement, in
September 1999, at $0.70 per share                       -       42,000             (42,000)                                       -

Compensation and deferred compensation recorded
 for options granted, in December 1999                                      50,875  (44,000)                                   6,875

Deferred compensation for stock awards in
 December 1999                                                   87,225             (87,225)                                       -




    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                  Statement of Stockholder's Equity (Deficit)
               For the years ended December 31, 2002 and 2001 and
      For the period from inception (November 7, 1988) to December 31, 2002




                                                     Common Stock                                                          Stock-
                                                 ---------------------  Additional  Deferred       Stock                    holders'
                                                   Number                Paid-in   Compensation Subscription  Accumulated   Equity
                                                 of Shares      Amount   Capital     Costs       Receivable   Deficit      (Deficit)
                                                ----------    --------- ---------   ----------  ------------  ----------- ----------
Stock and options issued for services in
 January 2000                                        1,250        3,125      4,500                                             7,625

Amortization of deferred compensation costs                                          21,000                                   21,000

Retirement of shares issued in December 1999          (250)        (313)                                                       (313)

Shares issued and options vested in
 connection with employment agreements,
 March 2000                                        267,445      700,000              41,306                         -        741,306

Director shares and options issued:

      Period               Per Share Amount

                    36586               4.05         7,747       18,399     12,976                                            31,375
                    36678               3.17         8,750       16,953     10,828                                            27,781
                    36770               4.61         8,750       24,063     16,297                                            40,360
                                                   ---------------------------------------------------------------------------------
                                                    25,247       59,415     40,101        -                         -         99,516

Revaluation of deferred compensation and
 options vested in connection with
 employment agreement in June 2000.                             (27,919)    33,784   16,396                                   22,261

Options vested in connection with employment
 agreements, shares issued for
 suspension of exercise date, in September
 2000.                                              41,000        2,313     85,000   51,012                                  138,325

Options issued in connection with two
 Consulting agreements, in October 2000                                    100,000  (75,000)                                  25,000

Director shares and options issued in
 September 2000, at $2.36 per share                  8,659       13,259      7,197                                            20,456

Options vested in connection with
 employment agreements, and shares issued
 for services, in September 2000.                    4,987        8,104      4,613   43,511                                   56,228

Compensation adjustment to variable plan
 options in December 2000                                                  (83,828)                                         (83,828)

Exercise of options at $1.00 per share              45,000      112,500    (67,500)                                           45,000

Exercise of options at $0.50 per share                 600        1,500     (1,200)                                              300

Adjustment to par value stock for Delaware
 re-incorporation                                            (5,841,061) 5,841,061                                           -

Net loss for the period from inception on
 November 7, 1988 to December 31, 2000                                                                     (5,481,856)   (5,481,856)
                                                 -----------------------------------------------------------------------------------
Balance at December 31, 2000                     5,022,196        5,022  6,152,003  (75,000)               (5,481,856)       600,169


Amortization of deferred compensation                                                75,000                                   75,000

Issuance of stock for services, in October          25,000           25     49,975                                            50,000
 2001, at $2.00 per share

Issuance of stock for licensing arrangement,
 October 2001, at $0.75 per share                   97,500           98     73,027                                            73,125

Compensation adjustment for options and
 warrants in 2001                                                          328,310                                           328,310

Value of detachable warrants issued with
 convertible notes payable                                                 216,100                                           216,100

Net loss for the year ended December 31,
 2001                                                                                                       (2,078,807)  (2,078,807)





    The accompanying notes are an integral part of the finanical statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                  Statement of Stockholder's Equity (Deficit)
               For the years ended December 31, 2002 and 2001 and
      For the period from inception (November 7, 1988) to December 31, 2002





                                                     Common Stock                                                          Stock-
                                                 ---------------------  Additional  Deferred       Stock                    holders'
                                                   Number                Paid-in   Compensation Subscription  Accumulated   Equity
                                                 of Shares      Amount   Capital     Costs       Receivable   Deficit      (Deficit)
                                                ----------    --------- ---------   ----------  ------------  ----------- ----------
Balance at December 31, 2001                     5,144,696        5,145   6,819,415       -                (7,560,663)     (736,103)

Issuance of common stock for services
 rendered, at $0.80 per share, on Novermber 21,
 2002                                               18,000           18     14,382                                            14,400

Conversion of convertible notes payable into
quity, at $1.00 per share
      Principal                                  3,082,500        3,083  3,079,417                                         3,082,500
      Accrued interest                             231,180          231    230,949                                           231,180
                                                 3,313,680        3,314  3,310,366        -                         -      3,313,680

Private placement of common stock (with
 common stock warrants equal to 60%), at
 $1.00 per share, September to December 2002.    1,560,000        1,560  1,558,440               (135,000)                 1,425,000

Compensation adjustments for warrants in
 2002                                                                      440,331                                           440,331

Value of detachable warrants issued with
 convertible notes payable                                                 512,452                                           512,452

Net loss for the year                                                                                      (3,161,904)   (3,161,904)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 2002                    10,036,376     $ 10,037 $12,655,386  $     - $ (135,000) $ (10,722,567)   $1,807,856
                                                ====================================================================================




    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage entity)
                            Statements of Cash Flows
                For the Perod from Inception ( November 7, 1988)
                              to December 31, 2002


                                                                         Inception         For the year ended
                                                                        to December 31,       December 31,

                                                                             2002            2002        2001
                                                                     ----------------------------------------------
Cash Flows from Operating Activities

     Net loss                                                         $ (10,722,567)  $ (3,161,904   $ (2,078,807)
        Adjustments to reconcile net loss to net cash used in operating activities:

            Depreciation and amortization                                   359,898        115,105         51,795
            Amortization of debt discount to interest expense 728,552       642,859         85,693
            Stock-based compensation costs                                2,550,250        454,732        526,435
            Interest expense converted to common stock                      231,180        185,984             --
            Research and development                                         53,000             --             --
            (Increase) decrease in operating assets:
                 Accounts receivable                                        (20,000)       (20,000)
                 Prepaid expenses                                           (41,812)       (12,833)       (22,128)
                 Other assets                                               (97,476)        (6,255)       (91,221)
            Increase (decrease) in operating liabilities:

                 Accounts payable  - related party                          341,602         (4,500)            --
                 Other accounts payable                                      39,642         37,308          2,334
                 Payroll taxes payable                                        1,675        (11,715)        13,065
                 Accrued interest payable                                        --             --             --
                 Other accrued expenses                                     108,727        108,727         45,196
                                                                        -----------     ----------     -----------
     Net cash used for operating activities                              (6,467,329)    (1,672,492)    (1,467,638)

Cash Flows from Investing Activities

     Investment in Helix Delaware                                               (10)            --             --
     Purchase of property and equipment                                    (254,878)       (30,919)      (221,975)
     Increase in capitalized patents                                       (464,753)       (30,635)       (53,617)
                                                                        -----------     ----------     -----------
     Net cash used for operating activities                                (719,641)       (61,554)      (275,592)
                                                                        -----------     ----------     -----------

Cash Flows from Financing Activities

     Cash received in reverse acquisition                                   634,497             --             --
     Notes payable                                                        3,089,894      1,102,500      1,980,000
     Notes payable - related party                                          379,579             --       (326,308)
     Payment of notes payable - related party                              (163,154)      (163,154)
     Issuance of stock for cash                                           3,444,680      1,425,000             --
     Issuance of debt subsequently converted to stock                       832,819             --             --
                                                                        -----------     ----------     -----------
     Net cash provided by financing activities                            8,218,315      2,364,346      1,653,692

Net increase (decrease) in cash                                           1,031,345        630,300        (89,538)
Cash at beginning of period                                                      --        401,045        490,583
                                                                        -----------     ----------     -----------
Cash at end of period                                                   $ 1,031,345    $ 1,031,345    $   401,045
                                                                        ===========    ===========    ============

Supplemental Cash Flow Information

     Stock issued to acquire patents                                    $    66,486    $        --    $        --
     Debt issued to acquire technology                                  $   200,000    $        --    $        --
     Bridge loans outstanding at acquisition                            $   200,000    $        --    $        --
     Patent costs included in accounts payable                          $    99,859    $        --    $        --
     Accounts payable converted to notes                                $   704,559    $        --    $
     Accrued interest converted to notes                                $   403,453    $        --    $        --
     Notes converted to equity                                          $ 4,722,048    $ 3,082,500    $        --
     Accrued interest converted to equity                               $   231,180    $   231,180    $        --
     Detachable warrants issued with notes payable                      $   728,552    $   512,452    $   216,100
     Issuance of stock for services provided                            $    14,400    $    14,400    $        --
     Purchase of property included in accrued expenses                  $   224,458    $   224,458    $        --
     Stock subscription receivable                                      $   135,000    $   135,000    $        --
     Cash paid for interest                                             $   105,430    $    13,052    $    22,842
     Cash paid for taxes                                                $        --    $        --    $        --


    The accompanying notes are an integral part of the financial statments.

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002



Note 1.    Summary of Significant Accounting Policies

     Description of Entity

     Helix BioMedix, Inc. was originally formed under the laws of the state of Colorado on February 2, 1988 under the name Cartel Acquisitions, Inc. to create a corporate vehicle to seek and acquire a business opportunity. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation ("BioMedix of Louisiana"), in exchange for 151,262 shares of the Company's common stock. The Company acquired its shares from Helix International Corporation ("Helix"). BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate entity from Helix International, Inc., to develop therapeutic biopharmaceuticals for animal and human health care. On November 1, 2000, the Company incorporated a wholly owned subsidiary, Helix BioMedix, Inc. in the state of Delaware ("Helix-Delaware"), for the purpose of merging the Company into Helix-Delaware, with Helix-Delaware as the surviving corporation. This merger is reflected in the accompanying financial statements with an effective date of December 29, 2000.

     Unless otherwise noted, all references herein to ("the Company") refer to Helix BioMedix, Inc., the Delaware corporation

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

     During 2001, the Company raised approximately $2.0 million in a private placement of debt and detachable common stock warrants. The Company relocated its corporate headquarters from Louisiana to Bothell, Washington, leasing both office and lab facilities in the new location. The Company also hired research and administrative personnel, assembled a Scientific Advisory Board and entered into a license agreement with the University of British Columbia.

     During 2002, the Company amended the private placement of debt; among other changes, the notes were amended to require automatic conversion into shares of common stock in the event of an equity financing of at least $1.5 million by December 31, 2002. The Company raised an additional $1.1 million of notes payable with detachable warrants under the private placement through the first half of 2002. Beginning in September 2002, the Company began a private placement of common stock, with detachable warrants equal to 60% of the common stock investments, raising a total of $1.56 million by year end. This amount included $135,000 of stock subscription receivable. The convertible notes and accrued interest, approximating $3,313,680 were converted into 3,313,680 shares of common stock at a per share price of $1.00 on December 31, 2002. Subsequent to year-end, the Company raised an additional $2.1 million from the equity financing through March 31.2003. During 2002, the Company continued to conduct research into its peptides, both internally in the lab facilities opened in the prior year and externally through the services of consultants. The Company also hired new officers to round out its management team and began business development activities.

     The Company believes it is now positioned to implement a business plan providing for both near-term and long-term product introductions. This plan contemplates revenues from licensing and strategic alliances. Due to the fact that the Company's research and development activities are still in process, there has been no significant revenue. Accordingly, the Company is still in the development stage as defined in Statement of Financial Accounting Standards No. 7.

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002



     Management believes that substantial progress was made during the year ended December 31, 2002 to provide sufficient cash resources to finance operations for 2003. Coupled with the progress made with respect to the Company's peptide technology and initial business development efforts, as well as continuing fund raising activities, management believes it will succeed in improving the Company's cash resources beyond 2003. However, if the Company does not begin generating revenue in 2003 or early 2004, it will be required to raise additional funds to finance operations in 2004.

     Intangibles

     Patent costs, consisting primarily of legal fees are capitalized. Amortization is taken on the straight-line method over the life of the patent(s), commencing upon the issuance of the patents, not to exceed 17 or 20 years, depending on the date the patent was issued, or the date the application was filed.

     Antimicrobial technology, which was purchased in conjunction with the patents, has been capitalized at the basis of the debt issued for it. This technology is being amortized ratably over twenty years.

     Revenue Recognition

     License fee revenue with no continuing involvement by the Company is recognized upon the effective date of the license.

     Research and Development

     Research and development costs are expensed as incurred.

     Depreciation

     Cost of equipment used in operations is recorded and is depreciated using the straight-line method over useful lives of 5 to 7 years.

     Impairment of long-lived assets

     Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

     Effective January 1, 2002, the Company adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 excludes goodwill from its impairment scope, allows different approaches in cash flow estimation, and extends discontinued operations treatment, previously applied only to operating segments, to more discrete business components.

     The impairment model under SFAS No. 144 is otherwise largely unchanged from SFAS No. 121, and adoption of this standard did not have a material effect on the Company's financial statements. No impairment of long-lived assets has been recognized in the accompanying financial statements.

     Concentrations of Credit Risk

     From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2002 was approximately $1.0 million.

     Cash Equivalents

     The Company considers all highly liquid debt instruments with an original maturity at date of purchase of three months or less to be cash equivalents.

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002





     Loss per Share

     Loss per share has been computed using the weighted average number of shares outstanding during the period. Diluted per share amounts reflect potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The Company's capital structure includes common stock options and common stock warrants, all of which have been excluded from net loss per share calculations as they are antidilutive, as follows:

                                            December 31,

                                -------------------------------------
                                    2002                  2001
                                --------------      -----------------
      Outstanding options           1,133,000                836,893
                                --------------      -----------------
      Outstanding warrants          6,675,262              4,135,643
                                --------------      -----------------

     Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes

     Deferred income taxes are provided based on the estimated future tax effects of carryforwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Primary temporary differences relate to net operating loss carryforwards and R & D credit carryforwards, which are subject to a full valuation allowance.

     Fair Value of Financial Instruments

     The fair value of all reported assets and liabilities representing financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

     Stock-based Compensation

     The Company applies ABP Opinion No.25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its employee stock option plans. Proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting or Stock-Based Compensation. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force Issue No. 96-18.

     Had the Company determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," our net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                      Year ended December 31
                                                                  -----------------------------
                                                                         2002         2001
                                                                  ------------- ---------------
      Net loss
           As reported                                              $ 3,161,904    $ 2,078,807
           Add: Stock-based employee compensation
                 expense included in reported net loss                        -              -
           Deduct:  Stock-based employee compensation determined
                under fair value based method for all awards          (248,600)      (300,450)
                                                                  ------------- ---------------
           Pro forma net loss                                       $ 3,410,504    $ 2,379,257
                                                                  ------------- ---------------
      Net loss per share
           As reported                                                   $ 0.61         $ 0.41
                                                                  ------------- ---------------
           Pro forma net loss                                            $ 0.66        $ 0.47
                                                                  ------------- ---------------

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002




     The per share weighted-average fair value of stock options granted during 2002 and 2001 was $ 0.30 , and $0.58 respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:


                                                  Year ended December 31
                                                ----------------------------
                                                      2002             2001
                                                ----------- -- -------------
                 Expected dividend yield            0%              0%
                 Risk-free interest rate          4.65%            6.07
                 Expected volatility               110%            127%
                 Expected life in years            3.0             2.2

     Reclassifications

     Certain 2001 balances have been reclassified to conform with classifications adopted in 2002. Such reclassifications had no effect on the Company's financial condition or results of operations.

     Recently Issued Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not anticipate that adoption of EITF 00-21 will have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002



Note 2.  Notes Payable

                                                     December 31,
                                               -------------------------
                                                 2002          2001
                                               ---------- --------------
          6% unsecured notes payable,
               initially maturing on May
               31, 2002                         $      -        $1980,000
          8% note payable to shareholder,
               maturing September 2002                 -         $163,154
                                               ----------- ---------------

          Total notes payable                   $      -       $2,143,154
                                               ===========
          Less discount                                           130,407
                                                           ---------------
          Notes payable                                        $2,012,747
                                                           ===============

     In June 2001, the Company commenced the sale of six percent unsecured promissory notes pursuant to approval at its April 18, 2001 board meeting. The promissory notes, which were originally due May 31, 2002, contained warrants to purchase common shares initially equivalent to 25% of the principal amount of the notes divided by $1.50 per share, at an exercise price of the lower of either (a) $1.50 per share, or (b) the per share price of the next equity offering with such warrants having a term of ten years. As of December 31, 2001 the Company raised proceeds of $1,980,000 and had recorded $216,100 in paid in capital from the issuance of related common stock purchase warrants, which is considered a debt discount. The effective interest rate on the outstanding promissory notes, when compared to the valuation of the common stock purchase warrant incentives and debt issue cost was 16.9% for the year ended December 31, 2001.

     At a meeting in March 2002, the Board amended the terms of the existing debt offering as follow: (a) the offering size was increased from $2.77 million to $3.5 million; (b) the maturity date of the notes was extended to December 31, 2002; (c) the notes were amended to require conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002 and (d) the warrant coverage was increased to 35% of the principal amount, subject to an increase to 40% if the principal was not paid or converted by August 31, 2002 and a further increase to 45% if the principal was not paid or converted by December 31, 2002. Purchasers prior to the date of the offering changes were given an opportunity to accept the revised terms or to reject them and obtain a refund of their purchase plus accrued interest. Refunds for approximately $55,000 were subsequently made. During the year ended December 31, 2002, the Company raised an additional $1,157,500 from the convertible debt offering. As noted below, the Company also raised $1.56 million in an equity financing as of December 31, 2002. Accordingly, the convertible notes, totaling $3,082,500, together with the related accrued interest of $231,180 were converted into 3,313,680 shares of common stock, at a per share price of $1.00, on December 31, 2002.

     The number of warrants from the convertible debt financing totals 1,233,000 shares, equaling 40% of the total principal balance of $3,082,500. The warrants were originally valued based on the $1.50 strike price and were revalued at the time of conversion based on the final strike price of $1.00. The total value of the warrants during 2002 resulted in additional debt discount of approximately $512,000. The total amortization of debt discount to interest expense during 2002 totaled $643,000. The effective interest rate on the outstanding promissory notes, when compared to the valuation of the common stock purchase warrant incentives and debt issue cost was 24.4% for the year ended December 31, 2002.

     In September 2002, the Company began a private placement offering of common stock pursuant to approval at it August, 2002 Board meeting in accordance with Regulation D under Section 4(2) of the Securities Act of 1933 (the "Securities Act") at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investments. The exercise price of the warrants equals $1.00 per share. As of December 31, 2002, the Company raised $1.56 million from the offering.

     The 3,313,680 shares from the debt conversion plus 1,545,000 of the shares to be issued in the 2002 equity private placement (See Note 3) were not issued until after December 31, 2002. Accordingly, the combined total, or 4,858,680 shares, are considered to be outstanding, but unissued at December 31, 2002 for accounting purposes.

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002






     The shareholder note for $163,154 was secured by a first security interest in technology and intellectual property rights or other assets of the Company in the event of default. Interest was payable quarterly. The total note and related accrued interest were paid in 2002.

Note 3.    Identifiable Intangible Assets

     Identifiable intangible assets consist of the following as of December 31:

                                                         December 31,
                                                         ------------
                                                    2002              2001
                                                  ----------      --------------
                Antimicrobial technology            225,000             225,000
                Licensing agreements                 61,391              61,391
                Patents pending and approved        644,110             613,476
                                                  ----------      --------------
                                                    930,501             899,867
                Less accumulated amortization     (299,977)           (234,132)
                                                  ----------      --------------
                Identifiable intangible assets,
                net                                 630,524             665,735
                                                  ----------      --------------

     Scheduled amortization charges from identifiable assets as of December 31, 2002 are as follows:

                                 Antimicrobial    Licensing    Patents pending
                     Year         technology      Agreements    and approved
                 ------------- ------------------ ------------ ----------------
                     2003                 11,109        3,595           49,545
                     2004                 11,109        3,595           49,545
                     2005                 11,109        3,595           49,545
                     2006                 11,109        3,595           49,545
                 Thereafter               29,026       43,416          301,086

Note 4.    Stockholders' Equity

     On December 29, 2000, the Company was re-incorporated in the State of Delaware. The Articles of Incorporation increased the number of authorized shares of stock to 27,000,000, $0.001 par value. Of these, 25,000,000 shares are designated as Common Stock and 2,000,000 are designated as Preferred Stock.

     On December 16,2002, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized Preferred Shares from 2,000,000 to 25,000,000 and to increase the number of authorized Common Shares from 25,000,000 to 100,000,000.

     Preferred Stock

     The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the board may deem advisable. As of December 31, 2002, no preferred series shares had been designated by the Board.

     Stock Split

     On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

     Options

     On December 15, 2000, the shareholders of the Company approved the Helix BioMedix 2000 Stock Option Plan ("the 2000 Plan"). A total of 5,400,000 of the Company's authorized and unissued common shares are reserved for issuance under the 2000 Plan. The 2000 Plan is to be administered by non-employee directors, who shall be authorized to grant stock options to the Company's employees, consultants and/or directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code, or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with an option to repurchase, upon termination of an optionee's employment, up to ten thousand shares acquired by the optionee through the exercise of options granted thereunder at its then-current fair market value. As of December 31, 2002, no shares had been issued under the 2000 Plan and 4,277,000shares remain available for grant.

     During 2002, the Company amended the 2000 Plan as follows:

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002




     a. The role of a committee appointed by the Board to administer the plan was clarified;

     b. Specific authority was granted to the Chief Executive Officer to determine stock option grants for employees, other than non-executive officers, subject to certain conditions.

     c. The vesting rights in the event of a change of control were specified for employees and Executive Officers.

     d. Extended the stock option expiration period in certain cases for up to three years. e. Increased the vesting period for future option grants generally from two to three years.

     A summary of activity for options for the years ended December 31, 2002 and 2001 is as follows:

                                               Options Outstanding

                                      ---------------------------------------
                                           Number              Weighted Avg.
                                         of Shares            Exercise Price
                                      ------------------    -----------------
       Balance at December 31, 2000             336,193           $ 1.16
       Granted                                  660,700           $ 1.50
       Exercised
       Canceled                               (160,000)           $ 0.70
                                      ------------------    -----------------
       Balance at December 31, 2001             836,893           $ 1.31
       Granted                                  350,000           $ 1.00
       Exercised                                     -               -
       Canceled                                (53,893)           $ 0.70
                                      ------------------    -----------------
       Balance at December 31, 2002           1,133,000           $ 1.29
                                      ==================    =================


                                                                                         Options
                                  Options Outstanding                                  Exercisable
               ------------------------------------------------------------    ---------------------------
                                                  Weighted      Weighted                       Weighted
                                                  Average        Average                        Average
                  Range of         Number       Contractual     Exercise          Number       Exercise
               Exercise Price    Outstanding        Life          Price         Exercisable      Price

               ---------------- -------------- --------------- ------------    -------------- ------------
                     $    0.70        165,500       4.4              $0.70           165,500    $ 0.70
                     $    1.00        350,000       9.6              $1.00              -         $ -
                     $    1.50        602,500       8.6              $1.50           540,000    $ 1.50

                     $    2.50         15,000        0               $2.50            15,000    $ 2.50




     Common Stock Purchase Warrants

     Information concerning outstanding common stock purchase warrants is set forth below:

                                                                      December 31
                                                     2002                                     2001
                                     -------------------------------------    --------------------------------------
                                       Number      Price range   Wghtd.         Number       Price range    Wghtd.
                                                                   Avg.                                      Avg.
                                     ------------ -------------- ---------    ------------ ---------------- --------
     Warrants issued for services      1,615,619   $1.00 - $6.00    $1.45         750,000    $1.50 - $6.00    $2.10

     Warrants issued in connection
          with 1999 equity
     financing                         2,890,643          $3.25     $3.25       2,890,643            $3.25    $3.25
     Warrants issued in connection
          with 2001 convertible
     debt financing                    1,233,000          $1.00     $1.00         495,000            $1.50    $1.50
     Warrants issued in connection
          with 2002 equity
     financing                           936,000          $1.00     $1.00               -
                                     ------------                             ------------
     Total outstanding warrants        6,675,262                                4,135,643
                                     ------------                             ------------

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002




     Stock Offering

     During 1999, the Company issued 2,890,643 shares of common stock in a private placement for $1,916,255, net of offering costs of $107,195. The shares were sold in units, each unit consisting of 150,000 common shares and 150,000 warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.25 per share. For a period of three years, the warrants were callable at the option of the Company at a premium equal to the greater of market price less $3.25 or a price of $0.75 for the first year, $1.75 for the second year, and $2.75 for the third year. No warrants were called during the three year period.

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

Note 5.  Income Taxes

     No income tax benefit was recognized for the Company's net losses in 2002 and 2001

     The following are the components of the Company's deferred tax assets and liabilities:

                                              2002                2001
        Net operating loss carryforwards     $ 3,190,000       $ 2,204,000
        Research and development credits         162,000           162,000
        Gross deferred tax assets              3,352,000         2,366,000
        Valuation allowance                  (3,352,000)       (2,366,000)
        Total deferred tax assets              $ -                 $ -
        Total deferred tax liabilities         $ -                 $ -

     The Company has federal net operating loss carryforwards totaling approximately $9.2 million, which expire between 2003 and 2022. The Company also has approximately $162,000 in Federal Credits for Increasing Research Activities available to offset future taxable income and related tax. The Company's ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

Note 6.  Related Party Transactions

     During 2002, the Company paid $163,154 in payment of a note payable to a shareholder, the former president of the Company as more fully described in Footnote 2. On December 29, 2000, the Company entered into an agreement by which the Company, at its option, may have acquired up to 250,000 of its common shares from the shareholder at $2.00 per share through February 28, 2001 ("first option"), up to 75,000 shares at $2.75 per share through June 30, 2001 ("second option"), and up to 75,000 shares at $3.25 per share through June 30, 2001 ("third option"). Exercise of the first option would have extended the due dates of $326,308 in debt maturing in September 2001 and 2002 by one year from the original date. As of December 31, 2002, these options had not been exercised and the $326,308 of debt had been repaid. Interest paid to this shareholder approximated $13,000 and $23,000 during 2002 and 2001, respectively.

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002




     A consulting firm substantially owned by a spouse of one of the Company's Board members serves as a key strategic consultant to the company. Another key strategic consulting firm is owned by another Board member. The companies owned by these individuals received warrants totaling 150,000 shares during 2002 and 400,000 in 2001 with exercise prices of $1.00 and $1.50, respectively.

Note 7.  Long Term Leases

     The Company leases office and lab space under non-cancelable operating lease expiring in August 2005. Future minimum lease payments required by the lease over the next three years are as follows:

                                   2003       43,990
                                   2004       37,774
                                   2005       21,555

     Rent expense for the years ended December 31, 2002 and 2001 approximated $83,750 and $ 72,725, respectively.

Note 8.  License Agreement

     Effective October 1, 2001, the Company entered into an exclusive, twenty year world-wide license agreement with the University of British Columbia ("UBC") for the manufacture, distribution, marketing, and sale of sublicensed products derived or developed from certain antimicrobial peptides owned by UBC and contained within the license agreement. As called for by the license agreement, the Company has issued to UBC or its assigns, 97,500 shares of the Company's common stock, options to purchase an additional 152,500 common shares at $1.50, and $61,391 in cash ($97,863
     CDN), such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees. Minimum annual royalties under the agreement, ranging from $10,000 to $25,000 annually, begin in 2006.

Note 9.  Restatement of Quarterly Information (Unaudited)

     During the fourth quarter of 2002, the Company recorded the following non-cash adjustments, which resulted in the restatement of previously reported quarterly information for 2002 to properly account for the convertible notes and warrants issued to non-employees under EITF 96-18:

     1.   To increase stock compensation for warrants granted
            to non-employees for services rendered to the company     $143,747

     2.   To decrease interest expense related to convertible notes
            payable for adjustments to debt discount                   ($7,358)

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002





     The effect of the adjustments on the 2002 quarters is as follows:

                                                          Q1          Q2            Q3
                                              ----------------- ------------- -------------
                        Income Statement:
                        Research and
                        Development
                             As reported               $28,425     $ 143,509      $115,286
                             As adjusted               $28,425      $123,231      $115,286
                        Consulting fees
                             As reported               $15,000      $ 33,196       $73,362
                             As adjusted              $137,500       $33,196      $114,887
                        Other general and
                        administrative
                             As reported              $313,284     $ 397,776      $344,865
                             As adjusted              $313,384      $256,803      $344,865
                        Interest expense
                             As reported               $91,606     $ 128,912      $108,716
                             As adjusted              $146,377      $143,530      $172,942
                        Net loss:
                             As reported            $(514,015)   $( 777,986)    $(701,102)
                             As adjusted            $(691,286)    $(631,353)    $(806,853)
                        Net loss per share:
                             As reported              $( 0.10)      $ (0.15)      $( 0.14)
                             As adjusted              $( 0.13)      $( 0.12)      $( 0.16)
                        Balance Sheet:
                        Notes payable, net
                             As reported            $2,634,694    $2,957,230    $3,016,065
                             As adjusted            $2,705,665    $2,765,496    $3,080,291
                        Additional paid-in
                        capital
                             As reported            $6,909,415    $7,072,987    $7,213,470
                             As adjusted            $7,015,715    $7,118,178    $7,254,995
                        Deficit accumulated
                        during the
                        development stage
                             As reported          $(8,074,678)  $(8,852,665)  $(9,553,767)
                             As adjusted          $(8,251,949)  $(8,706,032)  $(9,659,518)



     The adjustments had no effect in any quarter on operating, investing or financing cash flows.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On November 27, 2002, the Company filed a Form 8-K to report the change in its independent accountants from Comiskey & Co. to KPMG, LLP.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The information called for by Part III, Item 9 will be provided by amendment to this Form 10-KSB by April 30, 2003.

Item 10.  Executive Compensation

         The information called for by Part III, Item 10 will be provided by amendment to this Form 10-KSB by April 30, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information called for by Part III, Item 11 will be provided by amendment to this Form 10-KSB by April 30, 2003.

Item 12.  Certain Relationships and Related Transactions

         The information called for by Part III, Item 12 will be provided by amendment to this Form 10-KSB by April 30, 2003.

Item 13.  Exhibits and Reports on Form 8-K

         The information called for by Part III, Item 13 will be provided by amendment to this Form 10-KSB by April 30, 2003.

Item 14.  Controls and Procedures

     Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There were no significant changes to the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company carried out its evaluation.

Item 15.  Principal Accountant Fees and Services

         The information called for by Part III, Item 15 will be provided by amendment to this Form 10-KSB by April 30, 2003.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Registrant: HELIX BIOMEDIX, INC.


Date:  April 15, 2003              By:  /s/ R. STEPHEN BEATTY
                                       ----------------------------
                                       R. Stephen Beatty
                                       President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ R. STEPHEN BEATTY                               Date:  April 15, 2003
    ----------------------------------
     R. Stephen Beatty
     Director, President and Principal Executive Officer

By:  /s/ KERRY D. PALMER                                 Date:  April 15, 2003
     ---------------------------------
     Kerry D. Palmer
     Principal Financial Officer and Principal Accounting Officer

By:  /s/ JEFFREY A. MILLER                               Date:  April 15, 2003
     ---------------------------------
     Jeffrey A. Miller
     Director

By:  /s/ RANDALL L-W. CAUDILL                            Date:  April 15, 2003
     ---------------------------------
     Randall L-W. Caudill
     Director

By:  /s/ RALPH KATZ                                      Date:  April 15, 2003
     ---------------------------------
     Ralph Katz
     Director

By:  /s/ GEORGE A. MURRAY                                Date:  April 15, 2003
     ---------------------------------
     George A. Murray
     Director

By:  /s/ CARLYN J. STEINER                               Date:  April 15, 2003
     ---------------------------------
     Carlyn J. Steiner
     Director

By:  /s/ DANIEL O. WILDS                                 Date:  April 15, 2003
     ---------------------------------
     Daniel O. Wilds
     Director

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, R. Stephen Beatty, certify that:

1. I have reviewed this annual report on Form 10-KSB of Helix BioMedix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     ii. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     iii. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                         /s/ R. STEPHEN BEATTY
                                         ---------------------
                                         R. Stephen Beatty
                                         President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, Kerry D. Palmer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Helix BioMedix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     ii. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     iii. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                     /s/ KERRY D. PALMER
                                     --------------------
                                     Kerry D. Palmer
                                     Chief Financial Officer