Form 10KSB/A
period 2002-12-31
HELIX BIOMEDIX INC
filed 2003-04-18
CIK 831749

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

The Company's key competitive advantages include the following:

     1. An extensive and diverse peptide library which generates enhanced prospects for matching the optimal peptide with each therapeutic target.

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

Item 7.  Financial Statements

         Please see Pages F-1 through F-19.

         The following Financial Statements are filed as part of this report:

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................ F-1
Report of Prior Independent Auditors........................................ F-2
Balance Sheets as of December 31, 2002 and 2001............................. F-3
Statement of Operations for the years ended December 31, 2002 and
     December 31, 2001 and for the period from inception
     (November 7, 1988) to December 31, 2002................................ F-4
Statement of Stockholders, Equity (Deficit) for the period from inception
     (November 7, 1988) to December 31, 2002................................ F-5
Statement of Cash Flows for the years ended December 31, 2002 and
     December 31, 2001 and for the period from inception
     (November 7, 1988) to December 31, 2002................................ F-8

Notes to Financial Statements............................................... F-9


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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Helix Biomedix, Inc. (a development stage entity) as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from inception (November 7, 1988) to December 31, 2001, for the period from inception (November 7, 1988) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix Biomedix, Inc. as of December 31, 2001, and the results of its operations, cash flows, and changes in its stockholders' equity (deficit) for the year ended December 31, 2001 and for the period from inception (November 7, 1988) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
February 1, 2002

                                                      /S/COMISKEY & COMPANY
                                                      -----------------------
                                                      PROFESSIONAL CORPORATION

                              Helix BioMedix, Inc.
                          (a development stage company)
                                 Balance Sheets
                           December 31, 2002 and 2001


                                                                     December 31,
                                                           ----------------------------
                                                               2002             2001
                                                           -----------      -----------
  ASSETS

CURRENT ASSETS

  Cash                                                     $ 1,031,345        $ 401,045
  Accounts receivable                                           20,000                -
  Prepaid expenses and other current assets                     47,822           28,989
                                                           -----------      -----------
    Total current assets                                     1,099,167          430,034

PROPERTY AND EQUIPMENT
  Machinery and equipment                                      439,246          186,008
  Furniture and fixtures                                        11,874           10,627
  Leasehold improvements                                        28,216           27,324
                                                           -----------      -----------
                                                               479,336          223,959
    Less: accumulated depreciation                             (59,087)          (9,828)
                                                           -----------      -----------
                                                               420,249          214,131
OTHER ASSETS

  Deposits and long-term prepaids                               30,085           29,830
  Antimicrobial technology (net)                                73,462           87,500
  Licensing agreement (net)                                     57,796           61,391
  Patents pending and approved (net)                           499,266          516,844
                                                           -----------      -----------
                                                               660,609          695,565

                                                           -----------      -----------
    Total assets                                           $ 2,180,025      $ 1,339,730
                                                           ===========      ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable - related party                                 $ -          $ 4,500
  Other Accounts payable                                        37,308
  Accrued interest payable                                           -           45,196
  Other accrued expenses                                       334,861           13,390
  Notes payable - related parties                                    -          163,154
  Notes payable (net of unamortized discount and                     -        1,849,593
  issue costs of $130,407 in 2001)
                                                           -----------      -----------
    Total current liabilities                                  372,169        2,075,833
                                                           -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 25,000,000 shares
    authorized ; no shares issued or
    outstanding                                                      -                -
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 10,036,376 shares outstanding at
    December 31, 2002;  5,144,696 shares issued and
    outstanding at December 31, 2001.                           10,037            5,145
  Additional paid-in capital                                12,655,386        6,819,415
  Less stock subscriptions receivable                         (135,000)               -
  Deficit accumulated during the development stage         (10,722,567)      (7,560,663)
                                                           -----------      -----------
                                                             1,807,856         (736,103)

                                                           -----------      -----------
    Total liabilities
    and stockholders' equity (deficit)                     $ 2,180,025      $ 1,339,730
                                                           -----------      -----------

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


                                                  Inception
                                              (November 7, 1988)        For the year ended
                                                  to December              December 31,
                                                    31, 2002           2002            2001
                                                 -------------      ------------    ------------
    REVENUE                                      $      89,500      $     70,000    $          -

    OPERATING EXPENSES
       Research and development                      2,936,408           546,115         443,744
       Depreciation and amortization                   359,718           115,105          52,351
       Accounting, legal and professional            1,303,399           189,750         227,426
       Consulting fees                               2,413,729           535,635         557,261
       Other general and administrative costs        2,473,489         1,148,807         605,340
                                                 -------------      ------------    ------------
          TOTAL OPERATING EXPENSES                   9,486,743         2,535,412       1,886,122

          LOSS FROM OPERATIONS                      (9,397,243)       (2,465,412)     (1,886,122)

    OTHER (INCOME) EXPENSE
       Gain on settlement of lawsuit                   (48,574)                -               -
       Interest expense                              1,459,442           703,669         198,468
       Interest income                                 (85,544)           (7,177)         (5,783)
                                                 -------------      ------------    ------------
                                                     1,325,324           696,492         192,685
                                                 -------------      ------------    ------------
          NET LOSS                               $ (10,722,567)     $ (3,161,904)   $ (2,078,807)
                                                 =============      ============    ============

          BASIC NET LOSS PER SHARE               $       (5.50)     $      (0.61)   $      (0.41)
                                                 =============      ============    ============
          WEIGHTED AVERAGE
              SHARES OUTSTANDING                     1,949,898         5,146,998       5,047,477
                                                 =============      ============    ============

    The accompanying notes are an interal part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                  Statement of Stockholder's Equity (Deficit)
               For the years ended December 31, 2002 and 2001 and
      For the period from inception (November 7, 1988) to December 31, 2002



                                                      Common Stock                                                          Stock-
                                                ----------------------  Additional  Deferred       Stock                    holders'
                                                   Number                Paid-in   Compensation Subscription  Accumulated   Equity
                                                 of Shares      Amount   Capital     Costs       Receivable   Deficit      (Deficit)
                                                ----------    --------- ----------- ----------  ------------  ----------- ----------
Initial capitalization on November 7, 1988       1,000,000    $  66,486 $        -  $       -                 $        -  $   66,486

Restated for recapitalization of the private
company                                           (370,000)

Reverse acquisition of Helix BioMedix, Inc by

Cartel Acquisitions, Inc., on March 20, 1989       151,262      855,292                                                      855,292

Isssuance of stock for current or prior services:

            Period          Per Share Amount

     --------------         ----------------
      December 1992              $2.50               5,600       14,000                                                       14,000
      May 1993                   $5.00               8,000       40,000                                                       40,000
      December 1993              $2.50               9,490       23,724                                                       23,724
      March 1998                 $1.00               4,900        4,900                                                        4,900
      December 1998              $1.00               3,100        3,100                                                        3,100
      September 1999             $0.70              40,000       28,000                                                       28,000
      September 1999             $1.25              73,215       91,519                                                       91,519
                                                ----------    --------- ----------- ----------  ------------  ----------- ----------
                                                   144,305      205,243          -          -                         -      205,243

Issuance of stock for settlement of debt or accounts payable:

            Period          Per Share Amount

      --------------        ----------------
      May 1993                   $5.00               4,000       20,000                                                       20,000
      September 1993             $2.50             184,000      460,000                                                      460,000
      April 1995                 $2.50              41,732      104,331                                                      104,331
      April 1995                 $2.41              80,000      192,943                                                      192,943
      September 1995             $2.50              14,731       36,828                                                       36,828
      December 1997              $1.00             110,976      110,976                                                      110,976
      December 1997         $2.50 and $1.00        326,785      780,025                                                      780,025
      March 1998                 $1.00               3,100        3,100                                                        3,100
      June 1998                  $1.00               1,395        1,395                                                        1,395
      September 1998             $1.00               2,500        2,500                                                        2,500
      September 1999             $1.25               2,000        2,500                                                        2,500
                                                ----------    --------- ----------- ----------  ------------  ----------- ----------
                                                   771,219    1,714,598          -          -                         -    1,714,598
Fractional shares issued in connection with
 1 for 500 reverse split                                29

Issuance of stock for cash:
            Period          Per Share Amount

      -------------         ----------------
      March and

      December 1994              $2.50              16,000       40,000                                                       40,000
      April 1995                 $2.50               4,800       12,000                                                       12,000
      March 1998                 $1.00              10,000       10,000                                                       10,000
                                                ----------    --------- ----------- ----------  ------------  ----------- ----------
                                                    30,800       62,000          -          -                         -       62,000

Issuance of common stock as consideration
 in cooperative endeavor agreement, in
 November 1995                                      10,000       25,000                                                       25,000

Issuance of stock options in 1995                                           137,400                                          137,400

Issuance of stock for cash in private
 placement, during July - Sept 1999, at $0.70
 per share, net of offering costs of $107,195    2,890,643    1,916,255                                                    1,916,255

Escrow of stock for consulting agreement, in
September 1999, at $0.70 per share                       -       42,000                (42,000)                                   -

Compensation and deferred compensation recorded
 for options granted, in December 1999                                       50,875    (44,000)                                6,875

Deferred compensation for stock awards in
 December 1999                                                   87,225                (87,225)                                   -




    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                  Statement of Stockholder's Equity (Deficit)
               For the years ended December 31, 2002 and 2001 and
      For the period from inception (November 7, 1988) to December 31, 2002




                                                     Common Stock                                                          Stock-
                                                ----------------------- Additional   Deferred      Stock                   holders'
                                                   Number                Paid-in   Compensation Subscription Accumulated   Equity
                                                 of Shares      Amount   Capital     Costs       Receivable   Deficit      (Deficit)
                                                ----------   ---------- ----------- ----------  ----------  ----------- ------------
Stock and options issued for services in
 January 2000                                        1,250        3,125      4,500                                            7,625

Amortization of deferred compensation costs                                             21,000                               21,000

Retirement of shares issued in December 1999          (250)        (313)                                                       (313)

Shares issued and options vested in
 connection with employment agreements,
 March 2000                                        267,445      700,000                 41,306                       -      741,306

Director shares and options issued:

      Period               Per Share Amount

                    36586               4.05         7,747       18,399     12,976                                           31,375
                    36678               3.17         8,750       16,953     10,828                                           27,781
                    36770               4.61         8,750       24,063     16,297                                           40,360
                                                ----------   ---------- ----------- ----------  ----------  ----------- ------------
                                                    25,247       59,415     40,101          -                        -       99,516

Revaluation of deferred compensation and
 options vested in connection with
 employment agreement in June 2000.                             (27,919)    33,784      16,396                               22,261

Options vested in connection with employment
 agreements, shares issued for
 suspension of exercise date, in September
 2000.                                              41,000        2,313     85,000      51,012                              138,325

Options issued in connection with two
 Consulting agreements, in October 2000                                    100,000     (75,000)                              25,000

Director shares and options issued in
 September 2000, at $2.36 per share                  8,659       13,259      7,197                                           20,456

Options vested in connection with
 employment agreements, and shares issued
 for services, in September 2000.                    4,987        8,104      4,613      43,511                               56,228

Compensation adjustment to variable plan
 options in December 2000                                                  (83,828)                                         (83,828)

Exercise of options at $1.00 per share              45,000      112,500    (67,500)                                          45,000

Exercise of options at $0.50 per share                 600        1,500     (1,200)                                             300

Adjustment to par value stock for Delaware
 re-incorporation                                            (5,841,061) 5,841,061                                         -

Net loss for the period from inception on
 November 7, 1988 to December 31, 2000                                                                       (5,481,856) (5,481,856)
                                                ----------   ---------- ----------- ----------  ----------  ----------- ------------
Balance at December 31, 2000                     5,022,196        5,022  6,152,003     (75,000)              (5,481,856)    600,169


Amortization of deferred compensation                                                   75,000                               75,000

Issuance of stock for services, in October          25,000           25     49,975                                           50,000
 2001, at $2.00 per share

Issuance of stock for licensing arrangement,
 October 2001, at $0.75 per share                   97,500           98     73,027                                           73,125

Compensation adjustment for options and
 warrants in 2001                                                          328,310                                          328,310

Value of detachable warrants issued with
 convertible notes payable                                                 216,100                                          216,100

Net loss for the year ended December 31,
 2001                                                                                                        (2,078,807) (2,078,807)


    The accompanying notes are an integral part of the finanical statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                  Statement of Stockholder's Equity (Deficit)
               For the years ended December 31, 2002 and 2001 and
      For the period from inception (November 7, 1988) to December 31, 2002



                                                     Common Stock                   Deferred                               Stock-
                                                ----------------------- Additional  Compen-     Stock                      holders'
                                                   Number               Paid-in     sation   Subscription Accumulated      Equity
                                                 of Shares      Amount  Capital     Costs     Receivable   Deficit        (Deficit)
                                                ----------   ---------- ----------  --------  ----------  -----------    ----------
Balance at December 31, 2001                     5,144,696        5,145   6,819,415      -                  (7,560,663)    (736,103)

Issuance of common stock for services
 rendered, at $0.80 per share, on November 21,
 2002                                               18,000           18      14,382                                          14,400

Conversion of convertible notes payable into
quity, at $1.00 per share
      Principal                                  3,082,500        3,083   3,079,417                                       3,082,500
      Accrued interest                             231,180          231     230,949                                         231,180
                                                 3,313,680        3,314   3,310,366      -                        -       3,313,680

Private placement of common stock (with
 common stock warrants equal to 60%), at
 $1.00 per share, September to December 2002.    1,560,000        1,560   1,558,440             (135,000)                 1,425,000

Compensation adjustments for warrants in
 2002                                                                       440,331                                         440,331

Value of detachable warrants issued with
 convertible notes payable                                                  512,452                                         512,452

Net loss for the year                                                                                       (3,161,904)  (3,161,904)
                                                ----------   ---------- ----------- --------  ----------  -----------     ----------
Balance at December 31, 2002                    10,036,376   $   10,037 $12,655,386 $     -   $ (135,000) $(10,722,567)  $ 1,807,856
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

Note 5.  Income Taxes

     No income tax benefit was recognized for the Company's net losses in 2002 and 2001

     The following are the components of the Company's deferred tax assets and liabilities:

                                               2002                2001
                                             -----------       -----------
        Net operating loss carryforwards     $ 3,190,000       $ 2,204,000
        Research and development credits         162,000           162,000
        Gross deferred tax assets              3,352,000         2,366,000
        Valuation allowance                   (3,352,000)       (2,366,000)
        Total deferred tax assets            $    -            $    -
        Total deferred tax liabilities       $    -            $    -

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

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002

     The effect of the adjustments on the 2002 quarters is as follows:

                                    Q1                 Q2               Q3
                                -----------       -----------       -----------
           Income Statement:
Research and
Development
     As reported                $    28,425       $   143,509       $   115,286
     As adjusted                $    28,425       $   123,231       $   115,286
Consulting fees
     As reported                $    15,000       $    33,196       $    73,362
     As adjusted                $   137,500       $    33,196       $   114,887
Other general and
administrative
     As reported                $   313,284       $   397,776       $   344,865
     As adjusted                $   313,384       $   256,803       $   344,865
Interest expense
     As reported                $    91,606       $   128,912       $   108,716
     As adjusted                $   146,377       $   143,530       $   172,942
Net loss:
     As reported                $  (514,015)      $  (777,986)      $  (701,102)
     As adjusted                $  (691,286)      $  (631,353)      $  (806,853)
Net loss per share:
     As reported                $     (0.10)      $     (0.15)      $     (0.14)
     As adjusted                $     (0.13)      $     (0.12)      $     (0.16)
Balance Sheet:
Notes payable, net
     As reported                $ 2,634,694       $ 2,957,230       $ 3,016,065
     As adjusted                $ 2,705,665       $ 2,765,496       $ 3,080,291
Additional paid-in
capital
     As reported                $ 6,909,415       $ 7,072,987       $ 7,213,470
     As adjusted                $ 7,015,715       $ 7,118,178       $ 7,254,995
Deficit accumulated
during the
development stage
     As reported                $(8,074,678)      $(8,852,665)      $(9,553,767)
     As adjusted                $(8,251,949)      $(8,706,032)      $(9,659,518)



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

By:  /s/ RALPH KATZ                                      Date:  April 15, 2003
     ---------------------------------
     Ralph Katz
     Director

By:  /s/ GEORGE A. MURRAY                                Date:  April 15, 2003
     ---------------------------------
     George A. Murray
     Director

By:  /s/ CARLYN J. STEINER                               Date:  April 15, 2003
     ---------------------------------
     Carlyn J. Steiner
     Director

By:  /s/ DANIEL O. WILDS                                 Date:  April 15, 2003
     ---------------------------------
     Daniel O. Wilds
     Director

By:                                                      Date:  April 15, 2003
     ---------------------------------
     John C. Fiddes

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

Date: April 15, 2003

                                     /s/ KERRY D. PALMER
                                     --------------------
                                     Kerry D. Palmer
                                     Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


     In connection with the Annual Report of Helix Biomedix, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Stephen Beatty, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ R. Stephen Beatty
---------------------
R. Stephen Beatty
President, Chief Executive Officer
April 15, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Annual Report of Helix Biomedix, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kerry D. Palmer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kerry D. Palmer
-------------------
Kerry D. Palmer
Chief Financial Officer
April 15, 2003