Form 10KSB/A
period 2002-12-31
HELIX BIOMEDIX INC
filed 2003-04-30
CIK 831749

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   Amendment 2

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Registrant's revenues for the fiscal year ending December 31, 2002: $70,000 As of March 31, 2003, there were 8,286,836 shares of common stock, $0.001 par value, of Helix BioMedix Inc. issued, and the aggregate market value of the common stock held by non-affiliates as of that date was approximately:
$4,909,000.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

     Transitional Small Business Disclosure Format (Check One): Yes[ ] No[X]

================================================================================

                              HELIX BIOMEDIX, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART I.....................................................................   1
   Item 1.  Description of Business........................................   1
   Item 2.  Description of Properties......................................   5
   Item 3.  Legal Proceedings..............................................   6
   Item 4.  Submission of Matters to a Vote of Security Holders............   6

PART II....................................................................   6
   Item 5.  Market for Common Equity and Related Stockholder Matters.......   6
   Item 6.  Management's Discussion and Analysis or Plan of Operation......   8
   Item 7.  Financial Statements...........................................  14
   Item 8.  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure............................  14

PART III...................................................................  14
   Item 9. Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act......  14
   Item 10.  Executive Compensation........................................  15
   Item 11.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters....................  15
   Item 12.  Certain Relationships and Related Transactions................  15
   Item 13.  Exhibits and Reports on Form 8-K..............................  15
   Item 14.  Controls and Procedures.......................................  15
   Item 15.  Principal Accountant Fees and Services........................  15

                              Helix BioMedix, Inc.
                                  Form 10-KSB/A
                      For the year ended December 31, 2002

                               Explanatory Comment




The Form 10-KSB for Helix BioMedix, Inc. for the year ended December 31, 2002 is being amended to submit information for Part III of Form 10-KSB that was previously omitted pursuant to general instruction E(3) thereof, to add to Item 5 information concerning the warrants issued to the holders of the Company's convertible notes, and to correct several non-material typographical mistakes in Parts I and II. There are no other changes to its annual report on Form 10-KSB filed on April 15, 2003 (as amended by Amendment No. 1 filed April 18, 2003 to include certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 that were unintentionally omitted from the original filing), although the remaining items included therein have been restated here in their entirety for convenience of reference.


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

     Helix BioMedix, Inc. ("Helix" or the "Company"), a development stage company, is actively engaged in the research, development and commercialization of bioactive peptides (small proteins). For the fiscal year ended December 31, 2002 the Company had revenues of $70,000, and at the close of that period had incurred an operating deficit (since inception) of approximately $10,723,000. the Company, through a predecessor company, was originally incorporated in Colorado on February 2, 1988. On December 29, 2000, following approval by its shareholders, the Company merged with a wholly owned subsidiary that was incorporated in the State of Delaware (the "Merger"). As a result of the Merger, the Company adopted Delaware as its state of incorporation, adopted the subsidiary's certificate of incorporation and bylaws, and assumed the subsidiary's 2000 Stock Option Plan. In October 2001, the Company relocated its headquarters to Bothell, Washington.

     The Company's technology consists of a proprietary library of bioactive peptides that exhibit a broad range of activities, which the Company believes may be harnessed to develop products for various non-pharmaceutical applications including skin care products, biocides and commercial disinfectants, as well as pharmaceutical products to aid in wound healing and treating infectious diseases. These peptides are synthetic variations based on naturally occurring molecules present in many plants and animals, including humans, which fend off a variety of microbes, including bacteria, fungi, viruses and protozoa; they also facilitate the healing process. The peptides contained in the Company's intellectual property library may be referred to as "antimicrobial peptides of the innate immune system" or simply as "antimicrobial peptides". In earlier scientific journals and Company reports, the Company's peptides have been referenced as "lytic peptides" or "cytoporins".

     The antimicrobial peptides of the innate immune system are an important component of the host immune defense system of many species and provide a first line of defense against invading bacteria and other pathogens. The Company believes that its patent library encompasses a variety of structural classes of peptides and is supported by patent protection covering both composition of matter and relevant use claims. The Company believes that the bioactive compounds contained in the Company's library are very wide ranging, with antibacterial, antifungal, antiviral and antiparasitic properties. In addition, some aspects of the Company's peptides exhibit properties associated with wound healing, cell proliferation and anti-inflammatory processes.

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

     Cystic Fibrosis

     The aim of this program is to develop a peptide therapeutic for the cystic fibrosis (CF) lung capable of improving lung function by reducing bacterial bioburden. Two of the Company's peptides initially demonstrated a proof of concept in the rat chronic lung infection model. Following a screening program of over 200 antimicrobial peptides from the Company's library five lead candidates were identified and assayed in pre-clinical testing. A lead peptide has now been identified which significantly reduces lung bioburden when administered by nebulizer and has activity against multi-drug-resistant pathogens of the CF lung. This peptide is now undergoing extended in vivo efficacy and toxicity profiling.

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

     Sexually-transmitted disease (STD) / vaginitis

     Certain peptides in the Company's peptide library have demonstrated broad-spectrum activity against bacteria and yeast associated with sexually-transmitted disease and vaginitis. The lead therapeutic peptide candidates in gel formulation have demonstrated rapid killing of gram-positive and gram-negative bacterial pathogens as well as fungal pathogens including antimicrobial resistant strains. Once selected the lead peptide will undergo in vivo testing.


     HIV microbicide

     A number of the Company's peptides have demonstrated activity against cells acutely infected with HIV as well as those chronically infected with the virus. Researchers have previously demonstrated such effects with peptides of the innate immune system. However, the reduced length and cost effective production of the Company's peptides provides the first opportunity for a realistic topical therapy. Once lead and backup peptides have been identified and characterized, the feasibility of animal studies will be investigated.

     Anti-acne

     In addition to broad-spectrum antimicrobial peptides (described above) the Company has also identified certain peptides with more specific activity against Propionibacterium acnes, one of the biological factors involved in the pathogenesis of acne. The lead peptide in gel formulation is now in studies to determine its acceptability and efficacy as an anti-acne product. The Company currently has five peptides that can be synthesized using cost effective solution phase subunit synthesis with activity against P. acnes. The developmental course for such an application could be cosmetic, over-the-counter
(OTC) or prescription.

     Anti-wrinkle

     The Company has identified a number of peptides capable of stimulating the proliferation of fibroblasts. Further testing has demonstrated that this attribute can provide significant benefit in relation to prevention and elimination of wrinkles. This property is currently being optimized to produce a peptide capable of reducing the effects of aging at a cost that would permit inclusion in non-prescription skin care products.

     Other advances

     Cost of goods is an important issue in both consumer and pharmaceutical product development. During 2002 the Company made significant progress in reducing the cost of its lead peptides by (1) minimizing peptide length, (2) optimizing activity and (3) selecting peptides consisting of specific repeat units able to be assembled into full-length peptides at a fraction of the cost of standard synthesis.

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

     Starting in 2001, the Company began efforts to protect the intellectual property regarding the "third generation" peptides developed as a collaborative effort between TPI and the Company. Two (2) U.S. patent applications and one (1) Patent Cooperation Treaty (PCT) international patent application are currently pending.

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

     4. Many of the inventors of our core intellectual property work at the Company, i.e.: Robert Hancock, Ph.D., Timothy Falla, Ph.D., and Lijuan Zhang, Ph.D. The Company also has recognized experts with substantial pharmaceutical industry experience serving on its Scientific Advisory Board, including Robin Cooper, Ph.D., William Baker, Ph.D., and Arnold Smith, M.D.

Research and Development Investment

     The Company's direct investment in research and development of its peptide technology has aggregated approximately $3,866,000 from inception (November 7, 1988) to December 31, 2002. Approximately $644,000 has been capitalized as legal costs incurred in patent prosecution. Other capitalized R & D and licensing costs include (i) $200,000 capitalized as a cost paid by promissory note to the Company's International Corporation to acquire the antimicrobial technology at the Company's inception; (ii) $25,000 paid in the form of 10,000 shares of common stock as partial consideration for antimicrobial technology developed for the Company by TPI prior to entering of the Cooperative Endeavor Agreement in November 1995; and (iii) approximately $61,000 for a license fee representing reimbursement to the University of British Columbia of all outstanding and future costs incurred to the date of the execution of this Agreement in applying for, registering and maintaining the patents in connection with the technology.

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

     Of a total of 5,162,696 shares of common stock issued and outstanding as of the record date, October 23, 2002, 2,725,701 shares or 53% were voted in favor of the amendment of the Certificate of Incorporation to increase the number of authorized Preferred and Common Shares.

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

Clinical trials for the Company's product candidates, and those for its partners and licensees, are expensive and time consuming and their outcome is uncertain.

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

The Company or its partners and licensees may choose to, or may be required to, suspend, repeat or terminate any initiated clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

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

     The Company intends to continue to develop alliances with third-party collaborators to develop and market its current and future product candidates. The Company may not be able to attract third-party collaborators to develop and market product candidates and may lack the capital and resources necessary to develop its product candidates alone. If the Company is unable to locate collaborators, or if its collaborators do not prioritize and commit substantial resources to programs associated with the Company's product candidates, the Company may be unable to commercialize its product candidates, which would limit its ability to generate revenue and become profitable.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is still a development stage company which means that it has not yet achieved a significant amount of revenue. Given the nature of the Company's business and the stage of its development, it is difficult to determine with reasonable certainty when it will achieve significant revenue and reach the end of its development state. The Company intends to initiate third party testing of some of its peptides in 2003. It is unlikely that its business development efforts will materially progress until after some of this outside testing is completed with satisfactory results. It is possible that the results of early outside tests will be unsatisfactory in which case the Company will need to conduct additional internal and external research, further extending the Company's development stage.

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

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period November 7, 1988 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Denver, Colorado
February 1, 2002

                                                      /S/COMISKEY & COMPANY
                                                      -----------------------
                                                      PROFESSIONAL CORPORATION

                              Helix BioMedix, Inc.
                          (a development stage company)
                                 Balance Sheets
                           December 31, 2002 and 2001


                                                                     December 31,
                                                           ----------------------------
                                                               2002             2001
                                                           -----------      -----------
  ASSETS

CURRENT ASSETS

  Cash                                                     $ 1,031,345        $ 401,045
  Accounts receivable                                           20,000                -
  Prepaid expenses and other current assets                     47,822           28,989
                                                           -----------      -----------
    Total current assets                                     1,099,167          430,034

PROPERTY AND EQUIPMENT
  Machinery and equipment                                      439,246          186,008
  Furniture and fixtures                                        11,874           10,627
  Leasehold improvements                                        28,216           27,324
                                                           -----------      -----------
                                                               479,336          223,959
    Less: accumulated depreciation                             (59,087)          (9,828)
                                                           -----------      -----------
                                                               420,249          214,131
OTHER ASSETS

  Deposits and long-term prepaids                               30,085           29,830
  Antimicrobial technology (net)                                73,462           87,500
  Licensing agreement (net)                                     57,796           61,391
  Patents pending and approved (net)                           499,266          516,844
                                                           -----------      -----------
                                                               660,609          695,565

                                                           -----------      -----------
    Total assets                                           $ 2,180,025      $ 1,339,730
                                                           ===========      ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable - related party                                 $ -          $ 4,500
  Other accounts payable                                        37,308              -
  Accrued interest payable                                           -           45,196
  Other accrued expenses                                       334,861           13,390
  Notes payable - related parties                                    -          163,154
  Notes payable (net of unamortized discount and                     -        1,849,593
    issue costs of $130,407 in 2001)
                                                           -----------      -----------
    Total current liabilities                                  372,169        2,075,833
                                                           -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 25,000,000 shares
    authorized ; no shares issued or
    outstanding                                                      -                -
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 10,036,376 shares outstanding at
    December 31, 2002;  5,144,696 shares issued and
    outstanding at December 31, 2001.                           10,037            5,145
  Additional paid-in capital                                12,655,386        6,819,415
  Less stock subscriptions receivable                         (135,000)               -
  Deficit accumulated during the development stage         (10,722,567)      (7,560,663)
                                                           -----------      -----------
                                                             1,807,856         (736,103)

                                                           -----------      -----------
    Total liabilities
    and stockholders' equity (deficit)                     $ 2,180,025      $ 1,339,730
                                                           -----------      -----------

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



                                                      Common Stock                                                          Stock-
                                                ----------------------  Additional  Deferred       Stock                    holders'
                                                   Number                Paid-in   Compensation Subscription  Accumulated   Equity
                                                 of Shares      Amount   Capital     Costs       Receivable   Deficit      (Deficit)
                                                ----------    --------- ----------- ----------  ------------  ----------- ----------
Initial capitalization on November 7, 1988       1,000,000    $  66,486 $        -  $       -   $         -   $        -  $   66,486

Restated for recapitalization of the private
company                                           (370,000)         -            -          -             -            -          -

Reverse acquisition of Helix BioMedix, Inc by

Cartel Acquisitions, Inc., on March 20, 1989       151,262      855,292          -          -             -            -     855,292

Isssuance of stock for current or prior services:

            Period          Per Share Amount

     --------------         ----------------
      December 1992              $2.50               5,600       14,000          -          -             -            -      14,000
      May 1993                   $5.00               8,000       40,000          -          -             -            -      40,000
      December 1993              $2.50               9,490       23,724          -          -             -            -      23,724
      March 1998                 $1.00               4,900        4,900          -          -             -            -       4,900
      December 1998              $1.00               3,100        3,100          -          -             -            -       3,100
      September 1999             $0.70              40,000       28,000          -          -             -            -      28,000
      September 1999             $1.25              73,215       91,519          -          -             -            -      91,519
                                                ----------    --------- ----------- ----------  ------------  ----------- ----------
                                                   144,305      205,243          -          -             -            -     205,243

Issuance of stock for settlement of debt or accounts payable:

            Period          Per Share Amount

      --------------        ----------------
      May 1993                   $5.00               4,000       20,000          -          -             -            -      20,000
      September 1993             $2.50             184,000      460,000          -          -             -            -     460,000
      April 1995                 $2.50              41,732      104,331          -          -             -            -     104,331
      April 1995                 $2.41              80,000      192,943          -          -             -            -     192,943
      September 1995             $2.50              14,731       36,828          -          -             -            -      36,828
      December 1997              $1.00             110,976      110,976          -          -             -            -     110,976
      December 1997         $2.50 and $1.00        326,785      780,025          -          -             -            -     780,025
      March 1998                 $1.00               3,100        3,100          -          -             -            -       3,100
      June 1998                  $1.00               1,395        1,395          -          -             -            -       1,395
      September 1998             $1.00               2,500        2,500          -          -             -            -       2,500
      September 1999             $1.25               2,000        2,500          -          -             -            -       2,500
                                                ----------    --------- ----------- ----------  ------------  ----------- ----------
                                                   771,219    1,714,598          -          -             -            -   1,714,598
Fractional shares issued in connection with
 1 for 500 reverse split                                29           -           -          -             -            -          -

Issuance of stock for cash:
            Period          Per Share Amount

      -------------         ----------------
      March and

      December 1994              $2.50              16,000       40,000          -          -             -            -      40,000
      April 1995                 $2.50               4,800       12,000          -          -             -            -      12,000
      March 1998                 $1.00              10,000       10,000          -          -             -            -      10,000
                                                ----------    --------- ----------- ----------  ------------  ----------- ----------
                                                    30,800       62,000          -          -             -            -      62,000

Issuance of common stock as consideration
 in cooperative endeavor agreement, in
 November 1995                                      10,000       25,000          -          -             -            -      25,000

Issuance of stock options in 1995                                           137,400         -             -            -     137,400

Issuance of stock for cash in private
 placement, during July - Sept 1999, at $0.70
 per share, net of offering costs of $107,195    2,890,643    1,916,255          -          -             -            -   1,916,255

Escrow of stock for consulting agreement, in
September 1999, at $0.70 per share                       -       42,000          -     (42,000)           -            -          -

Compensation and deferred compensation recorded
 for options granted, in December 1999                   -           -       50,875    (44,000)           -            -       6,875

Deferred compensation for stock awards in
 December 1999                                           -       87,225          -     (87,225)           -            -          -




    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                  Statement of Stockholder's Equity (Deficit)
               For the years ended December 31, 2002 and 2001 and
      For the period from inception (November 7, 1988) to December 31, 2002




                                                     Common Stock                                                          Stock-
                                                ----------------------- Additional   Deferred      Stock                   holders'
                                                   Number                Paid-in   Compensation Subscription Accumulated   Equity
                                                 of Shares      Amount   Capital     Costs       Receivable   Deficit      (Deficit)
                                                ----------   ---------- ----------- ----------  ----------  ----------- ------------
Stock and options issued for services in
 January 2000                                        1,250        3,125      4,500          -           -           -         7,625

Amortization of deferred compensation costs                                             21,000          -           -        21,000

Retirement of shares issued in December 1999          (250)        (313)        -           -           -           -          (313)

Shares issued and options vested in
 connection with employment agreements,
 March 2000                                        267,445      700,000         -       41,306          -           -       741,306

Director shares and options issued:

      Period               Per Share Amount

                    36586               4.05         7,747       18,399     12,976          -           -           -        31,375
                    36678               3.17         8,750       16,953     10,828          -           -           -        27,781
                    36770               4.61         8,750       24,063     16,297          -           -           -        40,360
                                                ----------   ---------- ----------- ----------  ----------  ----------- ------------
                                                    25,247       59,415     40,101          -           -           -        99,516

Revaluation of deferred compensation and
 options vested in connection with
 employment agreement in June 2000.                     -       (27,919)    33,784      16,396          -           -        22,261

Options vested in connection with employment
 agreements, shares issued for
 suspension of exercise date, in September
 2000.                                              41,000        2,313     85,000      51,012          -           -       138,325

Options issued in connection with two
 Consulting agreements, in October 2000                 -             -    100,000     (75,000)         -           -        25,000

Director shares and options issued in
 September 2000, at $2.36 per share                  8,659       13,259      7,197          -           -           -        20,456

Options vested in connection with
 employment agreements, and shares issued
 for services, in September 2000.                    4,987        8,104      4,613      43,511          -           -        56,228

Compensation adjustment to variable plan
 options in December 2000                               -            -     (83,828)         -           -           -       (83,828)

Exercise of options at $1.00 per share              45,000      112,500    (67,500)         -           -           -        45,000

Exercise of options at $0.50 per share                 600        1,500     (1,200)         -           -           -           300

Adjustment to par value stock for Delaware
 re-incorporation                                       -    (5,841,061) 5,841,061          -           -           -            -

Net loss for the period from inception on
 November 7, 1988 to December 31, 2000                  -            -          -           -           -    (5,481,856) (5,481,856)
                                                ----------   ---------- ----------- ----------  ----------  ----------- ------------
Balance at December 31, 2000                     5,022,196        5,022  6,152,003     (75,000)         -    (5,481,856)    600,169


Amortization of deferred compensation                   -            -         -        75,000          -           -        75,000

Issuance of stock for services, in October          25,000           25     49,975          -           -           -        50,000
 2001, at $2.00 per share

Issuance of stock for licensing arrangement,
 October 2001, at $0.75 per share                   97,500           98     73,027          -           -           -        73,125

Compensation adjustment for options and
 warrants in 2001                                       -            -     328,310          -           -           -       328,310

Value of detachable warrants issued with
 convertible notes payable                              -            -     216,100          -           -           -       216,100

Net loss for the year ended December 31,
 2001                                                   -            -         -            -           -    (2,078,807) (2,078,807)


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                  Statement of Stockholder's Equity (Deficit)
               For the years ended December 31, 2002 and 2001 and
      For the period from inception (November 7, 1988) to December 31, 2002



                                                     Common Stock                   Deferred                              Stock-
                                                ----------------------- Additional  Compen-     Stock                     holders'
                                                   Number               Paid-in     sation   Subscription Accumulated     Equity
                                                 of Shares      Amount  Capital     Costs     Receivable   Deficit       (Deficit)
                                                ----------   ---------- ----------  --------  ----------  ------------  ----------
Balance at December 31, 2001                     5,144,696        5,145   6,819,415      -           -      (7,560,663)    (736,103)

Issuance of common stock for services
 rendered, at $0.80 per share, on November 21,
 2002                                               18,000           18      14,382      -           -             -         14,400

Conversion of convertible notes payable into
equity, at $1.00 per share
      Principal                                  3,082,500        3,083   3,079,417      -           -             -      3,082,500
      Accrued interest                             231,180          231     230,949                                         231,180

                                                 3,313,680        3,314   3,310,366      -           -             -      3,313,680

Private placement of common stock (with
 common stock warrants equal to 60%), at
 $1.00 per share, September to December 2002.    1,560,000        1,560   1,558,440      -      (135,000)          -      1,425,000

Compensation adjustments for warrants in
 2002                                                   -            -      440,331      -           -             -        440,331

Value of detachable warrants issued with
 convertible notes payable                              -            -      512,452      -           -             -        512,452

Net loss for the year                                   -            -           -       -           -      (3,161,904)  (3,161,904)
                                                ----------   ---------- ----------- --------  ----------  ------------   ----------
Balance at December 31, 2002                    10,036,376   $   10,037 $12,655,386 $     -   $ (135,000) $(10,722,567) $ 1,807,856
                                                ===================================================================================




    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                For the Period from Inception ( November 7, 1988)
                              to December 31, 2002


                                                                       Inception         For the year ended
                                                                        to December 31,       December 31,
                                                                     -----------------
                                                                             2002            2002        2001
                                                                     ----------------------------------------------
Cash Flows from Operating Activities

     Net loss                                                         $ (10,722,567)  $ (3,161,904    $(2,078,807)
        Adjustments to reconcile net loss to net cash used in operating activities:

            Depreciation and amortization                                   359,898        115,105         51,795
            Amortization of debt discount to interest expense               728,552        642,859         85,693
            Stock-based compensation costs                                2,550,250        454,732        526,435
            Interest expense converted to common stock                      231,180        185,984             --
            Research and development                                         53,000             --             --
            (Increase) decrease in operating assets:
                 Accounts receivable                                        (20,000)       (20,000)
                 Prepaid expenses                                           (41,812)       (12,833)       (22,128)
                 Other assets                                               (97,476)        (6,255)       (91,221)
            Increase (decrease) in operating liabilities:

                 Accounts payable  - related party                          341,602         (4,500)            --
                 Other accounts payable                                      39,642         37,308          2,334
                 Payroll taxes payable                                        1,675        (11,715)        13,065
                 Accrued interest payable                                        --             --             --
                 Other accrued expenses                                     108,727        108,727         45,196
                                                                        -----------     ----------     -----------
     Net cash used for operating activities                              (6,467,329)    (1,672,492)    (1,467,638)

Cash Flows from Investing Activities

     Investment in Helix Delaware                                               (10)            --             --
     Purchase of property and equipment                                    (254,878)       (30,919)      (221,975)
     Increase in capitalized patents                                       (464,753)       (30,635)       (53,617)
                                                                        -----------     ----------     -----------
     Net cash used for investing activities                                (719,641)       (61,554)      (275,592)
                                                                        -----------     ----------     -----------

Cash Flows from Financing Activities

     Cash received in reverse acquisition                                   634,497             --             --
     Notes payable                                                        3,089,894      1,102,500      1,980,000
     Notes payable - related party                                          379,579             --       (326,308)
     Payment of notes payable - related party                              (163,154)      (163,154)
     Issuance of stock for cash                                           3,444,680      1,425,000             --
     Issuance of debt subsequently converted to stock                       832,819             --             --
                                                                        -----------     ----------     -----------
     Net cash provided by financing activities                            8,218,315      2,364,346      1,653,692

Net increase (decrease) in cash                                           1,031,345        630,300        (89,538)
Cash at beginning of period                                                      --        401,045        490,583
                                                                        -----------     ----------     -----------
Cash at end of period                                                   $ 1,031,345   $  1,031,345    $   401,045
                                                                        ===========   =-==========    ============

Supplemental Cash Flow Information

     Stock issued to acquire patents                                  $      66,486   $         --    $        --
     Debt issued to acquire technology                                $     200,000   $         --    $        --
     Bridge loans outstanding at acquisition                          $     200,000   $         --    $        --
     Patent costs included in accounts payable                        $      99,859   $         --    $        --
     Accounts payable converted to notes                              $     704,559   $         --    $
     Accrued interest converted to notes                              $     403,453   $         --    $        --
     Notes converted to equity                                        $   4,722,048   $  3,082,500    $        --
     Accrued interest converted to equity                             $     231,180   $    231,180    $        --
     Detachable warrants issued with notes payable                    $     728,552   $    512,452    $   216,100
     Issuance of stock for services provided                          $      14,400   $     14,400    $        --
     Purchase of property included in accrued expenses                $     224,458   $    224,458    $        --
     Stock subscription receivable                                    $     135,000   $    135,000    $        --
     Cash paid for interest                                           $     105,430   $     13,052    $    22,842
     Cash paid for taxes                                              $          --   $         --    $        --

    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002



Note 1.    Summary of Significant Accounting Policies

     Description of Company

     Helix BioMedix, Inc. was originally formed under the laws of the state of Colorado on February 2, 1988 under the name Cartel Acquisitions, Inc. to create a corporate vehicle to seek and acquire a business opportunity. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation ("BioMedix of Louisiana"), in exchange for 151,262 shares of the Company's common stock. The Company acquired its shares from Helix International Corporation ("Helix"). BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate company from Helix International, Inc., to develop therapeutic biopharmaceuticals for animal and human health care. On November 1, 2000, the Company incorporated a wholly owned subsidiary, Helix BioMedix, Inc. in the state of Delaware ("Helix-Delaware"), for the purpose of merging the Company into Helix-Delaware, with Helix-Delaware as the surviving corporation. This merger is reflected in the accompanying financial statements with an effective date of December 29, 2000.

     Unless otherwise noted, all references herein to ("the Company") refer to Helix BioMedix, Inc., the Delaware corporation.

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

     During 2002, the Company amended the private placement of debt; among other changes, the notes were amended to require automatic conversion into shares of common stock in the event of an equity financing of at least $1.5 million by December 31, 2002. The Company raised an additional $1.1 million of notes payable with detachable warrants under the private placement through the first half of 2002. Beginning in September 2002, the Company began a private placement of common stock, with detachable warrants equal to 60% of the common stock investments, raising a total of $1.56 million by year end. This amount included $135,000 of stock subscriptions receivable. The convertible notes and accrued interest, totaling $3,313,680 were converted into 3,313,680 shares of common stock at a per share price of $1.00 on December 31, 2002. Subsequent to year-end, the Company raised an additional $2.1 million from the equity financing through March 31.2003. During 2002, the Company continued to conduct research into its peptides, both internally in the lab facilities opened in the prior year and externally through the services of consultants. The Company also hired new officers to round out its management team and began business development activities.

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

                                            December 31,

                                -------------------------------------
                                    2002                  2001
                                --------------      -----------------
      Outstanding options           1,133,000                836,893
                                --------------      -----------------
      Outstanding warrants          6,636,929              4,135,643
                                --------------      -----------------

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

     Stock-based Compensation

     The Company applies ABP Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its employee stock option plan. The Company discloses proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting or Stock-Based Compensation. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18.

     Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, "Accounting for Stock Based Compensation," our net loss and net loss per share would have been the pro forma amounts indicated below:


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

     At a meeting in March 2002, the Board amended the terms of the existing debt offering as follow: (a) the offering size was increased from $2.77 million to $3.5 million; (b) the maturity date of the notes was extended to December 31, 2002; (c) the notes were amended to require conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002; and (d) the warrant coverage was increased to 35% of the principal amount, subject to an increase to 40% if the principal was not paid or converted by August 31, 2002 and a further increase to 45% if the principal was not paid or converted by December 31, 2002. Purchasers prior to the date of the offering changes were given an opportunity to accept the revised terms or to reject them and obtain a refund of their purchase plus accrued interest. Refunds for approximately $55,000 were subsequently made. During the year ended December 31, 2002, the Company raised an additional $1,157,500 from the convertible debt offering. As noted below, the Company also raised $1.56 million in an equity financing as of December 31, 2002. Accordingly, the convertible notes, totaling $3,082,500, together with the related accrued interest of $231,180 were converted into 3,313,680 shares of common stock, at a per share price of $1.00, on December 31, 2002.

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

Note 3.    Identifiable Intangible Assets

     Identifiable intangible assets consist of the following as of December 31:

                                                          December 31,
                                                  ------------------------------
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

     Options

     On December 15, 2000, the shareholders of the Company approved the Helix BioMedix 2000 Stock Option Plan ("the 2000 Plan"). A total of 5,400,000 of the Company's authorized and unissued common shares are reserved for issuance under the 2000 Plan. The 2000 Plan is to be administered by non-employee directors, who shall be authorized to grant stock options to the Company's employees, consultants and/or directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code, or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with an option to repurchase, upon termination of an optionee's employment, up to ten thousand shares acquired by the optionee through the exercise of options granted thereunder at its then-current fair market value. As of December 31, 2002, no shares had been exercised under the 2000 Plan and 4,267,000 shares remain available for grant.

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

     A summary of activity for options for the years ended December 31, 2002 and 2001 is as follows:


                                               Options Outstanding
                                      ---------------------------------------
                                           Number              Weighted Avg.
                                         of Shares            Exercise Price
                                      ------------------    -----------------
       Balance at December 31, 2000             336,193           $ 1.16
       Granted                                  660,700           $ 1.50
       Exercised
       Canceled                               (160,000)           $ 0.70
                                      ------------------    -----------------
       Balance at December 31, 2001             836,893           $ 1.31
       Granted                                  350,000           $ 1.00
       Exercised                                     -               -
       Canceled                                (53,893)           $ 0.70
                                      ------------------    -----------------
       Balance at December 31, 2002           1,133,000           $ 1.29
                                      ==================    =================


                                                                                         Options
                                  Options Outstanding                                  Exercisable
               ------------------------------------------------------------    ---------------------------
                                                  Weighted      Weighted                       Weighted
                                                  Average        Average                        Average
                  Range of         Number       Contractual     Exercise          Number       Exercise
               Exercise Price    Outstanding        Life          Price         Exercisable      Price

               ---------------- -------------- --------------- ------------    -------------- ------------
                     $    0.70        165,500       4.4              $0.70           165,500    $ 0.70
                     $    1.00        350,000       9.6              $1.00              -         $ -
                     $    1.50        602,500       8.6              $1.50           540,000    $ 1.50

                     $    2.50         15,000        0               $2.50            15,000    $ 2.50




     Common Stock Purchase Warrants

     Information concerning outstanding common stock purchase warrants is set forth below:

                                                                      December 31
                                                     2002                                     2001
                                     -------------------------------------    --------------------------------------
                                       Number      Price range   Wghtd.         Number       Price range    Wghtd.
                                                                   Avg.                                      Avg.
                                     ------------ -------------- ---------    ------------ ---------------- --------
     Warrants issued for services      1,577,286   $1.00 - $6.00    $1.45         750,000    $1.50 - $6.00    $2.10

     Warrants issued in connection
          with 1999 equity
     financing                         2,890,643          $3.25     $3.25       2,890,643            $3.25    $3.25
     Warrants issued in connection
          with 2001 convertible
     debt financing                    1,233,000          $1.00     $1.00         495,000            $1.50    $1.50
     Warrants issued in connection
          with 2002 equity
     financing                           936,000          $1.00     $1.00               -
                                     ------------                             ------------
     Total outstanding warrants        6,639,929                                4,135,643
                                     ------------                             ------------

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

                              Helix BioMedix, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
      For the Period From Inception (November 7, 1988) to December 31, 2002

     The effect of the adjustments on the 2002 quarters is as follows:

                                    Q1                 Q2               Q3
                                -----------       -----------       -----------
           Income Statement:
Research and
Development
     As reported                $    28,425       $   143,509       $   115,286
     As adjusted                $    28,425       $   123,231       $   115,286
Consulting fees
     As reported                $    15,000       $    33,196       $    73,362
     As adjusted                $   137,500       $    33,196       $   114,887
Other general and
administrative
     As reported                $   313,284       $   397,776       $   344,865
     As adjusted                $   313,284       $   256,803       $   344,865
Interest expense
     As reported                $    91,606       $   128,912       $   108,716
     As adjusted                $   146,377       $   143,530       $   172,942
Net loss:
     As reported                $  (514,015)      $  (777,986)      $  (701,102)
     As adjusted                $  (691,286)      $  (631,353)      $  (806,853)
Net loss per share:
     As reported                $     (0.10)      $     (0.15)      $     (0.14)
     As adjusted                $     (0.13)      $     (0.12)      $     (0.16)
Balance Sheet:
Notes payable, net
     As reported                $ 2,634,694       $ 2,957,230       $ 3,016,065
     As adjusted                $ 2,705,665       $ 2,765,406       $ 3,080,291
Additional paid-in
capital
     As reported                $ 6,909,415       $ 7,072,987       $ 7,213,470
     As adjusted                $ 7,015,715       $ 7,118,178       $ 7,254,995
Deficit accumulated
during the
development stage
     As reported                $(8,074,678)      $(8,852,665)      $(9,553,767)
     As adjusted                $(8,251,949)      $(8,706,032)      $(9,659,518)



     The adjustments had no effect in any quarter on operating, investing or financing cash flows.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On November 27, 2002, the Company filed a Form 8-K to report the change in its independent accountants from Comiskey & Co. to KPMG LLP.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors:

The Company's Bylaws provide for no fewer than three and no more than twelve directors, as determined from time to time by the Board. The Company's Board currently consists of seven members, divided into three classes with terms expiring at the annual meeting of shareholders as follows:

              Class I (Two positions with terms expiring in 2004):

Name:      RANDALL L-W. CAUDILL, Ph.D.
Age:       55
Position:  Director
Tenure as Officer or Director: December 11, 2001 to present (and Corporate Consultant from October 27, 2000 to present)


Name:      CARLYN J. STEINER, J.D.
Age:       57
Position:  Director
Tenure as Officer or Director: December 29, 2000 to present.


             Class II (Three positions with terms expiring in 2005):

Name:      JOHN C. FIDDES
Age:       57
Position:  Director
Tenure as Officer or Director: March 10, 2003 to present


Name:      JEFFREY A. MILLER, Ph.D.
Age:       54
Position:  Director (and Corporate Consultant)
Tenure as Officer or Director: May 12, 1999 to present as Director (and Corporate Consultant until May, 2001)

Name:      DANIEL O. WILDS
Age:       57
Position:  Director
Tenure as Officer or Director: December 16, 2002 to present.



             Class III (Two positions with terms expiring in 2003):

Name:      R. STEPHEN BEATTY
Age:       53
Position:   President & CEO, Director
Tenure as Officer or Director: May 28, 1999 to September 30, 1999 as Director (and Consultant); October 1, 1999 to present, as President & CEO and Director

Name:      GEORGE A. MURRAY
Age:       72
Position:  Director
Tenure as Officer or Director: May 1, 2002 to present

All directors of the Company will hold office until the annual meeting of shareholders in the year their terms expire and until their successors have been elected and qualified.


Executive Officers and Key Employees:

Name:      TIMOTHY J. FALLA, PH.D.
Age:       37
Position:  Vice President, Chief Scientific Officer
Tenure as Officer or Director: December 11, 2001 to present as Officer; June 15, 2001 to present as Chief Scientific Officer

Name:      KERRY D. PALMER
Age:       51
Position:  Treasurer, Secretary and Chief Financial Officer
Tenure as Officer or Director: June 1, 2002 to present.

Name:      PARKER A. SROUFE
Age:       61
Position:  Executive Vice President
Tenure as Officer or Director: June 1, 2002 to present.


The officers of the Company are elected by the Board of Directors at the first board meeting after each annual meeting of the shareholders. There are no family relationships between any executive officers or directors of the Company.

     The following are brief resumes of each of the ten (10) Executive Officers, Directors, and key employees listed above:

     MR. BEATTY has served as President and Chief Executive Officer of the Company since October 1, 1999. He was elected to the Board of Directors in May 1999 and has served on the board continuously since that date. Mr. Beatty has been President of Beatty Finance, Inc., a lending and consulting company since 1990. He is responsible for all aspects of Company operations. Additionally, he serves as a consultant to businesses in south Louisiana. He was previously employed for 18 years with BellSouth (and South Central Bell) where he managed large software development projects and was responsible for re-engineering the business process flow for commercial accounts. Mr. Beatty is a 1975 graduate of the University of South Alabama with a major in Mathematics and a minor in Economics. He obtained his MBA from University of New Orleans in 1997 where he continues his association as Co-Chairman of the Student Support Committee of the Business Alumni Council.

     DR. CAUDILL was elected the Company's Board of Directors in December 2001. Dr. Caudill has more than twenty years of experience in investment banking and is the founder and president of Dunsford Hill Capital Partners, a financial consulting firm serving early stage healthcare and technology companies. Dunsford Hill Capital Partners provides financial and management services to the Company. Prior to forming Dunsford Hill Capital Partners, Dr. Caudill was employed by Prudential Securities where he established and headed the firm's San Francisco investment banking practice. He also served as head of Prudential's Mergers and Acquisitions Department and was Co-head of Prudential's Investment Bank. Previously, Dr. Caudill held senior investment banking positions at the First Boston Corporation and at Morgan Grenfell, Inc. Dr. Caudill currently serves on the boards of VaxGen Inc., SBE Inc., SCOLR Inc., MediQuest Inc., RamGen Inc., Northwest Biotherapeutics and a number of not-for-profit entities. He received a master's degree in Public and Private Management from Yale University and a doctorate of philosophy from Oxford University where he was a Rhodes Scholar.

     DR. FALLA serves as Vice President and Chief Scientific Officer. Dr. Falla joined the Company as Chief Scientific Officer in June 2001 and was appointed an Officer in December 2001. Prior to joining the Company, Dr. Falla was employed by IntraBiotics Pharmaceuticals, Inc. as Principal Scientist where he lead a multi-disciplinary scientific research team focused on antibacterial drug discovery and development. Prior to his tenure with IntraBiotics Pharmaceuticals, Dr. Falla pursued post doctoral research fellowships at the University of British Columbia and the Antimicrobial Research Centre of Leeds involving the design and synthesis of recombinant antimicrobial peptides and the isolation of novel drug targets. Dr. Falla is responsible for developing the Company's science and technology and subsequent application to clinical and non-clinical products. Dr. Falla received his Bachelor of Science in Applied Biology from the University of Wales in 1989 and obtained his Ph.D. in Molecular Biology of Infectious Disease from Oxford University and the University of Wales in 1993.

     DR. FIDDES was appointed to the Board of Directors in March, 2003. Dr. Fiddes is an accomplished biopharmaceutical industry executive and consultant with over twenty years experience in drug discovery and development. He is currently the Chief Executive Officer of Tao Biosciences, LLC. From 1994-2001 Dr. Fiddes served as Vice President of Research and Development and subsequently Chief Technical Officer and Vice President of Preclinical Research at IntraBiotics Pharmaceuticals, Inc. From 1991-1994, he was Vice President of Discovery Research at ImmuLogic Pharmaceutical Corp. Prior to his work at ImmuLogic, Dr. Fiddes served various executive roles at California Biotechnology, Inc., (now Scios, Inc.) from 1983-1991, where he was Deputy Director of Research from 1988-1991. Dr. Fiddes received his Bachelor of Science Degree in Molecular Biology from the University of Edinburgh, and his Doctorate Degree from King's College at Cambridge University in 1977. He did postdoctoral research as a Research Fellow at the University of California, San Francisco. Dr. Fiddes also serves on the board of directors for Asilomar Pharmaceuticals, Inc.

     DR. MILLER, elected to the Company's Board of Directors in May 1999, is the CEO of two investment companies: Capital Market Research and New Arc Investments, Inc. Capital Market Research performs contract research for professionals trading in futures and options on major exchanges and provides support and staff services to start-up companies engaged in research services. NewArc Investments, Inc. manages individual, partnership, and institutional investments. Dr. Miller, in conjunction with Mr. Ralph Katz, has also advised venture capital investors for the last five years. He is a principal in Katz-Miller Ventures, L.L.C., which provided financial consulting services to the Company in the past. See "Certain Relationships and Related Transactions." Dr. Miller holds a Ph.D. in Political Science (1975) from the University of Michigan. His academic background emphasizes public policy, administrative theory, economics and quantitative analysis.


     MR. MURRAY was appointed to the Board of Directors as of May 1, 2003. Mr. Murray is a senior executive with more than forty years in the securities industry. He recently retired as Senior Director of Prudential Securities, Inc. He remains a Director of Prudential-Bache (London) International Banking Groups. Prior to joining Prudential Securities, Inc. in 1991, Mr. Murray was Senior Executive Vice President and Director of Strategic Planning at Shearson Lehman Brothers. Mr. Murray has also held executive level positions with Hayden Stone, a predecessor firm of Shearson Lehman and Dominick and Dominick, a New York Stock Exchange firm. Mr. Murray received a B.A. degree from Bowdoin College and upon graduation served as an officer in the Air Wing of the U.S. Marine Corps.


     Mr. PALMER was appointed as Chief Financial Officer of the Company effective June 1, 2002. Mr. Palmer is a seasoned financial manager with over twenty years experience in providing executive level accounting and financial consulting services to corporations. From 1988 to 2000, Mr. Palmer was the Corporate Controller, Assistant Secretary and Assistant Treasurer for Wall Data, Inc., a publicly traded software development company. He assisted Wall Data in launching their 1993 Initial Public Offering, and was responsible for managing the incorporation and financial organization of their subsidiaries in several countries. Prior to his involvement with Wall Data, Mr. Palmer was employed at Price Waterhouse for over ten years, most recently as a senior audit manager. Mr. Palmer received his Bachelor of Science in Accounting from the University of Illinois in 1976.

     MRS. STEINER, was elected to the Board of Directors in December, 2000. Mrs. Steiner graduated Cum Laude from Smith College with a Bachelor of Arts Degree in 1967 and completed a Master of Arts Degree in Political Science from the University of Chicago in 1971. In 1981 she graduated from the University Of Washington School Of Law with a J.D., was a member of the Washington Law Review and received the Order of the Coif. In addition to her consulting practice, Ms. Steiner has served on various for-profit corporate and not-for-profit corporate boards in the Seattle area. Ms. Steiner is married to George Steiner, principal of The Paisley Group LLC, which provides consulting services to the Company. See "Certain Relationships and Related Transactions."

     Mr. SROUFE was appointed as Executive Vice President in June 2002. Mr. Sroufe is an experienced leader of biotechnology, computer software, and financial management companies. He is currently a Partner with the Websea Group, a business-consulting firm that he formed to assist technology companies in obtaining financing and developing strategic relationships. Prior to forming the Websea Group, Mr. Sroufe organized and operated an investment-oriented limited partnership and co-founded and chaired a financial management company that managed accounts for firms including Merrill Lynch, Credit Suisse First Boston, Solomon Smith Barney, Morgan Stanley Dean Witter, and Cargill. Mr. Sroufe is the former President of Ostex International Corporation, which is now a publicly traded biotechnology company. Mr. Sroufe managed the original start-up phase of Ostex International. As Chairman of the Board and Chief Executive Officer of ESCA Corporation from 1986 to 1990, Mr. Sroufe led the turnaround of the then 200-person software company, and negotiated its sale to a French conglomerate. He also served as Vice President and Chief Financial Officer for UNICO Properties from 1977 to 1983. Mr. Sroufe began his professional career as an auditor and consultant employed by Peat Marwick Mitchell. He obtained his B.A. in Economics in 1964 from the University of Washington.

     MR. WILDS was elected to the Board of Directors in December 2002. Mr. Wilds has held executive level positions with pharmaceutical and biotechnology companies during his 30 year health care management career. He is the President and Chief Executive Officer of Northwest Biotherapeutics, Inc., a position that he has held since February 1998. Prior to joining Northwest Biotherapeutics, Mr. Wilds was President and Chief Executive Officer of Shiloov Biotechnologies
(USA), Inc. from July 1997 to January 1998. From 1992 through 1996, Mr. Wilds was President and Chief Executive Officer of Adeza Biomedical Corporation, prior to which he served as the President and Chief Executive Officer of Medisense, Inc., President of Baxter's Chemotherapy Service, and President and Chief Operating Officer of Travenol-Genentech, Inc., a joint venture between Baxter International and Genentech, Inc. Mr. Wilds has also held other domestic and international senior management positions in the biomedical and biopharmaceutical fields and acted as a consultant to the biotechnology industry. Mr. Wilds holds a B.A. from California State University, Los Angeles and an MBA from Northwestern University.

(b)  Compliance with Section 16(a) of the Exchange Act

     The Company does not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Act"), and therefore no persons or entities holding the Company's securities or serving as Officers or Directors of the Company are subject to the reporting requirements of Section 16(a) of the Act.

Item 10.  Executive Compensation

                           SUMMARY COMPENSATION TABLE


                                                 Annual Compensation              Long-term
                                                 -------------------------      Compensation
                                                                                --------------
Name and position                     Year         Salary         Bonus          Securities
                                                                                 underlying
                                                                                   options
----------------------------------- ---------    ------------    ---------      --------------
R. Stephen Beatty
 President and CEO                      2002      $  202,000       None            100,000
                                        2001      $  139,000       None            180,000
                                        2000         $78,000      $10,468 (1)       80,000
Timothy Falla (2)
  Chief Scientific Officer              2002      $  175,174       None            100,000
                                        2001      $   94,174       None            100,000

(1) Represents the value of the Company's Common Stock on the date of grant times the number of shares granted for services rendered by Mr. Beatty. (2) Dr. Falla joined the Company in June 2001.


                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2002

                                                          Percent of
                                        Number of       total options
                                       securities         granted to
                                       underlying        employees in    Exercise  Expiration
Name and position                   options granted(1)  fiscal year      price       date
----------------------------------  -----------------   ---------------  --------- ------------
R. Stephen Beatty
                                                                                       Jul 29,
  President and CEO                      100,000            28.6%           $1.00         2012
Timothy Falla
                                                                                       Jul 29,
  Chief Scientific Officer               100,000            28.6%           $1.00         2012

(1) Options were granted to officers of the Company on August 1, 2002, 33.33 percent of the options will become exercisable on the first anniversary of the date of grant; thereafter options will become exercisable monthly at a rate of 2.78 percent. The exercise price of the options was equal to the per share price in the next equity financing, which was $1.00. The fair market value of the Company's Common Stock on the date of grant was $0.53.

       AGGREGATED OPTION/SAR EXERCISES IN YEAR ENDED DECEMBER 31, 2002 AND
                       OPTION VALUES AT DECEMBER 31, 2002

                             Number of unexercised                   Value of unexercised in-the-money
                          options at December 31, 2002                 options at December 31, 2002 (1)
                     --------------------------------------    ----------------------------------------------
Name                   Exercisable         Unexercisable           Exercisable             Unexercisable
-------------------- ----------------    ------------------    --------------------    ----------------------
R. Stephen Beatty            255,000               145,000           $ 7,200                    $ -
Timothy Falla                 75,000               125,000             $ -                      $ -

(1) Represents the aggregate fair market value on December 31, 2002 (based on the closing price of $.76 for the Company's Common Stock on the OTC- Bulletin Board on that date), of the shares of Common Stock subject to outstanding options, less the aggregate exercise price of the options.

Director Compensation

     The non-employee Directors of the Company receive warrants to purchase Common Stock for their service on the Board. In July 2001, the Board authorized the issuance of 15,000 warrants to purchase Common Stock of the Company to each Director, exercisable immediately, at an exercise price of $1.50 per share. The warrants are exercisable for a period of ten years. For subsequent service in 2002 and beyond, non-employee Directors are eligible for an additional 15,000

10-year fully exercisable warrants priced at the closing price of the Company's Common Stock on the last day of the year. The non-employee Directors of the Company have not received any cash compensation.

     Employment contracts and termination of employment and change-in-control arrangements

     As of December 31, 2002, the Company had the following employment contracts with executive officers:

     The Company entered into a two-year employment contract with R. Stephen Beatty as President and Chief Executive Officer, commencing July 1, 2001. Key contract terms include (1) the payment of an annual base salary equal to $200,000; (2) the extension of the date for exercising existing options to acquire 120,000 shares of the Company's stock to June 30, 2011; and (3) an option to purchase 180,000 shares of common stock at $1.50 per share which expires on June 30, 2011. Additionally, upon termination of the Employment Agreement by the Company without Cause (as defined in the Employment Agreement), the Company will pay to Mr. Beatty any unpaid annual base salary, any amount due but not paid under any Company incentive compensation plan, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of employment; and monthly severance payments equivalent to six (6) months base salary. On August 1, 2002, the Board voted to grant Mr. Beatty an additional option grant of 100,000 shares at the lower of $1.50 or the per share price in the next equity financing and to increase in his annual base salary to $232,500, effective on the first day of the month following receipt of at least $1.5 million of additional equity financing and a further increase in the annual base salary to $265,000 effective on the first day following receipt of a cumulative $3.0 million of equity financing.

     The Company also entered into a two-year employment agreement with Dr. Timothy Falla, as Chief Scientific Officer, commencing July 1, 2001. Contract terms include (1) the payment of an annual base salary equal to $175,000; and
(2) an option to purchase 100,000 shares of common stock at $1.50 per share which expires on June 30, 2011. Additionally, upon termination of the Employment Agreement by the Company without Cause (as defined in the Employment Agreement), the Company will pay to Dr. Falla any unpaid annual base salary, any amount due but not paid under any Company incentive compensation plan, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of employment; and monthly severance payments equivalent to six (6) months base salary. On August 30, 2002, the Board voted to grant Dr. Falla an additional option grant of 100,000 shares at the lower of $1.50 or the per share price in the next equity financing and to increase in the annual base salary to $187,500, effective on the first day of the month following receipt of at least $1.5 million of additional equity financing and a further increase in the annual base salary to $200,000 effective on the first day following receipt of a cumulative $3.0 million of equity financing.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      Number of securities
                                       Number of securities     Weighted-average       remaining available
                                         to be issued upon      exercise price of      for future issuance
                                            exercise of        outstanding options,        under equity
                                        outstanding options,   warrants and rights      compensation plans
                                        warrants and rights                           (excluding securities
                                                                                       reflected in column
                                                (a)                  (b)                        (c)
Plan category
-------------------------------------- ---------------------- ---------------------- ----------------------
Equity                                       1,133,000                $1.00                 4,267,000
compensation plans approved by
security holders
-------------------------------------- ---------------------- ---------------------- ----------------------
Equity
Compensation  plans not  approved  by        1,577,286                $1.47                     -
security holders (1)
-------------------------------------- ---------------------- ---------------------- ----------------------
Total                                        2,710,286                $1.27
-------------------------------------- ---------------------- ---------------------- ----------------------

(1) Consists of 232,500 shares issuable upon exercise of warrants granted to non-employee directors, 96,667 shares issuable upon exercise of warrants granted to members of the Company's Scientific Advisory Board, and 1,248,119 shares issuable upon exercise of warrants granted to Company consultants. Such warrants generally vest upon issuance and have a ten-year term. See "Director Compensation" above and "Certain Relationships and Related Transactions" below for additional information regarding these warrants.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth, as of March 31, 2003, the beneficial ownership of (i) each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock, (ii) by each Director of the Company, (iii) by the Chief Executive Officer, (iv) by the most highly compensated executive officer for the fiscal year ended December 31, 2002, other than the Chief Executive Officer, who were serving as an executive officer at December 31, 2002, and (v) by all of the Company's executive officers and directors as a group.

          Name and address of beneficial owner              Amount and nature of
                                                           beneficial ownership    Percent of
                                                                    (1)              class
     --------------------------------------------          ---------------------   ------------
     Ralph Katz                                                 1,071,059  (2)       12.19%
          440 S. LaSalle Dr., Suite 1615
          Chicago, IL  60605
     Frank Nickell                                                824,035  (3)        9.83%
          320 Park  Avenue, 24th Floor
          New York, NY  10022
     Keith Lanneau                                                436,831  (4)        5.26%
          2151 East Lakeshore Dr.
          Baton Rouge, LA  70808
     Carlyn Steiner                                               347,900  (6)        4.03%
     R. Stephen Beatty, President and Director                    347,387  (5)        4.06%
     Randall L-W Caudill                                          330,000  (7)        3.83%
     Jeffrey A. Miller, Director                                  529,987  (8)        6.21%
     Timothy Falla, Chief Scientific Officer                       75,000  (9)          *
     George A. Murray                                              22,500  (10)         *
     Daniel Wilds                                                  15,000  (11)         *
     John Fiddes                                                        -               *

     All directors and officers as a group (10                  1,682,235  (12)      17.52%
     persons)

* Less than 1%.

(1) Includes shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 31, 2003. Shares subject to an option are not deemed outstanding for purposes of computing the percentage ownership of any person other than the person holding the option.

(2) Includes 500,000 shares subject to warrants to purchase Common Stock exercisable within 60 days of March 31, 2003. Includes shares (equaling 280,000 shares) and warrants (equaling 200,000 warrants) to purchase Common Stock held by Katz-Miller Ventures LLC, in which Mr. Katz is a partner.

(3) Includes 100,000 shares subject to warrants to purchase Common Stock exercisable within 60 days of March 31, 2003.

(4) Includes 25,000 shares subject to warrants to purchase Common Stock exercisable within 60 days of March 31, 2003.

(5) Includes 25,000 shares subject to warrants to purchase Common Stock and 255,000 shares subject to options to purchase Common Stock exercisable within 60 days of March 31, 2003.

(6) Includes 300,000 shares beneficially owned by Mrs. Steiner's husband, George Steiner, as principal of The Paisley Group, LLC.

(7) Includes 250,000 shares beneficially owned by Dunsford Hill Capital Partners, Inc. Dr. Caudill is the owner of and controls Dunsford Hill Capital Partners, Inc.

(8) Includes 245,000 shares subject to warrants to purchase Common Stock exercisable within 60 days of March 31, 2003. Includes shares (equaling 200,000 shares) and warrants (equaling 200,000 warrants) to purchase Common Stock held by Katz-Miller Ventures LLC, in which Mr. Miller is a partner

(9) Consists of 75,000 shares subject to options to purchase Common Stock exercisable within 60 days of March 31, 2003.

(10) Consists of 22,500 shares subject to warrants to purchase Common Stock exercisable within 60 days of March 31, 2003.

(11) Consists of 15,000 shares subject to warrants to purchase Common Stock exercisable within 60 days of March 31, 2003.

(12) Includes 957,500 shares subject to warrants to purchase Common Stock and 330,000 shares subject to options to purchase Common Stock exercisable within 60 days of March 31, 2003.


Item 12. Certain Relationships and Related Transactions

     The Company has entered into certain contractual agreements with the following parties:

(a) With University of British Columbia

     The Company entered into a License Agreement ("License") with the University of British Columbia ("UBC") commencing October 1, 2001 whereby UBC granted to the Company an exclusive worldwide License to use and sublicense certain defined "Technology" and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. Dr. Hancock, a member of the Company's Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The License extends to the Company's affiliates. In exchange for the exclusive, worldwide License, the Company agreed to pay UBC a royalty comprised of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000, $20,000 and $25,000 beginning with the 5th, 6th, 7th and all subsequent anniversaries of the Commencement Date of the License Agreement respectively. Additionally, the Company agreed to issue to UBC or its nominee, 97,500 shares of the Company's common stock and options to purchase up to 152,500 shares of common stock at the exercise price of US $1.50 per share. The options have a term of ten years.

(b) With Katz- Miller Ventures, LLC

     Katz-Miller Ventures, LLC ("Katz-Miller") is a former consultant to the Company. The principal partners of Katz Miller are Ralph Katz and Jeffrey Miller. Mr. Katz is a former director of the Company and Mr. Miller is a current director of the Company. The Company first entered into a consulting agreement with Katz-Miller on October 1, 1999. In May 2001, the Company entered into an Amended and Restated Consulting Agreement with Katz-Miller. The Amended and Restated Consulting Agreement modifies the terms of compensation for services rendered under the prior agreement by providing for a cash payment of $80,000, a short term loan of $80,000, and issuance of warrants to purchase shares of common stock as follows: 1) 50,000 at $1.50; 2) 50,000 at $3.00; 3) 50,000 at
$4.50 and 4) 50,000 at $6.00. All warrants vested upon issuance and will expire on June 30, 2011. As of this date, the Company has paid Katz-Miller $80,000 and issued Katz-Miller 280,000 shares of its common stock and 200,000 warrants as described above. See also Certain Relationships and Related Transactions - Ralph Katz, below.

(c) With Dunsford Hill Capital Partners, Inc.

     Dunsford Hill Capital Partners, Inc. ("Dunsford Hill") is owned and controlled by Randall L-W. Caudill, Ph.D. Dr. Caudill also serves as a Director of the Company. Dunsford Hill provides consulting services to the Company on strategic, management and financial issues. The Company first entered into a Consulting Agreement with Dunsford Hill in October, 2000. The original consulting agreement has been amended and extended by subsequent agreements which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement ("Amended Agreement") with Dunsford Hill, the Company agreed to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to cash payments totaling $72,000 payable in installments and warrants to purchase an aggregate of 50,000 shares of common stock at the lower of $1.50 or the price of the next equity financing. As of this date, the Company has issued to Dunsford Hill warrants to purchase 250,000 shares of common stock.

(d) With Paisley Group, LLC

     George M. Steiner is the principal of the Paisley Group, LLC and his spouse, Carlyn J. Steiner, is a Director of the Company. The Paisley Group has provided the Company with financial consulting services including consulting in conjunction with the 2001 Private Placement. The Company first entered into a Consulting Agreement with the Paisley Group. in October, 2000. The original consulting agreement has been amended and extended by subsequent agreements which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement ("Amended Agreement") with the Paisley Group, the Company agreed to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to cash payments totaling $72,000 payable in installments and warrants to purchase an aggregate of 100,000 shares of common stock at the lower of $1.50 or the price of the next equity financing. As of this date, the Company has issued to the Paisley Group warrants to purchase 300,000 shares of common stock.

(e) With Robert E.W. Hancock, Ph.D.

         On June 18, 2001, the Company entered into a Consulting Agreement with Dr. Robert E.W. Hancock, Ph.D. Dr. Hancock has been engaged to serve as a member of the Company's Scientific Advisory Board ("SAB") for a period of three years as an expert consultant in the area of antimicrobial peptides. Additionally, Dr. Hancock was engaged to assist the Company in its efforts to license certain intellectual property from the University of British Columbia ("UBC"). Dr. Hancock is the lead investigator and inventor of the UBC patents and patent applications. The Company entered into a license agreement with UBC in October 2001. Dr. Hancock's Consulting Agreement generally provides for compensation in cash and in the form of warrants as follows: 1) For each year of service on the

SAB, the Company will grant a warrant to purchase 10,000 shares of common stock with a purchase price based on the fair market value of the company's stock and a ten year term, and 2) upon execution of the license agreement with UBC, the Company agreed to grant warrants to purchase up to 250,000 shares of common stock at a purchase price of $1.50 with a ten year term. These warrants vest in six equal installments every six months after the grant date.

(f)  With Keith P. Lanneau

     In the last two years, the Company has entered into several agreements with Keith Lanneau, the Company's founder and former Chairman of the Board. In September, 1999, the Company and Mr. Lanneau entered into an Agreement to Restructure Debt whereby Mr. Lanneau agreed to restructure certain debt owed him by the Company. Under the Agreement to Restructure Debt, Mr. Lanneau agreed to cancel a $462,218 convertible promissory note payable upon demand, and to accept substitution therefore of three (3) promissory notes totaling $489,462 in the aggregate, each in the principal amount of $163,154, with maturities of one, two, and three years respectively. As of December 31, 2002, the Company has paid off principal and accrued interest on all three notes.

     Mr. Lanneau continues to provide technical consulting services to the Company pursuant to a Consulting Agreement dated December 29, 2000. Pursuant to the Consulting Agreement, Mr. Lanneau receives a monthly retainer of $5,000.

(g)  With Ralph Katz

     Ralph Katz is a former director who has previously provided financial consulting services to the company as a member of Katz-Miller Ventures, LLC. Mr. Katz stepped down from the Board of Directors in May 2002, but continues to provide consulting services to the Company pursuant to a Consulting Agreement dated October 1, 2002. Under the Consulting Agreement, Mr. Katz received warrants to purchase an aggregate of 100,000 shares of common stock at $1.00 per share. The warrants have a ten year term.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

    Exhibit                           Description and Location
      No.
-------------     --------------------------------------------------------------
Plan of acquisition or  reorganization
    2.1 Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference from Exhibit 2 to the Company's Form 10-KSB for the year ended December 31, 2000)

Articles of Incorporation and Bylaws

   3.1           Certificate  of Ownership and Merger of Helix  BioMedix,  Inc.
                 a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation

   3.2           Certificate  of  Incorporation  of Helix  BioMedix,  Inc.
                 (incorporated by reference from Exhibit 3-a to the Company's Form 10-KSB for the year ended December 31, 2000)

   3.3           Certificate of Amendment of Helix BioMedix, Inc.

   3.4 Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company's Form 10-KSB for the year ended December 31, 2000)

Executive Compensation Plans and Agreements

   10.1 R. Stephen Beatty Employment Agreement dated July 1, 2001 (incorporated by reference from Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 2001)

   10.2 Elizabeth L. Scheer Employment Agreement dated July 1, 2001 (incorporated by reference from Exhibit 10.2 to the Company's Form 10-KSB for the year ended December 31, 2001)

   10.3 Separation and Release Agreement dated June 3, 2002 between the Company and Elizabeth L. Scheer

   10.4 Tim Falla Employment Agreement dated June 15, 2001 (incorporated by reference from Exhibit 10.3 to the Company's Form 10-KSB for the year ended December 31, 2001)

   10.5          Helix BioMedix, Inc. Amended and Restated 2000 Stock Option
                 Plan

   10.6 Warrant Agreement between Helix BioMedix, Inc. and Ralph Katz, Director. The Company has entered into substantially identical agreements with its other non-employee directors.


Other Material Contracts

   10.7          Agreement to  Restructure  Debt between the Company and Keith
                 P. Lanneau (incorporated by reference from Exhibit 10-c to the Company's Form 10-KSB for the year ended December 31,
                 2000).

   10.8 Consulting Agreement with Keith P. Lanneau (incorporated by reference from Exhibit 10 to the Company's Form 10-KSB for the year ended December 31, 2000).

   10.9 TPI Licensing Agreement dated September 5, 2001 (incorporated by reference from Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 2001).

   10.10 University of British Columbia License Agreement dated October 1, 2001 (incorporated by reference from Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 2001).

   10.11 Amended and Restated Consulting Agreement with Katz Miller Ventures, LLC dated October 1, 1999 (incorporated by reference from Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 2001).

   10.12 Amended and Restated Consulting Agreement with Dunsford Hill Capital Partners dated May 30, 2001 (incorporated by reference from Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 2001).

   10.13 Second Amended and Restated Consulting Agreement with Dunsford Hill Capital Partners dated August 15, 2002

   10.14 Amended and Restated Consulting Agreement with the Paisley Group, LLC dated May 30, 2001 (incorporated by reference from
                 Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 2001)

   10.15 Second Amended and Restated Consulting Agreement with the Paisley Group, LLC dated August 15, 2002

   10.16 Hancock Consulting Agreement dated June 18, 2001 (incorporated by reference from Exhibit 10.9 to the Company's Form 10-KSB for the year ended December 31, 2001)

   10.17 Beatty Finance, Inc. Amended and Restated Administrative Services, Financial Management and Office Sharing Agreement dated May, 2001 (incorporated by reference from Exhibit 10.10 to the Company's Form 10-KSB for the year ended December 31,
                 2001)

   10.18 Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001
                (incorporated  by reference from Exhibit 10.11 to the Company's
                 Form 10-KSB for the year ended December 31, 2001)

   10.19         Consulting Agreement with Ralph Katz dated October 1, 2002
                 Certifications

   99.1 Certification of R. Stephen Beatty, Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

   99.2 Certification of Kerry Palmer, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


(b)  Reports on Form 8-K

     On October 3, 2002, the Company filed a current report on Form 8-K concerning the signing of a research use license agreement with E.I. du Pont de Nemours and Company.

     On October 31, 2002, the Company filed a current report on Form 8-K concerning the signing of a letter of intent with Nu Skin International, Inc.

     On November 25, 2002, the Company filed a current report on Form 8-K concerning the change in the Company's certifying accountant from Comiskey & Co., P.C. to KPMG LLP.

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


                                   Registrant: HELIX BIOMEDIX, INC.


Date:  April 30, 2003              By:  /s/ R. STEPHEN BEATTY
                                       ----------------------------
                                       R. Stephen Beatty
                                       President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, R. Stephen Beatty, certify that:

1. I have reviewed this Amendment No. 2 to the annual report on Form 10-KSB of Helix BioMedix, Inc.;

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

Date: April 30, 2003

                                           /s/ R. STEPHEN BEATTY
                                          ---------------- ---------------------
                                           R. Stephen Beatty
                                           President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, Kerry D. Palmer, certify that:

1. I have reviewed this Amendment No. 2 to the annual report on Form 10-KSB of Helix BioMedix, Inc.;

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

Date: April 30, 2003

                                                         /s/ KERRY D. PALMER
                                                         -----------------------
                                                         Kerry D. Palmer
                                                         Chief Financial Officer