Form 10QSB
period 2003-03-31
HELIX BIOMEDIX INC
filed 2003-05-20
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

             ___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________.

                         Commission File No. 33-20897-D
                                             ----------

                              HELIX BIOMEDIX, INC.
                              --------------------


           Delaware                                               91-2099117
-------------------------------                               ----------------
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

The number of shares outstanding of Registrant's common stock, par value $0.001 per share at May 13, 2003 was 11,899,230 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                               HELIX BIOMEDIX, INC
                                   FORM 10-QSB


                                TABLE OF CONTENTS

                                                                       Page
PART I      FINANCIAL INFORMATION........................................2
  Item 1.   Financial Statements(unaudited)..............................2
  Item 2.   Management's Discussion and Analysis or Plan of Operation....2
  Item 3.   Controls and Procedures......................................6

PART II     OTHER INFORMATION............................................7
  Item 1.   Legal Proceedings............................................7
  Item 2.   Changes in Securities........................................7
  Item 3.   Defaults Upon Senior Securities..............................7
  Item 4.   Submission of Matters to a Vote of Security Holders..........7
  Item 5.   Other Information............................................7
  Item 6.   Exhibits and Reports on Form 8-K.............................7
            Signatures...................................................8
            Certifications...............................................9

Balance Sheet as of March 31, 2003 and December 31, 2002................F-1
Statements of Operations for the period from inception
  (November 7, 1988) to March 31, 2003 and for the three months ended March 31, 2003 and 2002.........................................F-2
Statements of Cash Flows for the period from inception
  (November 7, 1988) to March 31, 2003 and for the three months ended March 31, 2003 and 2002.........................................F-3
Notes to Financial Statements...........................................F-4

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited financial statements are filed as part of this Report:


                                                   Page
                                                   ----
Balance Sheet as of March 31, 2003 and
  December 31, 2002.............................   F-1

Statements of Operations for the period from
  Inception (November 7, 1988) to March 31, 2003
  and for the three months ended March 31, 2003
  and 2002......................................   F-2

Statements of Cash Flows for the period from
  Inception (November 7, 1988) to March 31, 2003
  and for the three months ended March 31, 2003
  and 2002......................................   F-3

Notes to Financial Statements...................   F-4

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                                           March 31,     December 31,
                                                             2003            2002
                                                         ------------    ------------
      ASSETS
    CURRENT ASSETS
  Cash                                                   $  1,748,201    $  1,031,345
  Accounts receivable                                          20,000          20,000
  Prepaid expenses and other current assets                    39,336          47,822
                                                         ------------    ------------
    Total current assets                                    1,807,537       1,099,167

PROPERTY AND EQUIPMENT
  Machinery and equipment                                     440,680         439,246
  Furniture and fixtures                                       15,874          11,874
  Leasehold improvements                                       28,216          28,216
                                                         ------------    ------------
                                                              484,770         479,336
    Less: accumulated depreciation                            (71,487)        (59,087)
                                                         ------------    ------------
                                                              413,283         420,249
OTHER ASSETS
  Deposits and long-term prepaids                              29,892          30,085
  Antimicrobial technology (net)                               66,362          73,462
  Licensing agreement (net)                                    57,796          57,796
  Patents pending and approved (net)                          540,015         499,266
                                                         ------------    ------------
                                                              694,065         660,609
                                                         ------------    ------------
    Total assets                                         $  2,914,885    $  2,180,025
                                                         ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                       $     81,434    $     37,308
  Other accrued expenses                                      321,394         334,861
                                                         ------------    ------------
    Total current liabilities                                 402,828         372,169
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 25,000,000 shares
    authorized ; no shares issued or
    outstanding                                                  --              --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 12,244,230 shares outstanding at
    March 31, 2003;  10,036,376 shares
    outstanding at December 31, 2002                           12,244          10,037
  Additional paid-in capital                               14,861,033      12,655,386
  Less stock subscriptions receivable                      (1,008,354)       (135,000)
  Deficit accumulated during the development stage        (11,352,866)    (10,722,567)
                                                         ------------    ------------
                                                            2,512,057       1,807,856
                                                         ------------    ------------
    Total liabilities
    and stockholders' equity                             $  2,914,885    $  2,180,025
                                                         ============    ============

    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Period from Inception (November 7, 1988) to March 31, 2003 and the three months ended March 31, 2003 and 2002
                                   (unaudited)

                                           Inception
                                       (November 7, 1988) Three months
                                          to March 31,    ended March 31,
                                             2003            2003             2002
                                          ------------    ------------    ------------
                                                                           (restated)

REVENUES                                  $     91,784    $      2,284    $       --
                                          ------------    ------------    ------------
OPERATING EXPENSES
     Research and development                3,127,027         190,619         139,394
     Depreciation and amortization             389,598          29,700          21,944
     Accounting, legal and professional      1,361,336          57,937          51,131
     Consulting fees                         2,508,303          94,574         137,500
     Other general and administrative        2,735,256         261,947         196,410
                                          ------------    ------------    ------------
        Total operating expenses            10,121,520         634,777         546,379
                                          ------------    ------------    ------------
LOSS FROM OPERATIONS                       (10,029,736)       (632,493)       (546,379)

OTHER (INCOME) EXPENSE
     Gain on settlement of lawsuit             (48,574)           --              --
     Interest income                           (87,738)         (2,194)         (1,470)
     Interest expense                        1,459,442            --           146,377
                                          ------------    ------------    ------------
                                             1,323,130          (2,194)        144,907
                                          ------------    ------------    ------------
NET LOSS                                  $(11,352,866)   $   (630,299)   $   (691,286)
                                          ============    ============    ============
BASIC AND DILUTED NET LOSS PER SHARE
                                          $      (5.44)   $      (0.06)   $      (0.13)

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                   2,088,121      10,606,304       5,144,696

    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Period from Inception (November 7, 1988) to March 31, 2003 and the three months ended March 31, 2003 and 2002
                                   (unaudited)


                                                         Inception
                                                     (November 7, 1988) Three months
                                                         to March 31,  ended March 31,
                                                           2003            2003             2002
                                                        ------------    ------------    ------------
                                                                                         (restated)
Cash Flows from Operating Activities
Net Loss                                                $(11,352,866)   $   (630,299)   $   (691,286)
Adjustments to reconcile net loss
 to net cash used for operating activities:
   Depreciation and amortization                             389,598          29,700          21,944
Amortization of debt discount                                728,552            --           109,872
Stock based compensation costs                             2,550,250            --           122,500
Interest expense converted to common stock                   231,180            --              --
   Research & Development                                     53,000            --              --
    (Increase) in operating assets:
       Accounts receivable                                   (20,000)           --              --
       Prepaid expenses                                      (33,326)          8,486          (4,304)
       Other assets                                          (97,283)            193            (375)
    Increase in operating liabilities:
       Accounts payable - related party                      341,602            --             2,834
       Other accounts payable                                 83,768          44,126           6,791
       Payroll taxes payable                                   1,675            --               999
       Other accrued expenses                                 95,260         (13,467)         33,241
                                                        ------------    ------------    ------------
    Net cash used for operating activities                (7,028,590)       (561,261)       (397,784)
                                                        ------------    ------------    ------------
Cash Flows from Investing Activities
    Investment in Helix Delaware                                 (10)           --              --
    Purchase of property and equipment                      (260,312)         (5,434)         (7,444)
    Patents                                                 (515,702)        (50,949)         (5,934)
                                                        ------------    ------------    ------------
    Net cash used for investing activities                  (776,024)        (56,383)        (13,378)
                                                        ------------    ------------    ------------
Cash Flows from Financing Activities
    Cash received in reverse acquisition                     634,497            --              --
    Notes payable                                          3,089,894         820,000
    Notes payable - related party                            379,579            --              --
    Payment of notes payable - related party                (163,154)           --              --
    Issuance of stock for cash                             4,644,180       1,199,500            --
    Collection of stock subscription receivable              135,000         135,000            --
    Issuance of debt subsequently converted to stock         832,819            --           820,000
                                                        ------------    ------------    ------------
    Net cash provided by financing activities              9,552,815       1,334,500         820,000

Net increase in cash                                       1,748,201         716,856         408,838
Cash at beginning of period                                     --         1,031,345         401,045
                                                        ------------    ------------    ------------
Cash at end of period                                   $  1,748,201    $  1,748,201    $    809,883
                                                        ============    ============    ============

Supplemental Cash Flow Information

    Stock issued to acquire patents                     $     66,486    $       --      $       --
    Debt issued to acquire technology                   $    200,000    $       --      $       --
    Bridge loans outstanding at acquisition             $    200,000    $       --      $       --
    Patent costs included in accounts payable           $     99,859    $       --      $       --
    Accounts payable converted to notes                 $    704,559    $       --      $       --
    Accrued interest rolled into notes                  $    403,463    $       --      $       --
    Notes converted to equity                           $  4,722,048    $       --      $       --
    Accrued interest converted to equity                $    231,180    $       --      $       --
    Detachable warrants issued with notes payable       $    728,552    $       --      $       --
    Isssuance of stock for services provided            $     14,400    $       --      $       --
    Purchase of property included in accrued expenses   $    224,458    $       --      $       --
    Stock subscriptions receivable                      $  1,022,500    $  1,022,500    $       --
    Cash paid for interest                              $    105,430    $       --      $      3,263
    Cash paid for taxes                                 $       --      $       --      $       --

    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)



1.   Business
-------------

     Helix BioMedix, Inc. ("Helix BioMedix" or the "Company") is an early-stage biotechnology company whose mission is to become the industry leader in developing and commercializing bioactive peptides (small proteins). The antimicrobial and wound healing properties of the Company's proprietary molecules qualify them for inclusion in a wide range of both pharmaceutical and consumer products. Consumer product applications currently being pursued by the Company include skin-care products, biocides, and plant protection. The Company's peptides also show promise for the development of wound-healing agents, and treatments for sexually-transmitted diseases, cystic fibrosis lung infections, and topical skin infections.

     The Company is a product development company organized to derive revenue from licensing its peptide-based technology to partners with sales, marketing, and/or manufacturing expertise. The Company has no plans to enter large-scale manufacturing, or to develop the national/international sales, marketing, and distribution capabilities typical of those maintained by large pharmaceutical and consumer products companies.

     The Company is subject to risks and uncertainties common to small biotech companies, including competition from larger, well-capitalized entities, patent protection issues, availability of funding and government regulations. A more complete list of the Company's risks and uncertainties is presented in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2.   Basis of Presentation
--------------------------

     The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission regulations. These financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. This interim financial information should be read in conjunction with the Company's audited financial statements contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

     In the opinion of management, the accompanying unaudited balance sheet as of March 31, 2003 and December 31, 2002 the unaudited statements of operations and of cash flows for the period from inception (November 7, 1988) to March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 include all adjustments necessary in order to make the financial statements not misleading

     Interim results are not necessarily indicative of results for a full year.

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

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


     Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, "Accounting for Stock Based Compensation," its net loss and net loss per share would have been the pro forma amounts indicated below:

                                                              Three months
                                                             ended March 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
                                                                     (restated)
                 Net loss
     As reported                                           $630,299   $691,286
     Add: Stock-based employee compensation
             expense included in reported net loss             --         --
     Deduct:  Stock-based employee compensation
     determined
            under fair value based method for all awards     44,518     64,750

                                                           --------   --------
     Pro forma net loss                                    $674,817   $756,036
                                                           --------   --------
Net loss per share
     As reported                                           $   0.06   $   0.13
                                                           --------   --------
     Pro forma net loss                                    $   0.06   $   0.15
                                                           --------   --------

No stock options were granted in either Q1 2003 or Q1 2002.

The calculation of weighted average number of shares outstanding for Q1 2003 excludes 1,133,000 options and 6,675,262 warrants as the effect on the net loss per share is antidilutive.



3.   Restatement of 2002 Quarterly Information
----------------------------------------------

     During Q4 2002, the Company recorded the following non-cash adjustments which resulted in the restatement of previously reported information for 2002 to properly account for convertible notes payable and warrants issued to non-employees under Emerging Issues Task Force (EITF) Consensus No. 96-18.:

1. To increase stock compensation for warrants granted
      to non-employees for services rendered to the company          $143,747

2. To decrease interest expense related to convertible notes
      payable for adjustments to debt discount                       ($7,358)

4.   Financing
--------------

     During Q1 2003, the Company raised $2,207,854 from the sale and issuance of its common stock equity financing at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investment. The warrants have an exercise price of $1.00 per share and a ten-year term. The warrants were accounted for as a component of equity. A total of $1,008,354 of the proceeds was not collected as of
     March 31, 2003 and accordingly is recorded as stock subscriptions receivable in the accompanying balance sheet. Of this amount, $802,500 was collected as of May 15, 2003.

     Management believes that its existing cash resources are sufficient to meet its requirements for the next twelve months. However, if the Company does not generate material revenue in 2003 or early 2004, it will be required to raise additional funds to finance operations in 2004.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)



5.   Shares Outstanding
-----------------------

Shares issued and outstanding at March 31, 2003 total 8,286,836 shares. The Company considers all shares remaining to be issued from the conversion of notes payable and related accrued interest, 235,394 shares, plus remaining shares to be issued from equity sales in 2003 and 2002, 2,207,854 and 1,500,000 shares, respectively, or 12,244,230 shares in total, to be outstanding for accounting purposes.

6.   Recent Accounting Pronouncements
-------------------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS will become effective for the Company at the beginning of fiscal 2003. SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial statements.

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

7.   Reclassifications
----------------------

     Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. Such changes have no effect on prior reported net loss.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Statements made in this filing that are not historical facts are forward-looking statements that involve risks and uncertainties. Such forward-looking statements reflect the current view of Helix BioMedix, Inc. (the "Company") with respect to future events and financial performance. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from the description contained in any forward-looking statement due to a number of factors, which include, but are not limited to, the following: the development stage nature of the Company, the Company's limited operating history and history of net losses and little or no revenue, the Company's need to rely on third parties to generate commercially viable products, the Company's reliance on third parties to manufacture and market any such products and the Company's need for additional capital. Additional information on these and other factors that could affect the Company's financial results is set forth below and in the Company's most recent Form 10-KSB filed with the Securities and Exchange Commission Finally, there may be other factors not mentioned above or included in the Company's SEC filings that may cause actual results to differ materially from descriptions contained in any forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update any forward-looking statements as a result of new information, future events or developments, except as may be legally required.

                                    Overview

     Helix BioMedix, Inc. ("Helix BioMedix" or the "Company") is an early-stage biotechnology company whose mission is to become the industry leader in developing and commercializing bioactive peptides (small proteins). The exceptional antimicrobial and wound healing properties of these proprietary molecules qualify them for inclusion in a wide range of both pharmaceutical and consumer products. Consumer product applications currently being pursued by the Company include skin-care products, biocides, and plant protection. The Company's peptides also show promise for the development of wound-healing agents, and treatments for sexually-transmitted diseases, cystic fibrosis lung infections, and topical skin infections.

     The Company is a product development company organized to derive revenue from licensing its peptide-based technology to partners with sales, marketing, and/or manufacturing expertise. The Company has no plans to enter large-scale manufacturing, or to develop the national/international sales, marketing, and distribution capabilities typical of those maintained by large pharmaceutical and consumer products companies.

     Company management assigns top priority to those projects and initiatives that promise early "time-to-revenue", which may differ materially from a product's "time-to-market," with the intention of generating near-term licensing fees and/or milestone payments. Helix BioMedix does not plan to fund or manage the clinical trials mandated by the U.S. Food and Drug Administration (the "FDA") that will be required for certain drug candidates which integrate the Company's peptides. The Company's business model dictates the out-licensing of all pharmaceutical applications to larger and better financed partners approximately six (6) months prior to the initiation of the FDA trials.

     The Company's synthetic peptides are essentially "designer molecules" based upon peptides found naturally in the immune systems of many life forms including humans and other mammals, amphibians, and insects. Both the naturally-occurring peptides and the Company's synthetic peptides perform two major functions for their host. First, when invading bacteria or other disease-causing pathogens challenge the immune system, these peptides puncture or disrupt the cell membrane of the invader, thereby causing it to disintegrate and die. Second, when the host is wounded, these peptides facilitate healing by signaling the immune system to up-regulate critical components of the wound healing process. These two unique mechanisms-of-action offer the prospect of generating an entirely new category of pharmaceutical agents in addition to providing important functional enhancements for many non-pharmaceutical products. All Company applications are based on one of these two mechanisms-of-action.

     The key asset supporting the Company's licensing initiatives is its intellectual property consisting of composition-of-matter and use patents covering an extensive library of peptides. The Company currently holds more than 35 patents in the United States, Canada, Europe, Japan, Korea, and Australia. These patents cover six classes of peptides, comprising more than 100,000 individual peptide sequences.

     During Q1 2003, the Company began receiving royalty revenues from the licensure of a Company peptide to Nu Skin Enterprises, Inc. for use in their over-the-counter anti-acne product. This was the result of the Company's aggressive solicitation of prospective commercial partners and licensing opportunities which began in 2002. Presently, six large publicly-held companies are conducting tests in their own laboratories to evaluate the licensing of certain Company peptides for use in high-volume, value-added products.

     The Company was originally incorporated in Colorado on February 2, 1988, and was headquartered in Louisiana until October 2001. Helix BioMedix was reincorporated in the state of Delaware as of December 29, 2000 and its corporate offices were relocated to the Seattle area in October 2001 in order to allow consolidation of the in-house scientific testing and peptide synthesis essential to support the Company's commercial licensing initiatives.

                   Recent Research and Development Activities

     The Company's primary commercial objective is to license the rights to use specific proprietary peptides in a distinct field of application (e.g., skin care, biocides, etc.). The Helix BioMedix scientific team is charged with the responsibility of identifying its more valuable commercial opportunities by demonstrating the in vivo efficacy of the Company's peptides. The Helix BioMedix management believes that the in-house advancement of these selected applications will enable the Company to obtain a premium fee structure for the associated licenses, as these applications will be more fully developed with greater levels of supporting research/data, and will consequently carry a lower level of risk for the licensee. Commercial opportunities that do not fulfill this criterion are expected to be out-licensed as soon as possible.

     Helix BioMedix management classifies all of its research and development into two categories: Group 1 (Non-core Opportunities) and Group 2 (Core Opportunities).

o Group 1 comprises those applications that are best pursued in the near term by larger, industry-specific partners. The Company will seek to out-license or sell product development rights for these non-core applications at the earliest opportunity. Group 1 opportunities include cosmetics/cosmeceuticals, biocides, agricultural applications, and certain pharmaceutical initiatives such as anti-cancer and anti-parasitic therapeutics. Group 1 activity/advances during Q1 2003 included the following:

     - Human efficacy and acceptability testing was initiated for the Company's anti-acne skin care product candidate.

     - In vitro identification of lead peptides for use as biocides and in plant protection. Characterization of these properties is ongoing.

     - The Company has continued to work with its potential manufacturing partners to reduce the cost of manufacturing peptides, thereby qualifying these peptides for cost-effective, near-term inclusion in high volume consumer product applications.

o Group 2 comprises those applications that can profitably be advanced further by the Company. Helix BioMedix will seek to develop these product initiatives more fully with in-house resources prior to seeking a commercial partner. Group 2 opportunities include broad-spectrum antibiotics, therapies relating to cystic fibrosis, treatments for sexually-transmitted diseases, topical skin infections, and wound-healing therapies. Group 2 advances/activity during Q1 2003 included the following:

     - Efficacy testing in a (non-GLP) pig wound-healing model was commenced at Charles River Laboratories.

     - Efficacy of the product candidate in a mouse model was demonstrated by 0.01% HB107 gel, and acute toxicity testing demonstrated this peptide to be safe at concentrations over 100 times the therapeutic dose.

     - Lead peptides in the Company's cystic fibrosis and topical antibiotic programs demonstrated efficacy in their first round of pre-clinical testing including significant reduction in lung and wound bioburden.

     - Peptides with the potential for treating and preventing sexually-transmitted disease and vaginitis were identified by in vitro screening in the Company laboratory. These peptides are now entering pre-clinical testing in the appropriate animal models in a gel formulation.

                              Results of Operations

Revenues approximated $2,300 in Q1 2003, from royalties from a license with NuSkin Enterprises. No revenues were recorded during Q1 2002.

Since the Company has not earned a material amount of revenues, it is still considered to be a development stage company and its revenues are expected to continue to be significantly less than its expenses for the foreseeable future.

Total operating expenses in Q1 2003 approximated $635,000 compared to total operating expenses of $546,000 during Q1 of 2002, representing an increase of approximately $90,000 or 27%.

Research and development expenses approximated $191,000 in Q1 2003 compared to $139,000 in Q1 2002, representing an increase of $52,000 or 37%. The higher level of expenditures resulted primarily from increases in compensation, an increase in headcount and increased expenses for peptide synthesis.

Depreciation and amortization expenses totaled approximately $30,000 in Q1 of 2003 compared to $22,000 in Q1 of 2002, representing an increase of $8,000 or 36%. The higher level of expenditure is due to acquisition of tangible and intangible assets during 2002 and early 2003, particularly the addition of a mass spectrometer in late 2002.

Accounting, legal and professional expenses were approximately $58,000 in Q1 of 2003 compared to $51,000 in Q1 of 2002. This increase of $7,000, or 14%, was not significant.

Consulting fees approximated $95,000 in Q1 of 2003 compared to $138,000 in 2002. Consulting fees for Q1 of 2002 were restated during Q4 of 2002 from $15,000 to approximately $138,000. The decrease of $43,000, or 31%, from the restated balance in Q1 of 2002 to Q1 of 2003 was due to a reduction in stock-based compensation relating to warrants issued to third parties for consulting services, partially offset by an increase in consulting fees granted to certain strategic financial consultants.

Other general and administrative expenses totaled approximately $262,000 and $196,000 in Q1 of 2003 and 2002, respectively. The increase of $66,000, or 34%, resulted from increases in compensation relating to the hiring of the Company's Executive Vice President and Chief Financial Officer in June 2002, and increases in insurance costs, contract labor for temporary administrative services, and taxes and licenses.

Interest expense for Q1 of 2002, restated as explained in Note 3 to the Financial Statements, totaled $146,000; there was no interest expense in Q1 of 2003. The Company's notes payable to a related party were repaid and its convertible notes payable were converted to equity in December 2002.

Interest income was $2,200 in Q1 of 2003, up $700, or 46%, from $1,500 earned in Q1 of 2002. The increase was due to higher average cash balances during 2003 compared to the prior year period.

The net loss in Q1 of 2003 totaled $630,000, or $0.6 per share, compared to a net loss of $691,000, or $0.13, during Q1 of 2002. The 2002 Q1 amounts were restated during Q4 of 2002. The cumulative net loss from inception (November 7, 1988) to March 31, 2003 totals approximately $11,353,000, or $5.44 per share.

                               Financial Condition

The Company's cash balance was $1,748,000 at March 31, 2003, representing an increase of $717,000, or 70% from the December 31, 2002 total of $1,031,000. The increase is primarily due to the receipt of proceeds from equity financing reduced by cash used in operations during Q1 of 2003 of $561,000. During Q1 of 2003, the Company recorded gross proceeds approximating $2,208,000 from the sale of approximately 2,208,000 shares. Approximately $1,008,000 of the financing was not received during the quarter and is recorded as stock subscriptions receivable in the accompanying March 31, 2003 balance sheet. Approximately $802,000 of these receivables was collected by May 13, 2003.

Management believes that its cash resources are sufficient to meet its requirements for the next twelve months. However, if the Company does not begin to generate material revenue in 2003 or early 2004, it will be required to raise additional funds to finance operations in 2004.

Investing activities during Q1 2003 consisted of a minor amount of property and equipment additions and approximately $51,000 of payments for intangible assets during this period.

                         Off-balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements, except for the Company's office lease agreement.

Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There were no significant changes to the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     During Q1 2003, the Company continued to raise capital through the sales and issuance of shares of its common stock in accordance with Regulation D under Section 4(2) of the Securities Act of 1933. The Company recorded gross proceeds in the amount of $2,207,854 during Q1 2003 at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investment. The exercise price of the warrants equals $1.00 per share. Approximately $1,200,000 of the new equity financing was received in cash during the quarter; the remaining $1,008,000 is recorded as stock subscriptions receivable in the accompanying March 31, 2003 balance sheet. Approximately $802,000 of these receivables was collected as of May 13, 2003. During Q1 2003, the Company also collected $135,000 of stock subscription receivables that were outstanding as of December 31, 2002.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Kerry Palmer Employment Agreement dated February 28, 2003

          10.2 Parker Sroufe Confidentiality and Nondisclosure Agreement dated June 1, 2002, as amended by Letter Agreement dated May 19, 2003

          99.1 Certification of Chief Executive Officer of Helix BioMedix, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

          99.2 Certification of Chief Financial Officer of Helix BioMedix, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     (b)  Reports of Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HELIX BIOMEDIX, INC.



 May 20, 2002                          By: /s/ KERRY PALMER
                                           ------------------------------
                                           Kerry D. Palmer,
                                           Chief Financial Officer

                                 CERTIFICATIONS


     I, R. Stephen Beatty, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Helix BioMedix, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003

                                           /s/ R. STEPHEN BEATTY
                                           -------------------------------------
                                           R. Stephen Beatty
                                           President and Chief Executive Officer

     I, Kerry D. Palmer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Helix BioMedix, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date:  May 20, 2002                   By: /s/ KERRY PALMER
                                           ------------------------------
                                           Kerry D. Palmer,
                                           Chief Financial Officer