Form 10QSB
period 2003-06-30
HELIX BIOMEDIX INC
filed 2003-08-19
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The number of shares outstanding of Registrant's common stock, par value $0.001 per share at July 31, 2003 was 12,024,230 shares.

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

Balance Sheets as of June 30, 2003 and December 31, 2002..............  F-1
Statements of Operations for the period from inception
  (November 7, 1988) to June 30, 2003 and for the three and
  six months ended June 30,2003 and 2002............................... F-2
Statements of Cash Flows for the period from inception
  (November 7, 1988) to June 30, 2003 and for the six months ended June 30, 2003 and 2002........................................  F-3
Notes to Financial Statements.........................................  F-4


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited financial statements are filed as part of this Report:

                                                           Page

Balance Sheets as of June 30, 2003 and
  December 31, 2002.................................        F-1
Statements of Operations for the period from
  Inception (November 7, 1988) to June 30, 2003
  and for the three and six months ended June 30,
  2003 and 2002.....................................        F-2
Statements of Cash Flows for the period from Inception
  (November 7, 1988) to June 30, 2003 and for the six
   months ended June 30, 2003
   and 2002.........................................        F-3
Notes to Financial Statements.......................        F-4

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)


                                                                      June 30,        December 31,
                                                                        2003              2002
                                                                ----------------  ----------------
      ASSETS
     -------
    CURRENT ASSETS
      Cash                                                          $ 1,933,114       $ 1,031,345
      Accounts receivable                                                     -            20,000
      Prepaid expenses and other current assets                          24,692            47,822
                                                                ----------------  ------------------
        Total current assets                                          1,957,806         1,099,167

    PROPERTY AND EQUIPMENT

      Machinery and equipment                                           441,222           439,246
      Furniture and fixtures                                             15,874            11,874
      Leasehold improvements                                             28,216            28,216
                                                                ----------------  ------------------
                                                                        485,312           479,336
        Less: accumulated depreciation                                  (84,087)          (59,087)
                                                                ----------------  ------------------
                                                                        401,225           420,249
    OTHER ASSETS

      Deposits and long-term prepaids                                    29,892            30,085
      Antimicrobial technology (net)                                     64,003            73,462
      Licensing agreement (net)                                          56,806            57,796
      Patents pending and approved (net)                                556,977           499,266
                                                                ----------------  ------------------
                                                                        707,678           660,609

                                                                ----------------  ------------------
        Total assets                                                $ 3,066,709       $ 2,180,025
                                                                ----------------  ------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
     --------------------------------------
    CURRENT LIABILITIES
      Accounts payable                                                 $ 35,696          $ 37,308
      Other accrued expenses                                            203,045           334,861
                                                                ----------------  ------------------
        Total current liabilities                                       238,741           372,169
                                                                ----------------  ------------------

    STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value, 25,000,000 shares
        authorized ; no shares issued or
        outstanding                                                           -                 -
      Common stock, $0.001 par value, 100,000,000 shares
        authorized; 12,244,230 shares outstanding at
        June 30, 2003;  10,036,376 shares
        outstanding at December 31, 2002.                                12,244            10,037
      Additional paid-in capital                                     14,921,053        12,655,386
      Less stock subscriptions receivable                              (135,000)         (135,000)
      Deficit accumulated during the development stage              (11,970,329)      (10,722,567)
                                                                ----------------  ------------------
                                                                      2,827,968         1,807,856

      Total liabilities                                         ----------------  ------------------
        and stockholders' equity                                    $ 3,066,709       $ 2,180,025
                                                                ----------------  ------------------


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Period from Inception (November 7, 1988) to June 30, 2003 for the three and six month periods ended June 30, 2003 and 2002
                                   (unaudited)



                                              Inception               Three months                      Six months
                                           (November 7, 1988)         ended June 30,                    ended June 30,
                                             to June 30,              --------------                    --------------
                                                2003              2003              2002             2003              2002
                                           ---------------   ---------------   ---------------  ---------------   ---------------
                                                                                  (restated)                        (restated)

REVENUES                                        $ 130,932          $ 39,148               $ -         $ 41,432               $ -
                                           ---------------   ---------------   ---------------  ---------------   ---------------
OPERATING EXPENSES
    Research and development                    3,391,858           264,831           152,381          464,820           300,908
    Depreciation and amortization                 418,338            28,740            21,944           58,440            43,887
    Accounting, legal and professional          1,397,242            35,906            55,622           93,843           106,753
    Consulting fees                             2,572,854            64,551            33,196          159,125           170,696
    Other general and administrative            3,004,653           269,397           368,623          521,974           555,903

                                           ---------------   ---------------   ---------------  ---------------   ---------------
       Total operating expenses                10,784,945           663,425           631,766        1,298,202         1,178,147

                                           ---------------   ---------------   ---------------  ---------------   ---------------
LOSS FROM OPERATIONS                          (10,654,013)         (624,277)         (631,766)      (1,256,770)       (1,178,147)

OTHER (INCOME) EXPENSE
    Gain on settlement of lawsuit                 (48,574)
    Interest income                               (94,552)           (6,814)           (2,971)          (9,008)           (4,441)
    Interest expense                            1,459,442                 -             2,556                -           148,934
                                           ---------------   ---------------   ---------------  ---------------   ---------------
                                                1,316,316            (6,814)             (415)          (9,008)          144,493
                                           ---------------   ---------------   ---------------  ---------------   ---------------
NET LOSS                                    $ (11,970,329)       $ (617,463)       $ (631,351)    $ (1,247,762)     $ (1,322,640)
                                           ===============   ===============   ===============  ===============   ===============

BASIC AND DILUTED
    NET LOSS PER SHARE                            $ (5.73)          $ (0.06)          $ (0.12)         $ (0.25)          $ (0.29)
                                           ===============   ===============   ===============  ===============   ===============

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                       2,088,121        10,606,304         5,144,696        4,951,717         4,584,450
                                           ===============   ===============   ===============  ===============   ===============


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the Period from Inception (November 7, 1988) to June 30, 2003 and the six months ended June 30, 2003 and 2002
                                   (unaudited)


                                                    Inception
                                               (November 7, 1988          Six months
                                                   to June 30,           ended June 30,
                                                                  -----------------------------
                                                      2003            2003           2002
                                                  --------------  -------------- --------------
                                                                                  (restated)
Cash Flows from Operating Activities
Net Loss                                          $ (11,961,074)   $ (1,238,507)  $ (1,322,640)
 Adjustment to reconcile net loss
 to  net cash  used for operating activities:
   Depreciation and amortization                        418,338          58,440         43,887
Amortization of debt discount                           728,552               -        187,125
Stock based compensation costs                        2,631,124          80,874        128,398
Interest expense converted to common stock              231,180               -              -
   Research & Development                                53,000               -              -
    (Increase)  in operating assets:
       Accounts receivable                                    0          20,000              -
       Prepaid expenses                                 (18,682)         23,130         19,773
       Other assets                                     (97,283)            193           (375)
    Increase in operating liabilities:
       Accounts payable - related party                 341,602               -         (4,500)
       Other accounts payable                            25,363         (14,279)        83,111
       Payroll taxes payable                             13,059          11,384        (11,304)
       Other accrued expenses                           (34,473)       (143,200)        93,509
                                                  --------------  -------------- --------------
    Net cash used for operating activities           (7,669,294)     (1,201,965)      (783,016)
                                                  --------------  -------------- --------------

Cash Flows from Investing Activities

    Investment in Helix Delaware                            (10)              -              -
    Purchase of property and equipment                 (260,854)         (5,976)       (19,118)
    Patents                                            (542,043)        (77,290)       (28,330)
                                                  --------------  -------------- --------------
    Net cash used for investing activities             (802,907)        (83,266)       (47,448)
                                                  --------------  -------------- --------------

Cash Flows from Financing Activities

    Cash received in reverse acquisition                634,497               -              -
    Notes payable                                     3,089,894                              -
    Notes payable - related party                       379,579               -              -
    Payment of notes payable - related party           (163,154)              -              -
    Issuance of stock for cash                        5,496,680       2,052,000         90,000
    Collection of stock subscription receivable         135,000         135,000              -
    Issuance of debt subsequently converted to stock    832,819               -        986,325
                                                  --------------  -------------- --------------
    Net cash provided by financing activities        10,405,315       2,187,000      1,076,325
                                                  --------------  -------------- --------------

Net increase in cash                                  1,933,114         901,769        245,861
Cash at beginning of period                                   -       1,031,345        401,045
                                                  --------------  -------------- --------------
Cash at end of period                               $ 1,933,114     $ 1,933,114      $ 646,906
                                                  ==============  ============== ==============


Supplemental Cash Flow Information

  Stock issued to acquire patents                   $    66,486      $       -      $        -
  Debt issued to acquire technology                 $   200,000      $       -      $        -
  Bridge loans outstanding at acquisition           $   200,000      $       -      $        -
  Patent costs included in accounts payable         $    99,859      $       -      $        -
  Accounts payable converted to notes               $   704,559      $       -      $        -
  Accrued interest rolled into notes                $   403,463      $       -      $        -
  Notes converted to equity                         $ 4,722,048      $       -      $        -
  Accrued interest converted to equity              $   231,180      $       -      $        -
  Detachable warrants issued with notes payable     $   728,552      $       -      $  302,842
  Issuance of stock for services provided           $    14,400      $       -      $        -
  Purchase of property included in accrued expenses $   224,458      $       -      $        -
  Stock subscriptions receivable                    $ 1,008,354      $ 135,000      $        -
  Cash paid for interest                            $   105,430      $       -      $    6,526
  Cash paid for taxes                               $         -      $       -      $        -



    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (Unaudited)



1.       Business

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

      In the opinion of management, the accompanying unaudited balance sheet as of June 30, 2003 and December 31, 2002, the unaudited statements of operations and of cash flows for the period from inception (November 7, 1988) to June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 include all adjustments necessary in order to make the financial statements not misleading

      Interim results are not necessarily indicative of results for a full year.

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

                                  June 30, 2003
                                   (Unaudited)


      Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, "Accounting for Stock Based Compensation," its net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                         Three months ended June 30,
                                                                    -------------------------------------
                                                                           2003                 2002
                                                                    ------------------- -- ---------------
                                                                                             (restated)
                 Net loss
                      As reported                                            $ 608,208          $ 631,351
                      Add: Stock-based employee compensation
                            expense included in reported net loss                    -                  -
                      Deduct:  Stock-based employee compensation
                      determined

                           under fair value based method for all
                      awards                                                    25,249             42,824
                                                                    -------------------    ---------------
                      Pro forma net loss                                     $ 633,457          $ 674,175
                                                                    -------------------    ---------------
                 Net loss per share
                      As reported                                               $ 0.06             $ 0.12
                                                                    -------------------    ---------------
                      Pro forma net loss                                        $ 0.06             $ 0.13
                                                                    -------------------    ---------------



                                                                          Six months ended June 30,
                                                                    --------------------------------------
                                                                            2003                 2002
                                                                    ------------------- -- ---------------
                                                                                             (restated)
                 Net loss
                      As reported                                          $ 1,247,762        $ 1,322,640
                      Add: Stock-based employee compensation
                            expense included in reported net loss                    -                  -
                      Deduct:  Stock-based employee compensation
                      determined

                           under fair value based method for all
                      awards                                                    25,249             42,824
                                                                    -------------------    ---------------
                      Pro forma net loss                                             $                  $
                                                                    -------------------    ---------------
                 Net loss per share
                      As reported                                               $ 0.06             $ 0.12
                                                                    -------------------    ---------------
                      Pro forma net loss                                        $ 0.06             $ 0.13
                                                                    -------------------    ---------------




     No stock options were granted in either Q2 2003 or Q2 2002. 190,000 options were granted on a TYD basis through June 30, 2003; No options were granted in the corresponding period in 2002.

     The calculation of weighted average number of shares outstanding for Q1 2003 excludes approximately 1,133,000 options and 6,751,312 warrants, as the effect on the net loss per share would be antidilutive.

3.       Restatement of 2002 Quarterly Information

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

                                  June 30, 2003
                                   (Unaudited)


        1. To increase stock compensation for warrants granted
                 to non-employees for services rendered to the company          $143,747

        2. To decrease interest expense related to convertible notes
                 payable for adjustments to debt discount                       ($7,358)

4.       Financing

      During Q1 2003, the Company raised $2,207,854 from the sale and issuance of its common stock in an equity financing at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investment. The warrants have an exercise price of $1.00 per share and a ten-year term. The warrants were accounted for as a component of equity. A total of $155,854 of the proceeds was not collected as of June 30, 2003 and accordingly is recorded as stock subscriptions receivable in the accompanying balance sheet.

      The Company believes that its existing cash balances, as of June 30, 2003, will be sufficient to meet its requirements for the next eight to nine months. It will therefore be necessary to raise additional capital or to complete licensing contracts to fund operations beyond this point. Management is actively discussing investment alternatives with it Board of Directors, its outside advisors and potential investors. There can be no assurance such efforts will be successful and that adequate funds will be available to the Company. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations.

5.       Shares Outstanding

      Shares issued and outstanding at June 30, 2003 total 11,974,230 shares. The Company considers all shares remaining to be issued from equity sales in 2003 and 2002, totaling 135,000 shares, or 12,209,230 shares in total, to be outstanding for accounting purposes.

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

                             Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (Unaudited)


      In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material effect on the Company's financial statements through the end of Q2 2003.

7.       Reclassifications

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

                                    Overview

     Helix BioMedix, Inc. ("Helix BioMedix" or the "Company") is an early-stage biotechnology company whose mission is to become the industry leader in developing and commercializing bioactive peptides (small proteins). The exceptional antimicrobial and wound healing properties of these proprietary molecules qualify them for inclusion in a wide range of both pharmaceutical and consumer products. Consumer product applications currently being pursued by the Company include skin-care products, biocides, and plant protection. The Company's peptides also show promise for the development of wound-healing agents, as well as treatments for sexually-transmitted diseases, cystic fibrosis lung infections, and topical skin infections.

     Helix BioMedix is a product development company organized to derive revenue from licensing its peptide-based technology to partners with sales, marketing, and/or manufacturing expertise. The Company has no plans to enter large-scale manufacturing, or to develop the national/international sales, marketing, and distribution capabilities typical of those maintained by large pharmaceutical and consumer products companies.

     Company management assigns top priority to those projects and initiatives that promise early "time-to-revenue", which may differ materially from a product's "time-to-market", with the objective of generating near-term licensing fees and/or milestone payments. Helix BioMedix does not plan to fund or manage the clinical trials mandated by the U.S. Food and Drug Administration (the "FDA") that will be required for certain drug candidates which integrate the Company's peptides. The Company's business model dictates the out-licensing of all pharmaceutical applications to larger and better financed partners approximately six (6) months prior to the initiation of the FDA trials.

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

     o Group 1 comprises those applications that are best pursued in the near term by larger, industry-specific partners. The Company will seek to out-license or sell product development rights for these non-core applications at the earliest opportunity. Group 1 opportunities include cosmetics/cosmeceuticals, biocides, agricultural applications, and certain pharmaceutical initiatives such as anti-cancer and anti-parasitic therapeutics. Group 1 activity/advances during Q2 or the first six months of 2003 included the following:


          o Human efficacy and acceptability testing was initiated for the Company's anti-acne skin care product candidate.
          o In vitro identification of lead peptides for use as biocides and in plant protection. Characterization of these properties is ongoing.
          o The Company has continued to work with its potential manufacturing partners to reduce the cost of manufacturing peptides, thereby qualifying these peptides for cost-effective, near-term inclusion in high volume consumer product applications.

     o Group 2 comprises those applications that can profitably be advanced further by the Company. Helix BioMedix will seek to develop these product initiatives more fully with in-house resources prior to seeking a commercial partner. Group 2 opportunities include broad-spectrum antibiotics, therapies relating to cystic fibrosis, treatments for sexually-transmitted diseases, topical skin infections, and wound-healing therapies. Group 2 advances/activity during Q2 or the first six months of 2003 included the following:

          o Efficacy testing in a (non-GLP) pig wound-healing model was commenced at Charles River Laboratories.
          o Efficacy of the product candidate in a mouse model was demonstrated by 0.01% HB107 gel, and acute toxicity testing demonstrated this peptide to be safe at concentrations over 100 times the therapeutic dose.
          o Lead peptides in the Company's cystic fibrosis and topical antibiotic programs demonstrated efficacy in their first round of pre-clinical testing including significant reduction in lung and wound bioburden.
          o Peptides with the potential for treating and preventing sexually-transmitted disease and vaginitis were identified by in vitro screening in the Company laboratory. These peptides are now entering pre-clinical testing in the appropriate animal models in a gel formulation.

                              Results of Operations

Revenues approximated $39,000 and $41,000 in Q2 and the YTD periods in 2003, respectively, from royalties from a license with NuSkin Enterprises. No revenues were earned during the first six months of 2002.

Since the Company has not earned a material amount of revenues, it is still considered to be a development stage company and its revenues are expected to continue to be significantly less than its expenses for the foreseeable future.

Total operating expenses in Q2 2003 approximated $654,000 compared to total operating expenses of $632,000 during Q2 of 2002, representing an increase of approximately $22,000 or 3%. In the 2003 YTD period, operating expenses increased 9% from $1,178,000 to $1,248,000.

Research and development expenses approximated $250,000 in Q2 2003 compared to $152,000 in Q2 2002, representing an increase of $98,000 or 64%. The higher level of expenditures resulted primarily from increases in compensation, an increase in headcount and increased expenses for external trials and studies. Management anticipates that expenses for external trials and studies will continue to increase as the Company seeks to commercialize its peptide technologies.

Depreciation and amortization expenses totaled $29,000 and $58,000 in the 2003 Q2 and YTD periods, up $7,000 (or 32%) and $14,000 (or 32%) from the prior year periods. The higher level of expenses is due to acquisition of fixed assets and increases to capitalized patent costs during 2002 and the first half of 2003, in particular the acquisition of a mass spectrometer in late 2002.

Accounting, legal and professional expenses were approximately $34,000 in Q2 of 2003 compared to $56,000 in 2002. For the YTD period, 2003 expenses equaled $92,000 compared to $107,000 in 2002. The decreases of $22,000 (or 39%) in Q2 and $15,000 (or 14%) in the YTD period resulted from reduced utilization of external professional resources. Management does not believe these decreases are likely to continue through the remainder of 2003.

Consulting fees approximated $65,000 in Q2 of 2003, up $32,000, (or 97%), from the prior year. For the YTD period, consulting fees decreased $12,000, (or 7%), from the restated 2002 balance of $171,000. Consulting fees for Q1 2002 were restated during Q4 of 2002. The increase in expenses in Q2 of 2003 is due to increases in certain stock-based compensation relating to warrants issued to third parties for consulting services. The decrease for the YTD period is due to reduced stock-based compensation charges, partially offset by an increase in consulting fees paid to certain strategic financial consultants.

Other general and administrative expenses totaled $276,000 in Q2 of 2003, down $93,000, (or 25%), from the restated Q2 balance in 2002. In the YTD period, these expenses approximated $529,000, down $27,000 (or 5%). The increase during Q2 primarily resulted from the hiring of the Company's Executive Vice President and Chief Financial Officer in June 2002 and increases in insurance costs, contract labor for temporary employees and certain non-income taxes and licenses.

There was no interest expense in the YTD period in 2003. In the Q2 and YTD period in 2002, interest expense totaled $3,000 and $149,000. The Company's notes payable to a related party were repaid and its convertible notes payable were converted to equity in December 2002.

Interest income in the Q2 and YTD periods in 2003 totaled $7,000 and $9,000, respectively, compared to $3,000 and $4,000 in the corresponding periods in 2002. The increases of $4,000 (or 133%) and $5,000 (or 125%) are due to higher average cash balances partially offset by lower interest rates earned on excess cash balances.

The net loss in Q2 2003 totaled $608,000 ($0.06 per share), down by $23,000, or 4%, from $631,000 ($0.12 per share) in 2002. In the YTD periods, the net loss was $1,239,000 ($0.25 per share) in 2003, down by $85,000, or 6%, from
$1,323,000 ($0.29 per share) in 2002. The cumulative net loss from inception (November 7, 1988) to June 30, 2003 totals approximately $11,961,000 or $5.73 per share. The increase in weighted average net shares in Q2 2003 compared to the prior year approximating 5,461,000 shares (or 106%) is due to convertible notes payable that were converted into equity in December 2002, plus additional equity financings in the second half of 2002 and the first quarter of 2003.

                               Financial Condition

The Company's cash balance was $1,932,000 at June 30, 2003, representing an increase of $901,000, or 87% from the December 31, 2002 total of $1,031,000. The increase is primarily due to the receipt of proceeds from 2003 equity financings, reduced by $1,225,000 of cash used for operations in the 2003 YTD period. During Q1 of 2003, the Company recorded gross proceeds approximating $2,208,000 from the sale of 2,208,000 shares of common stock. Approximately $156,000 of the proceeds from the financing are still outstanding as of June 30, 2003 and are recorded as stock subscriptions receivable in the accompanying balance sheet.

Investing activities during YTD 2003 consists of a minor amount of property and equipment additions and approximately $78,000 of payments for intangible assets, primarily capitalized patent costs.

The Company believes that its existing cash resources, as of June 30, 2003, will be sufficient to meet its requirements for the next eight to nine months. It will therefore be necessary to raise additional capital or to complete licensing contracts to fund operations beyond this point. Management is actively discussing investment alternatives with it Board of Directors, its outside advisors and potential investors. There can be no assurance such efforts will be successful and that adequate funds will be available to the Company. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the first half of 2003, the Company continued to raise capital through the sales and issuance of shares of its common stock in accordance with Regulation D under Section 4(2) of the Securities Act of 1933. The Company recorded gross proceeds in the amount of $2,207,854 at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investment. The exercise price of the warrants equals $1.00 per share. Approximately $2,052,000 of the new equity financing was received in cash during the 2003 YTD period; the remaining $135,000 is recorded as stock subscriptions receivable in the accompanying June 30, 2003 balance sheet. In the 2003 YTD period, the Company also collected $135,000 of stock subscription receivables that were outstanding as of December 31, 2002.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1  Certification of Chief Executive Officer

         31.2  Certification of Chief Financial Officer

        32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K.

         None.
                                       7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HELIX BIOMEDIX, INC.

August 19, 2003                          By: /s/ KERRY PALMER
                                             -------------------
                                                Kerry D. Palmer,
                                                Chief Financial Officer