Form 10QSB/A
period 2003-06-30
HELIX BIOMEDIX INC
filed 2003-08-20
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)


                                                                      June 30,        December 31,
                                                                        2003              2002
                                                                ----------------  ----------------
      ASSETS
     -------
    CURRENT ASSETS
      Cash                                                          $ 1,933,114       $ 1,031,345
      Accounts receivable                                                     -            20,000
      Prepaid expenses and other current assets                          24,692            47,822
                                                                ----------------  ------------------
        Total current assets                                          1,957,806         1,099,167

    PROPERTY AND EQUIPMENT

      Machinery and equipment                                           441,222           439,246
      Furniture and fixtures                                             15,874            11,874
      Leasehold improvements                                             28,216            28,216
                                                                ----------------  ------------------
                                                                        485,312           479,336
        Less: accumulated depreciation                                  (84,087)          (59,087)
                                                                ----------------  ------------------
                                                                        401,225           420,249
    OTHER ASSETS

      Deposits and long-term prepaids                                    29,892            30,085
      Antimicrobial technology (net)                                     64,003            73,462
      Licensing agreement (net)                                          56,806            57,796
      Patents pending and approved (net)                                556,977           499,266
                                                                ----------------  ------------------
                                                                        707,678           660,609

                                                                ----------------  ------------------
        Total assets                                                $ 3,066,709       $ 2,180,025
                                                                ----------------  ------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
     --------------------------------------
    CURRENT LIABILITIES
      Accounts payable                                                 $ 35,696          $ 37,308
      Other accrued expenses                                            203,045           334,861
                                                                ----------------  ------------------
        Total current liabilities                                       238,741           372,169
                                                                ----------------  ------------------

    STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value, 25,000,000 shares
        authorized ; no shares issued or
        outstanding                                                           -                 -
      Common stock, $0.001 par value, 100,000,000 shares
        authorized; 12,209,230 shares outstanding at
        June 30, 2003;  10,036,376 shares
        outstanding at December 31, 2002.                                12,209            10,037
      Additional paid-in capital                                     14,921,088        12,655,386
      Less stock subscriptions receivable                              (135,000)         (135,000)
      Deficit accumulated during the development stage              (11,970,329)      (10,722,567)
                                                                ----------------  ------------------
                                                                      2,827,968         1,807,856

      Total liabilities                                         ----------------  ------------------
        and stockholders' equity                                    $ 3,066,709       $ 2,180,025
                                                                ----------------  ------------------


    The accompanying notes are an integral part of the financial statements.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Period from Inception (November 7, 1988) to June 30, 2003 and the three and six month periods ended June 30, 2003 and 2002
                                   (unaudited)



                                              Inception               Three months                      Six months
                                           (November 7, 1988)         ended June 30,                    ended June 30,
                                             to June 30,              --------------                    --------------
                                                2003              2003              2002             2003              2002
                                           ---------------   ---------------   ---------------  ---------------   ---------------
                                                                                  (restated)                        (restated)

REVENUES                                        $ 130,932          $ 39,148               $ -         $ 41,432               $ -
                                           ---------------   ---------------   ---------------  ---------------   ---------------
OPERATING EXPENSES
    Research and development                    3,391,858           264,831           152,381          464,820           300,908
    Depreciation and amortization                 418,338            28,740            21,944           58,440            43,887
    Accounting, legal and professional          1,397,242            35,906            55,622           93,843           106,753
    Consulting fees                             2,572,854            64,551            33,196          159,125           170,696
    Other general and administrative            3,004,653           269,397           368,623          521,974           555,903

                                           ---------------   ---------------   ---------------  ---------------   ---------------
       Total operating expenses                10,784,945           663,425           631,766        1,298,202         1,178,147

                                           ---------------   ---------------   ---------------  ---------------   ---------------
LOSS FROM OPERATIONS                          (10,654,013)         (624,277)         (631,766)      (1,256,770)       (1,178,147)

OTHER (INCOME) EXPENSE
    Gain on settlement of lawsuit                 (48,574)                -                 -                -                 -
    Interest income                               (94,552)           (6,814)           (2,971)          (9,008)           (4,441)
    Interest expense                            1,459,442                 -             2,556                -           148,934
                                           ---------------   ---------------   ---------------  ---------------   ---------------
                                                1,316,316            (6,814)             (415)          (9,008)          144,493
                                           ---------------   ---------------   ---------------  ---------------   ---------------
NET LOSS                                    $ (11,970,329)       $ (617,463)       $ (631,351)    $ (1,247,762)     $ (1,322,640)
                                           ===============   ===============   ===============  ===============   ===============

BASIC AND DILUTED
    NET LOSS PER SHARE                                           $  (0.05)          $ (0.12)         $ (0.11)          $ (0.29)
                                                             ===============   ===============  ===============   ===============

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                        12,209,230         5,144,696       11,781,048         4,584,450
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


                                                    Inception
                                               (November 7, 1988          Six months
                                                   to June 30,           ended June 30,
                                                                  -----------------------------
                                                      2003            2003           2002
                                                  --------------  -------------- --------------
                                                                                  (restated)
Cash Flows from Operating Activities
Net Loss                                          $ (11,970,329)   $ (1,247,762)  $ (1,322,640)
 Adjustment to reconcile net loss
 to  net cash  used for operating activities:
   Depreciation and amortization                        418,338          58,440         43,887
Amortization of debt discount                           728,552               -        187,125
Stock based compensation costs                        2,631,124          80,874        128,398
Interest expense converted to common stock              231,180               -              -
   Research & Development                                53,000               -              -
    (Increase) decrease in operating assets:
       Accounts receivable                                    -          20,000              -
       Prepaid expenses                                 (18,682)         23,130         19,773
       Other assets                                     (97,283)            193           (375)
    Increase (decrease) in operating liabilities:
       Accounts payable - related party                 341,602               -         (4,500)
       Other accounts payable                            34,618          (5,024)        83,111
       Payroll taxes payable                             13,059          11,384        (11,304)
       Other accrued expenses                           (34,473)       (143,200)        93,509
                                                  --------------  -------------- --------------
    Net cash used for operating activities           (7,669,294)     (1,201,965)      (783,016)
                                                  --------------  -------------- --------------

Cash Flows from Investing Activities

    Investment in Helix Delaware                            (10)              -              -
    Purchase of property and equipment                 (260,854)         (5,976)       (19,118)
    Patents                                            (542,043)        (77,290)       (28,330)
                                                  --------------  -------------- --------------
    Net cash used for investing activities             (802,907)        (83,266)       (47,448)
                                                  --------------  -------------- --------------

Cash Flows from Financing Activities

    Cash received in reverse acquisition                634,497               -              -
    Notes payable                                     3,089,894               -              -
    Notes payable - related party                       379,579               -              -
    Payment of notes payable - related party           (163,154)              -              -
    Issuance of stock for cash                        5,631,680       2,187,000         90,000
    Issuance of debt subsequently converted to stock    832,819               -        986,325
                                                  --------------  -------------- --------------
    Net cash provided by financing activities        10,405,315       2,187,000      1,076,325
                                                  --------------  -------------- --------------

Net increase in cash                                  1,933,114         901,769        245,861
Cash at beginning of period                                   -       1,031,345        401,045
                                                  --------------  -------------- --------------
Cash at end of period                               $ 1,933,114     $ 1,933,114      $ 646,906
                                                  ==============  ============== ==============



Supplemental Cash Flow Information

  Stock issued to acquire patents                   $    66,486      $       -      $        -
  Debt issued to acquire technology                 $   200,000      $       -      $        -
  Bridge loans outstanding at acquisition           $   200,000      $       -      $        -
  Patent costs included in accounts payable         $    99,859      $       -      $        -
  Accounts payable converted to notes               $   704,559      $       -      $        -
  Accrued interest rolled into notes                $   403,463      $       -      $        -
  Notes converted to equity                         $ 4,722,048      $       -      $        -
  Accrued interest converted to equity              $   231,180      $       -      $        -
  Detachable warrants issued with notes payable     $   728,552      $       -      $  302,842
  Issuance of stock for services provided           $    14,400      $       -      $        -
  Purchase of property included in accrued expenses $   224,458      $       -      $        -
  Stock subscriptions receivable                    $ 1,008,354      $ 135,000      $        -
  Cash paid for interest                            $   105,430      $       -      $    6,526
  Cash paid for taxes                               $         -      $       -      $        -



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

                             Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (Unaudited)


      Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, "Accounting for Stock Based Compensation," its net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                         Three months ended June 30,
                                                                    -------------------------------------
                                                                           2003                 2002
                                                                    ------------------- -- ---------------
                                                                                             (restated)
                 Net loss
                      As reported                                            $ 617,463          $ 631,351
                      Add: Stock-based employee compensation
                            expense included in reported net loss                    -                  -
                      Deduct:  Stock-based employee compensation
                      determined
                           under fair value based method for all
                      awards                                                    25,249             42,824
                                                                    -------------------    ---------------
                      Pro forma net loss                                     $ 642,712          $ 674,175
                                                                    -------------------    ---------------
                 Net loss per share
                      As reported                                               $ 0.05             $ 0.12
                                                                    -------------------    ---------------
                      Pro forma net loss                                        $ 0.05             $ 0.13
                                                                    -------------------    ---------------




                                                                          Six months ended June 30,
                                                                    --------------------------------------
                                                                            2003                 2002
                                                                    ------------------- -- ---------------
                                                                                             (restated)
                 Net loss
                      As reported                                          $ 1,247,762        $ 1,322,640
                      Add: Stock-based employee compensation
                            expense included in reported net loss                    -                  -
                      Deduct:  Stock-based employee compensation
                      determined
                           under fair value based method for all
                      awards                                                    69,767            107,574
                                                                    -------------------    ---------------
                      Pro forma net loss                                $    1,317,529     $    1,430,214
                                                                    -------------------    ---------------
                 Net loss per share
                      As reported                                               $ 0.11             $ 0.29
                                                                    -------------------    ---------------
                      Pro forma net loss                                        $ 0.11             $ 0.31
                                                                    -------------------    ---------------




     No stock options were granted in either Q2 2003 or Q2 2002. 190,000 options were granted on a YTD basis through June 30, 2003; No options were granted in the corresponding period in 2002.

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

Total operating expenses in Q2 2003 approximated $663,000 compared to total operating expenses of $632,000 during Q2 of 2002, representing an increase of approximately $31,000 or 5%. In the 2003 YTD period, operating expenses increased 9% from $1,178,000 to $1,248,000.

Research and development expenses approximated $265,000 in Q2 2003 compared to $152,000 in Q2 2002, representing an increase of $113,000 or 74%. The higher level of expenditures resulted primarily from increases in compensation, an increase in headcount and increased expenses for external trials and studies. Management anticipates that expenses for external trials and studies will continue to increase as the Company seeks to commercialize its peptide technologies.

Depreciation and amortization expenses totaled $29,000 and $58,000 in the 2003 Q2 and YTD periods, up $7,000 (or 32%) and $14,000 (or 32%) from the prior year periods. The higher level of expenses is due to acquisition of fixed assets and increases to capitalized patent costs during 2002 and the first half of 2003, in particular the acquisition of a mass spectrometer in late 2002.

Accounting, legal and professional expenses were approximately $36,000 in Q2 of 2003 compared to $56,000 in 2002. For the YTD period, 2003 expenses equaled $94,000 compared to $107,000 in 2002. The decreases of $20,000 (or 35%) in Q2 and $13,000 (or 12%) in the YTD period resulted from reduced utilization of external professional resources. Management does not believe these decreases are likely to continue through the remainder of 2003.

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

Other general and administrative expenses totaled $270,000 in Q2 of 2003, down $99,000, (or 27%), from the restated Q2 balance in 2002. In the YTD period, these expenses approximated $522,000, down $34,000 (or 6%). The increase during Q2 primarily resulted from the hiring of the Company's Executive Vice President and Chief Financial Officer in June 2002 and increases in insurance costs, contract labor for temporary employees and certain non-income taxes and licenses. The decreases primarily resulted from lower office and apartment rentals, travel and financing fee, partially offset by the hiring of the Company's Executive Vice President and Chief Financial Officer in June 2002 and increases in insurance costs, contract labor for temporary employees and certain non-income taxes and licenses.

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

The net loss in Q2 2003 totaled $617,000 ($0.05 per share), down by $14,000, or 2%, from $631,000 ($0.12 per share) in 2002. In the YTD periods, the net loss was $1,248,000 ($0.11 per share) in 2003, down by $75,000, or 6%, from
$1,323,000 ($0.29 per share) in 2002. The cumulative net loss from inception (November 7, 1988) to June 30, 2003 totals approximately $11,970,000. The increase in weighted average net shares in Q2 2003 compared to the prior year approximating 7,064,534 shares (or 137%) is due to convertible notes payable that were converted into equity in December 2002, plus additional equity financings in the second half of 2002 and the first quarter of 2003.

                               Financial Condition

The Company's cash balance was $1,932,000 at June 30, 2003, representing an increase of $901,000, or 87% from the December 31, 2002 total of $1,031,000. The increase is primarily due to the receipt of proceeds from 2003 equity financings, reduced by $1,225,000 of cash used for operations in the 2003 YTD period. During Q1 of 2003, the Company recorded gross proceeds approximating $2,208,000 from the sale of 2,208,000 shares of common stock. Approximately $135,000 of the proceeds from the financing are still outstanding as of June 30, 2003 and are recorded as stock subscriptions receivable in the accompanying balance sheet.

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

                             Contractual Commitments

The Company does not currently have any off-balance sheet arrangements, except for the Company's office lease agreement.

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There were no significant changes to the Company's internal controls or in other factors that could significantly affect, or is reasonably likely to significantly affect, such internal controls.

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

                              HELIX BIOMEDIX, INC.

August 20, 2003                          By: /s/ KERRY PALMER
                                             -------------------
                                                Kerry D. Palmer,
                                                Chief Financial Officer