Form 10QSB/A
period 2003-06-30
HELIX BIOMEDIX INC
filed 2003-08-26
CIK 831749

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



                                              Inception               Three months                      Six months
                                           (November 7, 1988)         ended June 30,                    ended June 30,
                                             to June 30,              --------------                    --------------
                                                2003              2003              2002             2003              2002
                                           ---------------   ---------------   ---------------  ---------------   ---------------
                                                                                  (restated)                        (restated)

REVENUES                                        $ 130,932          $ 39,148               $ -         $ 41,432               $ -
                                           ---------------   ---------------   ---------------  ---------------   ---------------
OPERATING EXPENSES
    Research and development                    3,391,858           264,831           123,231          464,820           262,625
    Depreciation and amortization                 418,338            28,740            21,943           58,440            43,887
    Accounting, legal and professional          1,397,242            35,906            55,621           93,843           106,752
    Consulting fees                             2,572,854            64,551            33,196          159,125           170,696
    Other general and administrative            3,004,653           269,397           256,803          521,974           453,213

                                           ---------------   ---------------   ---------------  ---------------   ---------------
       Total operating expenses                10,784,945           663,425           490,794        1,298,202         1,037,173

                                           ---------------   ---------------   ---------------  ---------------   ---------------
LOSS FROM OPERATIONS                          (10,654,013)         (624,277)         (490,794)      (1,256,770)       (1,037,173)

OTHER (INCOME) EXPENSE
    Gain on settlement of lawsuit                 (48,574)                -                 -                -                 -
    Interest income                               (94,552)           (6,814)           (2,971)          (9,008)           (4,441)
    Interest expense                            1,459,442                 -           143,528                -           298,908
                                           ---------------   ---------------   ---------------  ---------------   ---------------
                                                1,316,316            (6,814)          140,557           (9,008)          285,467
                                           ---------------   ---------------   ---------------  ---------------   ---------------
NET LOSS                                    $ (11,970,329)       $ (617,463)       $ (631,351)    $ (1,247,762)     $ (1,322,640)
                                           ===============   ===============   ===============  ===============   ===============

BASIC AND DILUTED
    NET LOSS PER SHARE                                           $  (0.05)          $ (0.12)         $ (0.11)          $ (0.29)
                                                             ===============   ===============  ===============   ===============

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                        12,209,230         5,144,696       11,781,048         4,584,450
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


8.      Subsequent Event

     On August 18, 2003, the Company's Board of Directors (the "Board") approved the adoption of a Shareholder Rights Plan pursuant to which all of the Company's stockholders as of September 15, 2003 (the "record date") will receive rights to purchase shares of a new series of Preferred Stock.

     The rights will be distributed as a non-taxable dividend and will expire ten years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company's Common Stock or announces a tender offer for 15 percent or more of the Common Stock. If a person acquires 15 percent or more of Common Stock, all rights holders except the buyer will be entitled to acquire Helix Common Stock at a discount. The effect will be to discourage acquisitions of more than 15 percent of the Company's Common Stock without negotiations with the Board.

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

Total operating expenses in Q2 2003 approximated $664,000 compared to total operating expenses of $491,000 during Q2 of 2002, representing an increase of approximately $173,000 or 35%. In the 2003 YTD period, operating expenses increased 25% from $1,037,000 to $1,298,000.

Research and development expenses approximated $265,000 in Q2 2003 compared to $123,000 in Q2 2002, representing an increase of $142,000 or 115%. The higher level of expenditures resulted primarily from increases in compensation, an increase in headcount and increased expenses for external trials and studies. Management anticipates that expenses for external trials and studies will continue to increase as the Company seeks to commercialize its peptide technologies.

Depreciation and amortization expenses totaled $29,000 and $58,000 in the 2003 Q2 and YTD periods, up $7,000 (or 32%) and $14,000 (or 32%) from the prior year periods. The higher level of expenses is due to acquisition of fixed assets and increases to capitalized patent costs during 2002 and the first half of 2003, in particular the acquisition of a mass spectrometer in late 2002.

Accounting, legal and professional expenses were approximately $36,000 in Q2 of 2003 compared to $56,000 in 2002. For the YTD period, 2003 expenses equaled $94,000 compared to $107,000 in 2002. The decreases of $20,000 (or 36%) in Q2 and $13,000 (or 12%) in the YTD period resulted from reduced utilization of external professional resources. Management does not believe these decreases are likely to continue through the remainder of 2003.

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

Other general and administrative expenses totaled $269,000 in Q2 of 2003, up $12,000 (or 5%), from the restated Q2 balance in 2002. In the 2003 YTD period, these expenses approximated $522,000, up $69,000 (or 15%). The increases primarily resulted from the hiring of the Company's Executive Vice President and the Chief Financial Officer in June 2002 and increases in insurance costs, contract labor for temporary employees and certain non-income taxes and licenses.

There was no interest expense in the YTD period in 2003. In the Q2 and YTD period in 2002, interest expense totaled $144,000 and $290,000, respectively. The Company's notes payable to a related party were repaid and its convertible notes payable were converted to equity in December 2002.

Interest income in the Q2 and YTD periods in 2003 totaled $7,000 and $9,000, respectively, compared to $3,000 and $4,000 in the corresponding periods in 2002. The increases of $4,000 (or 133%) and $5,000 (or 125%) are due to higher average cash balances partially offset by lower interest rates earned on excess cash balances.

The net loss in Q2 2003 totaled $617,000 ($0.05 per share), down by $14,000, or 2%, from $631,000 ($0.12 per share) in 2002. In the YTD periods, the net loss was $1,248,000 ($0.11 per share) in 2003, down by $75,000, or 6%, from
$1,323,000 ($0.29 per share) in 2002. The cumulative net loss from inception (November 7, 1988) to June 30, 2003 totals approximately $11,970,000. The increase in weighted average net shares in Q2 2003 compared to the prior year approximating 7,065,000 shares (or 137%) is due to convertible notes payable that were converted into equity in December 2002, plus additional equity financings in the second half of 2002 and the first quarter of 2003.

                               Financial Condition

The Company's cash balance was $1,933,000 at June 30, 2003, representing an increase of $902,000, or 87% from the December 31, 2002 total of $1,031,000. The increase is primarily due to the receipt of proceeds from 2003 equity financings, reduced by $1,225,000 of cash used for operations in the 2003 YTD period. During Q1 of 2003, the Company recorded gross proceeds approximating $2,208,000 from the sale of 2,208,000 shares of common stock. Approximately $135,000 of the proceeds from the financing are still outstanding as of June 30, 2003 and are recorded as stock subscriptions receivable in the accompanying balance sheet.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 18, 2003, the Company's Board of Directors (the "Board") approved the adoption of a Shareholder Rights Plan pursuant to which all of the Company's stockholders as of September 15, 2003 (the "record date") will receive rights to purchase shares of a new series of Preferred Stock.

The rights will be distributed as a non-taxable dividend and will expire ten years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company's Common Stock or announces a tender offer for 15 percent or more of the Common Stock. If a person acquires 15 percent or more of Common Stock, all rights holders except the buyer will be entitled to acquire Helix Common Stock at a discount. The effect will be to discourage acquisitions of more than 15 percent of the Company's Common Stock without negotiations with the Board.

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

                              HELIX BIOMEDIX, INC.

August 26, 2003                          By: /s/ KERRY PALMER
                                             -------------------
                                                Kerry D. Palmer,
                                                Chief Financial Officer