Form 10QSB
period 2003-09-30
HELIX BIOMEDIX INC
filed 2003-11-21
CIK 831749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

             ___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________.

                         Commission File No. 33-20897-D

                              HELIX BIOMEDIX, INC.
                              --------------------

       Delaware                                                   91-2099117
 ------------------------------                              -------------------
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                           22122 20th Avenue S.E. #148
                                Bothell, WA 98021
                                 (425) 402-8400
                           ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

The number of shares outstanding of Registrant's common stock, par value $0.001 per share at October 31, 2003 was 12,219,230 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               HELIX BIOMEDIX, INC
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I      FINANCIAL INFORMATION........................................   3
  Item 1.   Financial Statements(unaudited)..............................   3
  Item 2.   Management's Discussion and Analysis or Plan of Operation....   4
  Item 3.   Controls and Procedures......................................   8

PART II     OTHER INFORMATION............................................   9
  Item 1.   Legal Proceedings............................................   9
  Item 2.   Changes in Securities........................................   9
  Item 3.   Defaults Upon Senior Securities..............................   9
  Item 4.   Submission of Matters to a Vote of Security Holders..........   9
  Item 5.   Other Information............................................   9
  Item 6.   Exhibits and Reports on Form 8-K.............................   9
            Signatures...................................................  10

Balance Sheets as of September 30, 2003 and December 31, 2002............ F-1
Statements of Operations for the period from inception
  (November 7, 1988) to September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002.......................... F-2
Statements of Cash Flows for the period from inception
  (November 7, 1988) to September 30, 2003 and for the nine months ended September 30, 2003 and 2002...................................... F-3
Notes to Financial Statements............................................ F-4

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited financial statements are filed as part of this Report:


                                                                       Page
                                                                       ----
Balance Sheets as of September 30, 2003 and
  December 31, 2002...............................................      F-1
Statements of Operations for the period from
  Inception (November 7, 1988) to September 30, 2003
  and for the three and nine months ended September 30,
  2003 and 2002...................................................      F-2
Statements of Cash Flows for the period from
  Inception (November 7, 1988) to September 30, 2003
  and for the nine months ended September 30, 2003
  and 2002........................................................      F-3
Notes to Financial Statements.....................................      F-4

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)
                                                         September 30,   December 31,
                                                             2003            2002
                                                         ------------    ------------
     ASSETS
     ------
   CURRENT ASSETS
  Cash                                                   $  1,527,020    $  1,031,345
  Accounts receivable                                            --            20,000
  Prepaid expenses and other current assets                    17,249          47,822
                                                         ------------    ------------
    Total current assets                                    1,544,269       1,099,167

PROPERTY AND EQUIPMENT
  Machinery and equipment                                     445,366         439,246
  Furniture and fixtures                                       15,874          11,874
  Leasehold improvements                                       28,216          28,216
                                                         ------------    ------------
                                                              489,456         479,336
    Less: accumulated depreciation                            (96,687)        (59,087)
                                                         ------------    ------------
                                                              392,769         420,249
OTHER ASSETS
  Deposits and long-term prepaids                              29,892          30,085
  Antimicrobial technology (net)                               61,229          73,462
  Licensing agreement (net)                                    56,116          57,796
  Patents pending and approved (net)                          564,443         499,266
                                                         ------------    ------------
                                                              711,679         660,609

                                                         ------------    ------------
    Total assets                                         $  2,648,717    $  2,180,025
                                                         ------------    ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                       $     98,747    $     37,308
  Other accrued expenses                                      159,220         334,861
                                                         ------------    ------------
    Total current liabilities                                 257,967         372,169
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 25,000,000 shares
    authorized ; no shares issued or
    outstanding                                                  --              --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 12,219,230 shares outstanding at
    September 30, 2003;  10,036,376 shares
    outstanding at December 31, 2002                           12,219          10,037
  Additional paid-in capital                               16,936,460      12,655,386
  Deferred compensation                                      (831,600)           --
  Less stock subscriptions receivable                            --          (135,000)
  Deficit accumulated during the development stage        (13,726,329)    (10,722,567)
                                                         ------------    ------------
                                                            2,390,750       1,807,856
  Total liabilities                                      ------------    ------------
      and stockholders' equity                           $  2,648,717    $  2,180,025
                                                         ------------    ------------

     The accompanying notes are an integral part of the financial statements

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                For the Period from Inception (November 7, 1988)
                to September 30, 2003 and for the three and nine
                 month periods ended September 30, 2003 and 2002
                                   (unaudited)

                                          Inception               Three months                    Nine months
                                      (November 7, 1988)       ended September 30,             ended Septmber 30,
                                       to September 30,  ----------------------------    ----------------------------
                                            2003           2003               2002           2003            2002
                                         ------------    ------------    ------------    ------------    ------------
                                         (restated)                      (restated)                       (restated)

REVENUES                                 $    158,828          27,896    $       --      $     69,328    $       --
                                         ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
    Research and development                3,601,946         210,088         115,286         674,908         377,911
    Depreciation and amortization             447,078          28,740          21,943          87,180          65,830
    Accounting, legal and professional      1,456,176          58,934          38,353         152,777         145,105
    Consulting fees                         2,613,426          40,572         114,887         199,697         285,583
    Other general and administrative        4,455,400       1,450,747         344,865       1,972,721         798,078

                                         ------------    ------------    ------------    ------------    ------------
       Total operating expenses            12,574,026       1,789,081         635,334       3,087,283       1,672,507

                                         ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                      (12,415,198)     (1,761,185)       (635,334)     (3,017,955)    (1,672,507)

OTHER (INCOME) EXPENSE
    Gain on settlement of lawsuit             (48,574)           --              --              --              --
    Interest income                           (99,737)         (5,185)         (1,423)        (14,193)         (5,864)
    Interest expense                        1,459,442            --           172,942            --           462,849
                                         ------------    ------------    ------------    ------------    ------------
                                            1,311,131          (5,185)        171,519         (14,193)        456,985
                                         ------------    ------------    ------------    ------------    ------------
NET LOSS                                 $(13,726,329)     (1,756,000)   $   (806,853)   $ (3,003,762)   $(2,129,492)
                                         ------------    ------------    ------------    ------------    ------------

BASIC AND DILUTED
    NET LOSS PER SHARE                                   $      (0.14)   $      (0.16)   $      (0.25)   $     (0.46)
                                                         ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                  12,210,897       5,144,696      11,782,715       4,584,450
                                                         ------------    ------------    ------------    ------------


     The accompanying notes are an integral part of the financial statements

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
     For the Period from Inception (November 7, 1988) to September 30, 2003 and the nine months ended September 30, 2003 and 2002
                                   (unaudited)


                                                    Inception              Nine months
                                                (November 7, 1988)     ended September 30,
                                                 to September 30,  ----------------------------
                                                       2003            2003            2002
                                                   ------------    ------------    ------------
                                                    (restated)                      (restated)
Cash Flows from Operating Activities
Net Loss                                           $(13,726,329)   $ (3,003,762)   $ (2,129,492)
Adjustments to reconcile net loss
 to  net cash  used for operating activities:
   Depreciation and amortization                        447,078          87,180          65,830
Amortization of debt discount                           728,552            --           310,187
Stock based compensation costs                        3,804,907       1,254,657         284,228
Interest expense converted to common stock              231,180            --              --
   Research & Development                                53,000            --              --
   (Increase) decrease in operating assets:
       Accounts receivable                                 --            20,000         (20,000)
       Prepaid expenses                                 (11,239)         30,573          26,021
       Other assets                                     (97,283)            193            (254)
   Increase (decrease)in operating liabilities:
       Accounts payable - related party                 341,602            --            (4,500)
       Other accounts payable                           101,081          61,439          53,362
       Other accrued expenses                           (65,239)       (175,641)        175,840
                                                   ------------    ------------    ------------
   Net cash used for operating activities            (8,192,690)     (1,725,361)     (1,238,778)
                                                   ------------    ------------    ------------

Cash Flows from Investing Activities
    Investment in Helix Delaware                            (10)           --              --
    Purchase of property and equipment                 (264,998)        (10,120)        (26,291)
    Patents                                            (565,597)       (100,844)        (41,693)
                                                   ------------    ------------    ------------
    Net cash used for investing activities             (830,605)       (110,964)        (67,984)
                                                   ------------    ------------    ------------
Cash Flows from Financing Activities
    Cash received in reverse acquisition                634,497            --              --
    Notes payable                                     3,089,894            --              --
    Notes payable - related party                       379,579            --              --
    Payment of notes payable - related party           (163,154)           --              --
    Issuance of stock for cash                        5,766,680       2,322,000            --
    Exercise of stock warrants                           10,000          10,000
    Issuance of debt subsequently converted
      to stock                                          832,819            --         1,352,500
                                                   ------------    ------------    ------------
    Net cash provided by financing activities        10,550,315       2,332,000       1,352,500
                                                   ------------    ------------    ------------

Net increase in cash                                  1,527,020         495,675         (45,738)
Cash at beginning of period                                --         1,031,345         401,045
                                                   ------------    ------------    ------------
Cash at end of period                              $  1,527,020    $  1,527,020    $    446,783
                                                   ------------    ------------    ------------



Supplemental Cash Flow Information
Stock based deferred compensation                   $  831,600   $ 831,600    $     --
Stock issued to acquire patents                     $   66,486   $     --     $     --
Debt issued to acquire technology                   $  200,000   $     --     $     --
Bridge loans outstanding at acquisition             $  200,000   $     --     $     --
Patent costs included in accounts payable           $   99,859   $     --     $     --
Accounts payable converted to notes                 $  704,559   $     --     $     --
Accrued interest rolled into notes                  $  403,463   $     --     $     --
Notes converted to equity                           $4,722,048   $     --     $     --
Accrued interest converted to equity                $  231,180   $     --     $     --
Detachable warrants issued with notes payable       $  728,552   $     --     $  302,842
Issuance of stock for services provided             $   14,400   $     --     $     --
Purchase of property included in accrued expenses   $  224,458   $     --     $     --
Stock subscriptions receivable                      $1,008,354   $     --     $     --
Cash paid for interest                              $  105,430   $     --     $    6,526

     The accompanying notes are an integral part of the financial statements

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)



1.   Business
     --------

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

     The Company has a limited history of operations. Since inception, the Company has incurred significant losses and, as of September 30, 2003, had an accumulated deficit of approximately $13.7 million. Management believes the Company's existing cash balances, approximating $1.5 million as of September 30, 2003 will be sufficient to meet the Company's requirements only through the first quarter of 2004, which raises substantial doubt about our ability to continue as a going concern. It will therefore be necessary to raise additional capital or to complete licensing contracts to fund operations beyond this point. Management is actively discussing investment alternatives with its Board of Directors, its outside advisors and potential investors. There can be no assurance such efforts will be successful and that adequate funds will be available to the Company. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations.


2.   Basis of Presentation
     ---------------------

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

     In the opinion of management, the accompanying unaudited balance sheet as of September 30, 2003 and December 31, 2002 and the unaudited statements of operations and of cash flows for the period from inception (November 7, 1988) to September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 include all adjustments necessary in order to make the financial statements not misleading

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


     Interim results are not necessarily indicative of results for a full year.

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

     Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, "Accounting for Stock Based Compensation," its net loss and net loss per share would have been the pro forma amounts indicated below:

                                                            Three months ended
                                                               September 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                                      (restated)
      Net loss
           As reported                                   $1,756,000   $  806,853
           Add: Stock-based employee compensation
                expense included in reported net loss       873,210         --
           Deduct:  Stock-based employee compensation
                determined under fair value based
                method for all awards                       405,327       39,946
                                                         ----------   ----------
           Pro forma                                     $1,288,117   $  846,799
                                                         ----------   ----------
      Net loss per share
           As reported                                   $     0.14   $     0.16
                                                         ----------   ----------
           Pro forma                                     $     0.11   $     0.16
                                                         ----------   ----------


                                                             Nine months ended
                                                               September 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
      Net loss
           As reported                                   $3,003,762   $2,129,492
           Add: Stock-based employee compensation
                expense included in reported net loss       873,210         --
           Deduct:  Stock-based employee compensation
                determined under fair value based
                method for all awards                       478,411      147,500

                                                         ----------   ----------
           Pro forma                                     $2,608,963   $2,254,354
                                                         ----------   ----------
      Net loss per share
           As reported                                   $     0.25   $      .46
                                                         ----------   ----------
           Pro forma                                     $     0.22   $      .50
                                                         ----------   ----------

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


     Stock option grants during Q3 of 2003 and 2002 approximated 535,000 and 350,000 shares, respectively; grants during the Q3 YTD periods of 2003 and 2002 equaled 725,000 and 350,000 shares, respectively. The per share weighted average fair value of stock options granted during the three months ended September 30, 2003 and 2002 was $0.71 and $0.30 and for the nine months ended September 30, 2003 and 2002 was $0.70 and $0.30, respectively.

     Key assumptions used in determining fair value are set forth below:

                                                            Three months ended
                                                               September 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------


      Risk-free interest rate                              4.00%        3.75%
      Expected life                                        3.0 yrs      3.0 yrs
      Expected volatility                                  110          110
      Dividend yield                                       0            0


                                                             Nine months ended
                                                               September 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------


      Risk-free interest rate                              4.00%        3.75%
      Expected life                                        3.0 yrs      3.0 yrs
      Expected volatility                                  110          110
      Dividend yield                                       0            0


     The Company has issued stock options in connection with certain employment agreements which allow the employees to exercise such options by taking out loans from the Company with an interest rate potentially below fair market value. This results in the 533,100 options being accounted for as variable options with exercise prices between $0.70 and $1.50 per share. In the third quarter of 2003, the stock price of the Company's common stock exceeded the exercise price of the options resulting in compensation expense totaling $598,210.

     The calculation of weighted average number of shares outstanding for the three and nine months ended September 30, 2003 excludes 1,858,000 options and 6,626,000 warrants as the effect on the net loss per share would be antidilutive. The calculation of weighted average number of shares outstanding for the three and nine months ended September 30, 2002 exlcudes 1,118,000 options and 5,701,000 warrants as the effect on the net loss per share would be antidilutive.


3.   Restatement of 2002 Quarterly Information
     -----------------------------------------

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

4.   Financing
     ---------

     During Q1 2003, the Company raised $2,187,000 from the sale and issuance of its common stock at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investment. The warrants have an exercise price of $1.00 per share and a ten-year term. The warrants were accounted for as a component of equity.

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


     As explained in Note 8, the company launched a warrant exchange program in November 2003.


5.   Recent Accounting Pronouncements
     --------------------------------

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS will become effective for the Company at the beginning of fiscal 2003. SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have an impact on the Company's financial statements.

     In September 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for any restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material effect on the Company's financial statements through the end of Q3 2003.

6.   Reclassifications
     -----------------

     Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. Such changes have no effect on prior reported net loss.

7.   Shareholder Rights Agreement
     ----------------------------

     On August 15, 2003, the Company's Board of Directors (the "Board") approved the adoption of a Shareholder Rights Plan pursuant to which all of the Company's stockholders as of September 15, 2003 (the "record date") will receive rights to purchase shares of a new series of Preferred Stock.

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

                              Helix BioMedix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


8.   Subsequent Event
     ----------------

     In November 2003, the Company launched a warrant exchange program pursuant to which holders of certain warrants issued by the Company in October 1999 can exchange such warrants that (i) expire in October 2004; (ii) do not provide for cashless exercises; and (iii) include a per share purchase price of $3.25 for new warrants that (i) expire on October 31, 2006; (ii) provide for cash-less exercises; and (iii) include a per share purchase price of $2.25. The exchange can be consummated for a $0.50 per warrant share exchange fee prior to November 30, 2003 and could generate gross proceeds to the Company of up to $1.4 million.

Item 2.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. Statements made in this report that are not historical facts are forward-looking statements that involve risks and uncertainties. Such forward-looking statements reflect the current view of Helix BioMedix, Inc. (the "Company") with respect to future events and financial performance. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "plan" and similar words, although some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under "Factors That May Affect Plan of Operations." These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

     o Group 1 comprises those applications that are best pursued in the near term by larger, industry-specific partners. The Company will seek to out-license or sell product development rights for these non-core applications at the earliest opportunity. Group 1 opportunities include cosmetics/cosmeceuticals, biocides, agricultural applications, and certain pharmaceutical initiatives such as anti-cancer and anti-parasitic therapeutics. Group 1 activity/advances during Q3 or the first nine months of 2003 included the following:

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

     o Group 2 comprises those applications that can profitably be advanced further by the Company. Helix BioMedix will seek to develop these product initiatives more fully with in-house resources prior to seeking a commercial partner. Group 2 opportunities include broad-spectrum antibiotics, therapies relating to cystic fibrosis, treatments for sexually-transmitted diseases, topical skin infections, and wound-healing therapies. Group 2 advances/activity during Q3 or the first nine months of 2003 included the following:

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

During Q3 of 2003, the Company filed its National Phase applications for PCT/US02/09534, "Short Bioactive Peptides and Their Methods of Use."

                              Results of Operations

Revenues approximated $28,000 and $69,000 in Q3 and the YTD periods in 2003, respectively, principally from royalties from a license with NuSkin Enterprises. No revenues were earned during Q3 or the first nine months in 2002.

Since the Company has not earned a material amount of revenues, it is still considered to be a development stage company and its revenues are expected to continue to be significantly less than its expenses for the foreseeable future.

Total operating expenses in Q3 2003 approximated $1,789,000 compared to total operating expenses of $635,000 during Q3 of 2002, representing an increase of approximately $1,154,000 (or 182%). For the Q3 YTD period, operating expenses increased 85% from $1,673,000 to $3,087,000.

Research and development expenses approximated $210,000 in Q3 2003 compared to $115,000 in Q3 2002, representing an increase of $95,000 (or 83%). For the first nine months, research and development expenses increased $296,000, (or 78%), from $378,000 to $674,000. The higher level of expenditures resulted primarily from increases in compensation, an increase in headcount and increased expenses for external trials and studies. Management anticipates that expenses for external trials and studies will continue to increase as the Company seeks to commercialize its peptide technologies.

Depreciation and amortization expenses totaled $29,000 and $87,000 in the 2003 Q3 and YTD periods, up $7,000 (or 32%) and $21,000 (or 32%) from the prior year periods. The higher level of expenses is due to acquisition of fixed assets and increases to capitalized patent costs during 2002 and the first nine months of 2003, in particular the acquisition of a mass spectrometer in late 2002.

Accounting, legal and professional expenses were approximately $59,000 in Q3 of 2003 compared to $38,000 in 2002. For the YTD period, 2003 expenses equaled $153,000 compared to $145,000 in 2002. The increases of $21,000 (or 56%) in Q3 and 8,000 (or 6%) in the YTD period resulted primarily from higher accounting fees.

Consulting fees approximated $41,000 in Q3 of 2003, down $74,000, (or 65%), from the prior year. For the Q3 YTD period, consulting fees decreased $86,000 (or 30%), from the restated 2002 balance of $286,000. Consulting fees for Q1 2002 were restated during Q4 of 2002. The decrease for both Q3 and the Q3 YTD periods are due to reduced stock-based compensation charges, partially offset by an increase in consulting fees paid to certain strategic financial consultants.

Other general and administrative expenses totaled $1,451,000 in Q3 of 2003, up $1,106,000 (or 321%), from the restated Q3 total in 2002. In the Q3 YTD period, other general and administrative expenses approximated $1,973,000, up $1,175,000 (or 147%). The increases during Q3 and the YTD periods primarily resulted from increases in stock-based compensation for certain officers in 2003 as well as the hiring of the Company's Executive Vice President and the Chief Financial Officer in June 2002 and increases in insurance costs, contract labor for temporary employees and certain non-income taxes and licenses.

There was no interest expense in Q3 or the YTD period in 2003. In the Q3 and YTD period in 2002, interest expense totaled $173,000 and $463,000, respectively. The Company's notes payable to a related party, which totaled $163,000 at September 30, 2002, were paid in December 2002 and the Company's convertible notes payable, which totaled $3,016,000 at September 30, 2002 were converted to equity in December 2002.

Interest income in the Q3 and YTD periods in 2003 totaled $5,200 and $14,200, respectively, compared to $1,400 and $5,900 in the corresponding periods in 2002. The increases of $3,800 (or 271%) and $8,300 (or 141%) are due to higher average cash balances in 2003 compared to 2002, due largely to the Company's sales of common stock partially offset by lower interest rates earned on excess cash balances.

The net loss in Q3 2003 totaled $1,756,000 ($0.14 per share), up by $949,000 (or 118%), from $807,000 ($0.16 per share) in 2002. In the YTD periods, the net loss was $3,004,000 ($0.25 per share) in 2003, up by $875,000 (or 41%), from
$2,129,500 ($0.46 per share) in 2002. The cumulative net loss from inception (November 7, 1988) to September 30, 2003 totals approximately $13,726,000. The increases in weighted average net shares in the Q3 2003 quarter and YTD periods compared to the corresponding periods in the prior year are due to convertible notes payable that were converted into equity in December 2002, plus additional equity financings in the second half of 2002 and the first quarter of 2003.

                               Financial Condition

The Company's cash balance was $1,527,000 at September 30, 2003, representing an increase of $496,000 (or 48%), from the December 31, 2002 total of $1,031,000. The increase is primarily due to the receipt of proceeds from 2003 equity financings, reduced by $1,725,000 of cash used for operations in the 2003 YTD period. During Q1 of 2003, the Company recorded gross proceeds approximating $2,187,000 from the sale of 2,187,000 shares of common stock. All such proceeds were received by September 30, 2003.

Investing activities during YTD 2003 consist of a minor amount of property and equipment additions and approximately $101,000 of payments for intangible assets, primarily capitalized patent costs.

The Company has a limited history of operations. Since inception, the Company has incurred significant losses and, as of September 30, 2003, had an accumulated deficit of approximately $13.7 million. Management believes the Company's existing cash balances, approximating $1.5 million as of September 30, 2003 will be sufficient to meet the Company's requirements only through the first quarter of 2004, which raises substantial doubt about our ability to continue as a going concern. It will therefore be necessary to raise additional capital or to complete licensing contracts to fund operations beyond this point. Management is actively discussing investment alternatives with its Board of Directors, its outside advisors and potential investors. There can be no assurance such efforts will be successful and that adequate funds will be available to the Company. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations.

In November 2003, the Company launched a warrant exchange program pursuant to which holders of certain warrants issued by the Company in October 1999 can exchange such warrants that (i) expire in October 2004; (ii) do not provide for cashless exercises; and (iii) include a per share purchase price of $3.25 for new warrants that (i) expire on October 31, 2006; (ii) provide for cash-less exercises; and (iii) include a per share purchase price of $2.25. The exchange can be consummated for a $0.50 per warrant share exchange fee prior to November 30, 2003 and could generate gross proceeds to the Company of up to $1.4 million.

                             Contractual Commitments

The Company does not currently have any off-balance sheet arrangements, except for the Company's office lease.

                    Factors That May Affect Plan of Operation

This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in this report and the information incorporated by reference, including the risk factors described in our most recent Form 10-KSB filed with the Securities and Exchange Commission.

The Company has a limited history of operations. Since inception, the Company has incurred significant losses and, as of September 30, 2003, had an accumulated deficit of approximately $13.7 million. Management believes the Company's existing cash balances, approximating $1.5 million as of September 30, 2003 will be sufficient to meet the Company's requirements only through the first quarter of 2004, which raises substantial doubt about our ability to continue as a going concern. It will therefore be necessary to raise additional capital or to complete licensing contracts to fund operations beyond this point. Management is actively discussing investment alternatives with its Board of Directors, its outside advisors and potential investors. There can be no assurance such efforts will be successful and that adequate funds will be available to the Company. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations.

As a result of questions concerning our status as a going concern, potential licensees and strategic partners may decide not to do business with us. The success of our operations will depend on our ability to attract licensees and strategic partners to our peptide technology. Due to concerns regarding our ability to continue operations, these third parties may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business will suffer significantly.

The future sale of our common stock could negatively affect our stock price. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. As of October 31, 2003, the Company had 12,219,230 shares of Common Stock outstanding of which approximately 8,905,000 shares were restricted but were or will become eligible for trading under Securities Act Rule 144 within the next six months.

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing. The market price of our common stock has and may continue to fluctuate substantially due to a variety of factors, including:

     o Announcements of technological innovations or new products or services by us or our competitors;
     o    Media reports and publications about immunotherapy;
     o    Results of our clinical trials;
     o Announcements concerning our competitors or the biotechnology industry in general;
     o    New regulatory pronouncements and changes in regulatory guidelines;
     o    General and industry-specific economic conditions;
     o    Additions or departures of our key personnel;
     o Changes in financial estimates or recommendations by securities analysts;
     o    Variations in our quarterly results;
     o    Announcements about our collaborators or licensors; and
     o    Changes in accounting principles.

The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management's attention and resources and harm our financial condition and results of operations.

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There were no significant changes during the quarter in the Company's internal controls over financial reporting or in other factors that could significantly affect, or is reasonably likely to significantly affect such internal controls.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the first nine months of 2003, the Company continued to raise capital through the sales and issuance of shares of its common stock in accordance with Regulation D under Section 4(2) of the Securities Act of 1933. The Company recorded gross proceeds in the amount of $2,207,854 at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investment. The exercise price of the warrants equals $1.00 per share. Approximately $2,187,000 of the new equity financing was received in cash during the 2003 YTD period. In the 2003 YTD period, the Company also collected $135,000 of stock subscription receivables that were outstanding as of December 31, 2002.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 22, 2003, the Company announced the adoption by its Board of Directors (the "Board") of a Shareholder Rights Plan pursuant to which all of the Company's stockholders as of September 15, 2003 (the "record date") will receive rights to purchase shares of a new series of Preferred Stock.

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

(b) Reports on Form 8-K.

         On August 21, 2003, the Company filed a current report on Form 8-K, to report the adoption of by the Board of Directors of a Shareholder Rights Plan pursuant to which all of the Company's stockholders as of September 15, 2003 (the "record date") will receive rights to purchase shares of a new series of Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HELIX BIOMEDIX, INC.



November 21, 2003                                  By: /s/ KERRY PALMER
                                                       -------------------------
                                                       Kerry D. Palmer,
                                                       Chief Financial Officer