Form 10KSB
period 2003-12-31
HELIX BIOMEDIX INC
filed 2004-03-26
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.

Delaware (State or other jurisdiction of incorporation or organization)	91-2099117 (I.R.S. Employer Identification No.)

22122-20th Avenue Southeast, Suite 148, Bothell, Washington 98021

(Address of principal executive offices)

(425) 402-8400

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

As of February 20, 2004, there were 12,349,719 shares of common stock, $0.001 par value, of Helix BioMedix, Inc. issued, and the aggregate market value of the common stock held by non-affiliates as of that date was approximately: $22,352,991.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2004 Annual Meeting of Stockholders to be held on April 30, 2004 are incorporated by reference into Part III of this Report.

HELIX BIOMEDIX, INC.

FORM 10-KSB

PART I
Item 1.	Business	3
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	27
Item 6.	Management’s Discussion and Analysis or Plan of Operation	28
Item 6a.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 7.	Financial Statements and Supplementary Data	32
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	53
Item 8a.	Controls and Procedures	53
PART III
Item 9.	Directors, and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	53
Item 10.	Executive Compensation	53
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	53
Item 12.	Certain Relationships and Related Transactions	53
Item 13.	Exhibits and Reports on Form 8-K	55
Item 14.	Principal Accountant Fees and Services	57
EXHIBIT 3.1
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 14
EXHIBIT 31
EXHIBIT 32

PART I

Forward-Looking Statements

Our disclosure and analysis in this Annual Report and the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	statements concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about our product development schedule;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and any other sources to meet these requirements;

•	statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

Words such as “believes”, “anticipates”, “expects” and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Certain Factors That May Affect Our Business and Future Results” in this Annual Report. Other factors besides those described in this Annual Report could also affect actual results. You should carefully consider the factors in the section entitled “Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Annual Report.

ITEM 1.     BUSINESS

Overview

We were originally incorporated in Colorado on February 2, 1988, then on November 1, 2000 we were incorporated in Delaware. Our headquarters and our research and development operations are located in Bothell, Washington. We make available on our website, free of charge, copies of our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing the information to the SEC. The Internet address for the information is http://www.helixbiomedix.com.

Our primary commercial objective is to enter into royalty-bearing licenses that assign the rights to use specific proprietary peptides in distinct fields of application. These fields of use include:

•	Pharmaceutical applications such as broad-spectrum topical anti-infectives with efficacy against bacterial, fungal, viral and parasitic pathogens; wound healing agents; and, the treatment and prevention of certain sexually- transmitted diseases;

•	Non-pharmaceutical applications such as anti-wrinkle/anti-aging additives for skin-care products; anti-bacterial adjuvants for oral care and personal hygiene products; and agricultural applications involving plant protection and animal health; and,

•	Dual-use applications which are potentially suitable for both prescription pharmaceuticals and consumer products. For example, our peptide that has demonstrated efficacy in treating acne, inflammation and infection might be used to improve the formulation of over-the-counter acne medicines, and might also form the basis of a prescription anti-acne therapy. Our biocides may be integrated into “U.S. Food and Drug Administration” or FDA-approved applications such as implantable devices and catheters, as well as certain consumer products such as food preparation surfaces, detergents, and deodorants.

Product Development

Our mission is to become an industry leader in developing and commercializing bioactive peptides (small proteins). The exceptional antimicrobial and wound healing properties of these proprietary molecules qualify them for inclusion in a wide range of both pharmaceutical and consumer products.

Our synthetic peptides are essentially “designer molecules” based upon peptides found naturally in the immune systems of many life forms including humans and other mammals, amphibians, and insects. Both the naturally-occurring peptides and our synthetic peptides perform two major functions for their host:

•	First, when invading bacteria or other disease-causing pathogens challenge the host’s immune system, these peptides puncture or disrupt the cell membrane of the invader, thereby causing it to disintegrate and die.

•	Second, when the host is wounded, these peptides facilitate recovery by signaling the immune system to up-regulate critical components of the wound healing process.

All of our product candidates rely upon one or both of these mechanisms-of-action. These two characteristic functions of bioactive peptides offer the prospect of generating novel pharmaceutical agents, and providing value-added enhancements for many over-the-counter therapeutics and consumer products.

We have developed a proprietary library containing a broad and diverse array of synthetic bioactive peptides. Our peptide library is protected by an extensive intellectual property estate composed of both composition-of-matter and use patents. We believe that the broad claims and early priority dates of our patent estate represent important competitive advantages, and that no other competitor controls such an extensive and diverse peptide library.

We currently hold 46 patents issued in the United States, Canada, Europe, Japan, Korea, and Australia. These patents cover six distinct classes of peptides, comprising more than 100,000 unique peptide sequences. The control of a patent-protected molecule library comprising several structural classes of peptides distinguishes us from our competitors, many of whom are attempting to develop only a single class of peptide for multiple applications. The breadth of this library offers our scientists an exceptionally wide range of options in matching optimal peptides with individual product or therapeutic requirements.

We have conducted a detailed analysis of our library in order to match the activity of specific peptides against a broad panel of pathogens, including bacteria, fungi, viruses, and parasites. This screening process has generated detailed efficacy/toxicity/specificity profiles for many of our lead peptides. We now understand how our lead peptides perform in vitro and, in many cases, have confirmed their performance profiles in vivo.

Our out-licensing strategy seeks to leverage the resulting “edited and indexed” peptide library by collaborating with outside parties who possess specialized research and development expertise in each targeted field of use. Consequently, we are well-positioned to respond to new product opportunities when a prospective licensee identifies the need to combat a specific pathogen involved in a target condition or application.

We rely upon a network of collaborators including our scientific advisory board, outside laboratories, academic thought-leaders, and potential commercial partners to supplement our in-house expertise. This loosely-affiliated network of collaborations provides us with staff, laboratory resources, and application-specific expertise well beyond what an early-stage development company could afford to support on a full-time basis. For example, Dr. Richard Gallo (Director of Dermatology — University of San Diego), a world-renowned wound-healing expert, has performed our in vivo tests for peptide utility in this area. Our topical anti-infectives are being developed in the laboratories of Dr. George Rodeheaver (Director of Wound Research — University of Virginia).

This network of outside collaborations allows us to operate with a relatively small full-time staff while pursuing a broad array of commercial opportunities. We also have the capacity to pursue licenses for an exceptionally wide range of applications because our business strategy is to focus on the pre-commercial segments of the product development life-cycle, prior to market launch.

We are now equipped with an array of potential lead peptides that have been pre-qualified in order to match specific required efficacy with high value-added unmet therapeutic needs. The most scientifically and commercially compelling of these product opportunities have been selected for accelerated development. We have focused our in-house research and development efforts on the pursuit of licensees and commercial partners for those product applications that best match the efficacy of our lead peptides.

To date, certain of our peptides have demonstrated promising levels of activity across a broad range of applications. Both the efficacy and the toxicity of many of our lead peptides have been subjected to extensive in vitro and, in some cases, in vivo evaluation. In addition, we have successfully completed confirmatory human panel tests evaluating our anti-acne product and our anti-wrinkle skin-care additives. Our research efforts have established that certain of our peptides:

•	increase the speed of wound healing and reduce the inflammation associated with scarring as demonstrated through standard in vivo animal models;

•	stimulate the proliferation of fibroblasts and reverse skin sagging in vivo, two of the major factors in preventing wrinkles and de-aging skin;

•	kill the bacteria known to cause acne and reduce the severity of this condition in vivo;

•	prevent the infection of wounds by all significant pathogens in vivo;

•	kill many of the bacteria, viruses, and yeasts (in vitro) involved in sexually-transmitted diseases, or STDs, and prevent the acquisition of certain STDs in vivo;

•	exhibit the characteristics likely to qualify them for use as broad-spectrum biocides; and,

•	appear to protect plants and animals from certain forms of life-threatening bacteria.

As a consequence of our success in the laboratory and in pre-clinical testing, we commenced the solicitation of prospective licensing partnerships during the third quarter of 2003. At that time, we engaged Technology Catalysts, Inc. to assist with evaluating our most promising market opportunities, and to advise us in pursuing a growing list of potential licensing/partnering alternatives. As of February 29, 2004, we were engaged in early-stage discussions with several potential collaborators for our peptides.

Our potential commercial partners include some of the largest and most respected companies in the cosmetics, consumer products, and pharmaceutical industries. Some of these companies are currently conducting tests in their own laboratories to evaluate our peptides for use in high-volume, value-added products.

Achieving a commercially-attractive cost of product is vital to our success. Historically, the therapeutic use of peptides has been limited primarily to high per-unit cost products such as prescription pharmaceuticals. Only in recent years have significantly more efficient, low-cost manufacturing techniques, such as sub-unit synthesis, been capable of producing synthetic peptides in commercial quantities at attractive costs.

In addition, we have designed certain peptides that are efficacious at very low concentrations (1-5 ug/ml). This combination of improved manufacturing techniques and relatively low-dosage peptides makes it cost effective to include these peptides in a much broader range of products than was formerly possible (e.g., lower margin over-the-counter or consumer products).

Helix Peptide Technology

Our technology is based upon the design of synthetic peptides that are more powerful than those occurring in nature, and which retain their superior efficacy at acceptably low levels of toxicity.

A peptide is a chain of molecules known as amino acids, one of the basic building blocks of all living things. Chains of 2 to 50 amino acids are generally referred to as “peptides”, while much longer amino-acid chains are traditionally classified as “proteins”. In nature, these molecules are employed by a wide range of living organisms to defend against disease, regulate the immune system, and aid in wound healing. These molecules are termed “peptides of the innate immune system” and, in the majority of cases, are positively charged (cationic) and exhibit antimicrobial properties.

It is now well-established that peptides of the innate immune system play a critical role in the defense and healing of many species of mammals, amphibians, and insects. However, most of these naturally-occurring peptides function within a moderate spectrum of activity, and only very modest quantities of these peptides are typically present within the immune system. Consequently, there appears to be considerable potential for supplementing the natural functions of the immune system with improved synthetic peptides that are delivered in larger quantities and with more powerful configurations than those provided by nature.

We have modified naturally-occurring peptides by rearranging the order and combination of their amino acids, and by substituting and deleting additional amino acids to produce synthetic peptides having a broader spectrum of therapeutic activity and improved potency, specificity, and toxicity profiles. Our patented synthetic peptides exhibit the same two fundamental mechanisms of action that characterize their naturally-occurring analogs: (1) defense against inflammation and infection; and, (2) stimulation of the healing process.

Our scientific team is capitalizing upon these two mechanisms-of-action for clinical applications such as the prevention and treatment of microbial infections, the treatment of inflammatory disorders, and the treatment and care of wounds. These two mechanisms-of-action also have considerable potential for non-clinical applications such as anti-microbial biocides, skin care products, oral and personal care products, and cosmetics. For example, certain of our bioactive peptides appear to selectively kill the bacteria that cause acne-related inflammation and infection. This reduced inflammation typically results in decreased scar formation, and improves subsequent skin appearance for those suffering from this condition. In this instance, the dual functionality of these bioactive peptides (killing pathogens/accelerating the healing process) offers the potential for a revolutionary range of products that provide both therapeutic and cosmetic benefits.

Commercial Development Strategy

We are a product development company organized to derive revenue from licensing our peptide-based technology to partners who possess sales, marketing, and/or manufacturing expertise. The tactical implementation of our business plan involves:

•	the development of detailed efficacy/toxicity/specificity profiles in order to identify lead therapeutic peptide candidates;

•	the rigorous pairing of our most scientifically-promising peptides with their most commercially-rewarding market applications; and,

•	out-licensing the resulting peptide/application match to the corporate partner best positioned to develop it.

The practical objective of this commercial matchmaking process is to select those product areas and therapeutic needs to which our peptides may best be applied, and to direct further in-house development resources only to those opportunities that offer us the most attractive cost/benefit equation.

We intend to commercialize most, if not all, of our products and therapies with the assistance of large corporate partners. In view of the cost and complexity of bringing new drugs and branded consumer products to market, we have concluded that it is prudent to seek strategic alliances and licensing arrangements with larger, well-financed companies. We believe that this business model will allow us to conserve and leverage our scientific and financial resources, hedge our technology risk by diversifying our commercial targets, and access markets that would not otherwise be addressable by a company of our size.

Our revenue model is based upon generating technology access fees, progress benchmark payments, and royalties from strategic partners who will assume primary responsibility for product formulation, development, manufacturing, and marketing. We have no plans to enter large-scale manufacturing, or to develop the sales, marketing, and distribution capabilities typical of those maintained by large pharmaceutical and consumer products companies.

If we succeed in out-licensing several of our peptides, we expect that the resulting royalty streams will be substantial. We are currently targeting very large market opportunities. This strategy is driven, in part, by the minimum addressable market size that our prospective commercial partners typically require before they are prepared to proceed with a product reformulation or introduction.

Our cost structure as a technology development and licensing company allows us to monitor and control our uses of cash with considerable accuracy.

While we plan to license each commercial application of our technology prior to the marketing and manufacturing stages of its product development life-cycle, we are well aware that the farther we are able to advance any given product toward commercial launch, the more the resulting license will be worth. Consequently, our scientific team is charged with the responsibility of identifying those commercial opportunities that will repay the in-house investment required to further demonstrate in vivo efficacy, test alternative peptides, fine-tune dosages, and/or explore final formulations in collaboration with an identified commercial partner. Product or market opportunities that do not justify such additional investments on our part will be out-licensed as soon as possible in order to generate near-term revenue.

In the case of prescription pharmaceutical opportunities, we expect to out-license our peptides prior to the commencement of any large-scale FDA trial. This strategy is intended to lock in the prospect of receiving milestone-driven revenues long before the resulting products are ready for market. It also avoids the risk of funding the substantial costs of conducting FDA-mandated trials with no certainty as to their outcome, while still preserving the potential of receiving an attractive stream of future royalties.

Potential Commercial Applications

Recent product introductions by pharmaceutical as well as consumer product companies have validated the potential of bioactive peptides for enhancing over-the-counter therapies, and creating entirely new classes of prescription therapeutic agents.

Peptide-based pharmaceuticals such as Fuzeon™, developed by Roche, have been met with acceptance and success in the marketplace. There are currently more than thirty peptide-based therapeutics on the market, with more than one-hundred others in various stages of development.

Improvements in manufacturing costs have also encouraged the introduction of peptides into lower-priced consumer product applications such as the Regenerist™ anti-wrinkle cream marketed by Olay, and L’Oreal’s Plenitude™, a derma-peptide product designed for mature skin.

We are currently pursuing commercial opportunities that may be divided between clinical and non-clinical applications as follows:

Pharmaceutical/Clinical Products

We are well advanced in the process of evaluating and matching potential clinical opportunities with our peptides. As antimicrobial agents, our peptides have demonstrated promise in the treatment of bacterial, fungal, protozoan, and viral infections in vitro and, in some cases, in vivo. Consequently, certain of these peptides may have applications as broad-spectrum topical anti-infectives, and for specific indications such as sexually-transmitted diseases, the prevention and treatment of wound infections, and combating fungal or parasitic conditions. In addition, our peptides may be used as broad-spectrum biocides in clinical applications such as antimicrobial coatings for catheters and implantable medical devices.

The stimulation of wound healing and the reduction of inflammation and scarring produced by certain of our peptides qualify these compounds as promising candidates for new therapeutic alternatives in treating chronic and surgical wounds, burns, and severe dermal conditions such as eczema and atopic dermatitis.

Certain of our peptides show promise for use as broad-spectrum anti-infectives capable of rapidly killing drug-resistant bacteria. Microbial resistance mechanisms directed against traditional antibiotics are not effective against antimicrobial peptides. Because peptides attack more than one target within a pathogen and perform this task quickly, pathogens are very unlikely to develop resistance. Peptides occurring naturally in plants and animals have existed for millions of years without inducing microbial resistance.

Over-the-Counter and Consumer Products

Certain of our peptides also appear to have potential over-the-counter applications that do not require FDA approval. In many instances, commercialization of these over-the-counter products may be less costly and time-consuming than the commercialization of prescription pharmaceuticals.

Prospective over-the-counter applications of our peptides include: adjuvants for skin care cosmeceuticals such as anti-acne and anti-aging/anti-wrinkle products; biocides for working surfaces benefiting from sterile conditions (e.g., food preparation, semiconductor manufacturing, and personal care products such as toothbrushes). Certain of our peptides may also be appropriate for inclusion in antiseptic products such as deodorants and mouthwash. In addition, the potential substitution of our peptides for antibiotics used in animal feeds and supplements forms the basis of our announced collaboration with Pyxis Genomics.

Commercial Partnership Development

A substantial portion of our senior management time is now being dedicated to interacting with companies that are considering the inclusion of our peptides in either existing or prospective products. We are seeking to identify and develop our licensing opportunities selectively, by “pre-qualifying” these partners through the following two-stage process:

•	Stage 1 — Preliminary Marketing Package: Initially, our scientific team generates only the minimum in vitro/in vivo data sufficient to provoke further evaluation of our peptides for a specific application or therapy. We disseminate these application-specific, preliminary data packages to relevant pharmaceutical and consumer products companies with potential interest. The objective of distributing these semi-customized, proof-of-concept data packages is to identify partners interested in either: (i) licensing the subject peptide based upon their own further research; or (ii) entering a co-development process with us to further advance our peptide for its targeted product or therapy.

The quantity, quality, and detail of the data required to attract preliminary licensing interest will differ for each industry and application. For example, a commercial partner facing the evaluation process mandated by the FDA for pharmaceutical applications may have preliminary data requirements that differ significantly in form and emphasis from the data required by a potential partner exploring an agricultural application or the enhancement of an unregulated cosmetic product.

•	Stage 2 — Collaborative License Development: Once a prospective licensing partner demonstrates serious interest in evaluating our peptides for use in their products or therapies, we essentially become co-developers in advancing the opportunity to licensure.

Our participation in the co-development process will vary materially in each case, depending upon the nature of the product opportunity, the test and formulation data needed to reach an affirmative commercial commitment, and our in-house ability to produce the incremental tests and data required. In some cases we merely screen and supply peptides for testing and analysis by our prospective partner. In other cases, we may perform reimbursed testing in-house, contract for third-party analysis, or develop a joint evaluation program in collaboration with our partner.

Ultimately, we must judge in each case whether the cost of dedicating our limited resources to further product development justifies the expected value of capturing the relatively larger future income stream that should result from hedging our partner’s risk through active co-development.

Product Initiatives

We have identified the following criteria for evaluating prospective commercial applications for our peptides: (i) the intrinsic promise of our research data; (ii) the scale of the target market; (iii) the potential product’s estimated time-to-revenue (which can precede market introduction by several years); (iv) the prospects for attracting commercial partnerships; (v) the prospects for generating near-term milestone progress payments; (vi) the current standard of care; and (vii) the alternative therapeutic options, product alternatives, and/or prospective competition.

As described more fully below, we are actively pursuing the following six product categories which conform to our commercial selection criteria: Cosmetics and Cosmeceuticals; Biocides; Topical Anti-infectives; Prevention and Treatment of Sexually-transmitted Diseases; Wound Healing; and, Animal/ Plant Health.

Cosmetics/ Cosmeceuticals

There are three applications within the cosmetics industry where our peptides have demonstrated attributes that appear to have commercial potential: (i) as anti-inflammatory, anti-bacterial, and wound-healing ingredients for use in anti-acne products, (ii) as anti-wrinkle/anti-aging ingredients for use in cosmetics, cosmeceuticals, and skin enhancers; and (iii) as preservatives.

Acne therapy: We have developed a lead peptide known as HB64 that has shown clinical promise for use in re-formulating over-the-counter acne products. In two clinical trials conducted by dermatologists during 2003, HB64 demonstrated an ability to reduce the severity of mild to moderate acne. We are now developing an improved formulation of our HB64-based product. In addition, certain of our anti-bacterial/anti-inflammatory peptides may also be suitable for use as the active ingredients in a prescription therapy for acne.

It is estimated that nearly 45 million people in the United States have acne, which is the most common skin disorder of adolescence and early adulthood (ages 15-24 years) with a prevalence of approximately 85%. The U.S. market for acne medications represents approximately $2.0 billion in annual sales.

The cause of most acne conditions is well established. Excess bacteria located on the skin surface lead to a declining cascade of dermal irritation, inflammation, infection, and frequent scarring. The most important bacterium associated with acne is Propionibacterium acnes (P. acnes).

There is no broadly effective, non-toxic anti-bacterial treatment for acne. Current therapies for acne include over-the-counter formulations, prescription therapies, and both topical and systemic antibiotics approved for other indications. The combination of the anti-inflammatory, anti-bacterial, and anti-scarring functions of peptides make them ideally suited for improving the condition and appearance of acne-affected skin.

A large potential market awaits an effective anti-bacterial ingredient capable of improving the acne condition and reducing the likelihood and severity of scarring. Sales of over-the-counter products such as Clearasil™, Clean & Clear™, and Neutrogena™ comprise approximately 40% of the acne therapeutics market, and account for more than $800 million in annual sales. A reformulation of these non-prescription therapies could potentially increase their use and market share in view of the limited efficacy of other therapeutic alternatives.

Pharmaceuticals typically prescribed for treating severe acne include Accutane™ (Hoffman-La Roche) and topical retinoids such as Differin™ and Retin-A Micro™. However, there are issues of toxicity with all of these products, and with Accutane™ in particular. In addition, topical retinoids do not work in all cases and more effective therapies such as Tazorac™ (Allergan) have produced significant side effects such as irritation, burning, dryness and peeling. In the case of antibiotic formulations, increasing bacterial resistance is severely limiting their efficacy. Antibiotic resistance in P. acnes strains has been reported worldwide, with the incidence of antibiotic-resistant P. acnes now exceeding 60%. Doctors are experimenting with photodynamic and laser-based treatments to kill the acne-associated bacteria, but no current regimen for treating acne has met with universal success.

In addition to the need for an effective anti-bacterial medical treatment for acne, the facial scarring resulting from severe acne represents an important cosmetic issue. In aggregate, more than 20 million Americans have suffered from acne conditions severe enough to cause scarring. However, only 11% of Americans with acne visit a clinician to address their condition, leaving a large proportion of the affected population to treat their acne with relatively ineffective over-the-counter cosmeceuticals.

Certain of our peptides have demonstrated potent and highly specific activity in vitro against the micro-organism P. acnes most frequently associated with acne infection. At extremely low concentrations (1-2ug/ml = 0.0001% wt/vol solution) our peptides can kill 99.9% of the P. acnes bacteria in less than 5 minutes. Certain peptides in our library have also demonstrated in vivo the potential to act as anti-inflammatory agents by down-regulating those genes in immune cells (macrophages) that cause swelling, redness, and the risk of scarring when activated by acne bacteria. Finally, a peptide-based acne therapy promises to be non-toxic and well-tolerated. At more than 100x the therapeutic concentration described above, our peptides do not induce any signs of skin irritation.

Our HB64 peptide was recently selected for human panel testing based upon its favorable efficacy/toxicity profile and its commercially-viable cost (approximately $0.06 per fifteen-gram container, prior to optimizing full-scale production). In two sequential human panel tests conducted by DermDx Centers for Dermatology, HB64 was evaluated for efficacy in reducing mild to moderate acne symptoms. These trials comprised both patient and physician assessments. At commercially-viable dosage levels, more than 40% of the patients evidenced reduction in acne infection (papules/pustules) as determined by physician assessment. Seventy-eight percent (78%) of the study participants indicated that our HB64 peptide gel improved their complexion, and 96% of the study participants indicated that our therapy was equal or superior to other acne products they had previously used.

At this stage, HB64 exhibits all of the attributes required for an effective anti-acne product:

•	demonstrated efficacy;

•	water solubility;

•	shelf-stability in solution;

•	not inhibited by salicylic acid (a required adjuvant);

•	non-irritating;

•	non-sensitizing;

•	positive physician and patient response; and,

•	commercially-viable cost.

We are currently re-formulating our non-prescription HB64 gel containing salicylic acid, a well-established adjuvant. This improved formulation will be tested directly against Clearasil™, the over-the-counter market leader, in a human panel study commencing in the second quarter of 2004.

Anti-aging/anti-wrinkle treatments: Anti-aging cosmetics and cosmeceuticals represent a multi-billion dollar market. The products addressing this market typically rely upon two primary mechanisms of action:

•	the induction of cell re-growth through the sloughing off of old cells. This is the mechanism of action associated with the alpha and beta hydroxy molecules; and,

•	the induction of collagen and laminin which has the effect of increasing the elasticity of the skin. This is the mechanism of action associated with retinoic acids.

Peptides of the innate immune system have been specifically designed by nature to stimulate the proliferation of regenerative cells and are, therefore, ideally suited to producing the esthetically beneficial effects associated with traditional, artificial cosmetic ingredients. This phenomenon has been demonstrated in an animal model where certain of our peptides prevented skin sagging by enhancing the growth of new skin cells. Subsequent human panel testing has confirmed the apparent efficacy of our peptides in diminishing wrinkles and sagging.

Peptides of the innate immune system also cause both the proliferation of progenitor skin cells such as fibroblasts, and the induction of collagen and laminin. These activities are essential for effective wound healing, the role of such molecules in nature. Inclusion of these peptides in a cosmeceutical product would cause skin-associated cells such as kertinocytes and fibroblasts to increase in number and produce more collagen and laminin. The increased production of these substances typically causes the user’s skin to become more elastic and youthful in appearance.

We believe that the use of our peptides as ingredients in anti-wrinkle/anti-aging products should be very appealing to the cosmetics industry. The success of skin-care products such as Olay’s Regenerist™ and L’Oreal’s Plenitude™ illustrate the growing use of peptide-based formulations in skin-care/regeneration products.

Several of our peptides exhibiting the ability to stimulate fibroblasts have been subjected to standard industry skin sagging/wrinkling tests. In these tests, one peptide known as HB168pal, a six-residue peptide engineered for increased dermal penetration caused a 100% cessation of skin sagging, and a 15-20% reversal of prior sagging.

We are currently conducting advanced product tests in consultation with several prominent consumer products and cosmetics companies. These tests are designed to evaluate the use of our peptides in non-prescription skin-care treatments capable of improving fine dermal lines and wrinkles. During Q1 2004, we expect to complete a 40 person human panel assessment of HB168pal in a blinded, split-face trial evaluating the reduction of fine lines and wrinkles around the eyes. This trial will compare the efficacy of our peptide against Renova™, the only FDA-approved anti-wrinkle therapy in the market.

Cosmetics preservatives: Preservatives are used by the cosmetics industry in all products to ensure a long and stable shelf-life. However, the selection of agents to perform this function is not straightforward. Any preservative must prevent the spoilage of products by both bacteria and yeast, while not causing an allergic reaction in the user and not inducing antibiotic resistance in the bacteria that naturally inhabit the skin. The use of traditional antibiotics as cosmetics preservatives is clearly not an option because of the resistance issue, and the use of small molecule biocides can lead to allergic reactions and irritation. Peptides of the innate immune system have demonstrated: (i) the ability to kill pathogens rapidly; (ii) a low incidence of developing resistance; (iii) relatively low immunogenicity; and, (iv) very little tendency to cause irritation. In aggregate, these characteristics of peptides should encourage their use in non-clinical applications such as preservatives in cosmetics products.

Biocides

The use of antimicrobial peptides for keeping product surfaces free from microbial contamination represents an interesting and potentially revolutionary form of infection and disease control. We believe that the range of applications for biocidal/antimicrobial peptides is extensive. These applications comprise product candidates such as catheters, hip replacements and other implantable devices, surfaces in operating rooms or industrial plants requiring antiseptic conditions; and consumer products susceptible to contamination, such as cutting boards, counter surfaces, cooking utensils, toothbrushes, and cleaning compounds capable of killing antibiotic-resistant bacteria. Many of these potential market applications are very large.

The use of traditional antimicrobial agents either impregnated or applied to polymer surfaces has not progressed for three reasons: (i) concerns regarding the development of drug-resistant bacteria; (ii) the fact that these antibiotics do not tend to kill target bacteria very rapidly; and (iii) the technical challenges presented by attaching small molecule antibiotics to polymers.

None of these issues applies to antimicrobial peptides. First, the resistance threat posed by such peptides is very low and, in any event, antimicrobial peptides are active against multi-resistant organisms. Second, such peptides kill more than 99% of bacteria within minutes of contact, not only producing a very effective product, but also eliminating the need for large dosages or frequent reapplications. Finally, the technology required for incorporating peptides into a hydrogel or attaching them to a polymer surface is already well established.

We have entered into a research and product development agreement with a Fortune 500 company to evaluate our peptides for certain commercial products utilizing their biocidal properties.

Topical Anti-infectives

One of the most readily accessible markets for antimicrobial peptides involves topical applications which are consistent with the following attributes of our peptides: (i) their ability to kill pathogens rapidly; (ii) a low probability that bacteria will develop resistance to a peptide; (iii) their activity against multi-resistant organisms; (iv) their activity against a broad spectrum of pathogens; and (v) their activity in a wide range of biological environments such as the skin, the lungs and other epithelial surfaces.

The worldwide anti-infectives market is estimated to be in excess of $35 billion annually. This figure includes all topical anti-infective treatments, ranging from minor skin wounds to severe burns and trauma wounds experienced by patients in intensive care units. Anti-infective medications represent a growing segment of the drug market, comprising approximately 12% of total worldwide pharmaceutical sales in 2003. The continuing growth of anti-infectives is being driven, in part, by the emergence of new pathogens and new bacterial strains resistant to current drugs, and by a growing immuno-suppressed patient population susceptible to hospital-acquired infections.

Topical antibiotics are routinely used as prophylaxis against infection in burns, chronic wounds, and post-surgery. Over 60% of all patients who contract severe wound sepsis die from this condition and, with the growing incidence of antibiotic resistance in the hospital setting, this problem is becoming more acute. One of the significant challenges in the treatment of these severe wound conditions is that the agents typically used to keep wound sites free from infection (e.g., silver sulfadiazine and mafenide acetate) also inhibit wound healing. Certain of our peptides have demonstrated the ability to prevent infection while causing no clinical inhibition to wound healing. We believe that the delivery of broad-spectrum antimicrobial activity without inhibiting the wound healing process represents a unique combination of attributes not currently available in a single therapeutic.

The use of our peptides for more minor topical wounds and infections such as skin injuries, fungal infections, and small post-surgical wounds, also holds considerable promise. Topical anti-infective products typically contain several active ingredients such as polymyxin, bacitracin and fluconazole, in order to ensure broad spectrum anti-microbial coverage. The use of a single, specific peptide could ensure similar broad-spectrum protection against common bacteria, but would also be active against more severe threats such as Staphylococcus aureus and Pseudomonas aeruginosa.

It is widely recognized that currently-available antibiotics are becoming ineffective in treating many types of bacterial infections. Nearly every major strain of bacteria is now resistant to at least several classes of antibiotics, and numerous strains of bacteria have developed resistance to many or all available antibiotics. For example, approximately 50% of all Staphylococcus aureus strains found in U.S. hospitals are resistant to most antibiotics. This resistance has developed because of the prolonged exposure of bacteria and fungi to sub-lethal doses of these drugs, thereby allowing the pathogens to develop a broad assortment of self-protective mutations. The medical community now faces the daunting challenge of bacteria that have adapted and developed resistance to the very drugs upon which clinicians have relied so heavily.

At the same time that resistant strains of virulent bacteria were emerging, the physician’s arsenal of effective antibiotics was diminishing in size and efficacy. The number of antibiotics at all stages of development decreased since the 1980s, with a corresponding decline in antibiotic drug approvals. Moreover, most of the antibiotic drug initiatives launched during this period involved modified versions of well-established science. Until recently, most pharmaceutical companies believed that there was little need to develop new antibiotics. According to the National Foundation for Infectious Diseases, approximately half of all drug companies have abandoned their antibiotic research since the 1980s, with Eli Lilly, Procter & Gamble, and Bristol Myers Squibb eliminating their antibiotic product development efforts between 2001 and 2003.

A novel antibacterial drug that is equally effective against both antibiotic-sensitive and antibiotic-resistant pathogens would represent an important breakthrough in the treatment of many life-threatening infections. Simply adding new drugs to the existing antibiotic arsenal is not sufficient. So many microbes have become resistant to so many drugs, that an entirely new class of pharmaceutical agents is required. Only one new structural class of antibiotics (linezolid) has been introduced into medical practice in the past 30 years. There are very few novel classes of antibiotics currently undergoing clinical evaluation. Peptides represent virtually the only novel class of antimicrobials that are bactericidal, fungicidal, and broad-spectrum.

At the present time, Bactroban™, an antibiotic containing mupirocin, represents the standard of care in topical anti-infective therapy despite its limitations. As a static antibiotic formulation, the widespread use of Bactroban™ has inevitably fostered mupirocin-resistant bacterial strains. In addition, Bactroban™ is a narrow spectrum drug effective only against gram-positive pathogens.

The diversity of our compound library offers a wealth of peptide sequences and structures providing a broad base of bio-activities with therapeutic promise as topical anti-infectives. In particular, HB50 is a broad-spectrum antimicrobial peptide that has demonstrated activity applicable to a wide range of topical applications such as the prevention of post-surgical infections, burn wound infections, and skin infections. HB50 has demonstrated proof-of-concept in vivo by successfully preventing wound infection in a rat model.

In contrast to Bactroban™, HB50 is broad-spectrum having demonstrated in vivo activity against both gram-positive and gram-negative bacteria, fungi, enveloped viruses, and parasites. HB50 is also highly active against mupirocin-and vancomycin-resistant bacterial strains. We have demonstrated that HB50 effectively kills the pathogen in wounds infected with mupirocin-resistant bacteria, while Bactroban™ fails to do so. Unlike Bactroban™, HB50 kills pathogens very quickly at low concentrations, thereby reducing the likelihood of induced microbial resistance. Finally, HB50 has been developed specifically to include molecular sequences that are cost-effective to synthesize, thereby enabling this peptide to compete with current therapies.

In collaboration with Prof. George Rodeheaver (Director of Wound Research — University of Virginia), we have successfully demonstrated that HB50 exhibits the key attributes required for topical prophylaxis against wound infection:

•	dose dependent killing of multi-resistant, gram-positive bacteria (e.g., MRSA) equivalent to Bactroban™ in wounds, at half the dosage;

•	activity against a wide range of clinical isolates;

•	activity against gram-negative bacteria (e.g., P. aeruginosa) in wounds;

•	efficacy in preventing wound infection when Bactroban™ has failed due to pathogen resistance;

•	no inhibition of wound healing; and,

•	no evidence of pathogen resistance following one month of continuous exposure to HB50.

HB50 has now entered advanced formulation studies being conducted by MedPharm (U.K.) in order to optimize its delivery profile, release kinetics, and dosage. Following successful completion of these studies, we expect to commence investigative new drug or IND-enabling studies.

The in vivo experience with the topical application of our peptides and our in vitro data demonstrating anti-parasitic activity have led us to identify a peptide potentially capable of treating Leishmaniasis. Leishmaniasis is a parasitic disease of interest to the U.S. military in view of its growing incidence among our soldiers posted in the Middle East. These studies are being conducted in consultation with Walter Reed Medical Center.

Sexually-transmitted Diseases

According to the National Institute of Allergy and Infectious Diseases, chlamydia infection, gonorrhea and other sexually-transmitted diseases or STDs are among the most common infectious conditions reported to the Centers for Disease Control and Prevention. STDs are caused by a variety of contagious microbes that infect more than 15 million people in the United States each year. At current rates, at least one person in four will contract an STD at some point in his or her life.

Sexually-transmitted diseases cost the U.S. approximately $8 billion per year and, when complications such as pelvic inflammatory disease and cervical cancer are taken into account, this figure rises to approximately $16 billion per year. A broad spectrum microbicide capable of preventing the spread of STDs and providing topical treatment for these diseases would address an enormous market for which there is currently no acceptable standard of care.

In seeking to combat the most common STDs, researchers have increasingly focused on the development of virus- and bacteria-killing gels, foams, creams, or films. These products are typically designed for women to apply intra-vaginally prior to having sex. These microbicides work by killing the STD pathogens as they enter the body, or by creating a barrier to the pathogens, blocking their ability to enter or bind with cells.

Current prophylactic products directed at STDs include traditional antimicrobial agents, which are losing their effectiveness due to the increasing incidence of resistance, and topical microbicides which continue to be plagued by issues relating to toxicity. In addition, current microbicides often have a deleterious effect upon the body’s natural bacterial flora. By contrast, the role of peptides of the innate immune system is to protect exposed surfaces such as the epithelial surfaces of the mouth, the lungs and the genital tract. Peptides of the innate immune system have been demonstrated to have little negative effect on normal epithelial cells, such as those cells of the vaginal lining.

The ideal microbicides targeting STDs should be: (i) unnoticeable; (ii) fast-acting against a broad range of STD pathogens; (iii) inexpensive; and (iv) safe for use at least one or two times daily. In addition, microbicides should be formulated with and without contraceptive properties, so that reproductive decisions are separable from the risk for contracting STD infections.

Certain of our peptides offer considerable promise for therapies targeting most STDs, having demonstrated powerful bioactivity in vitro against many of the major causes of sexually-transmitted disease including Herpes Simplex virus, Chlamydia sp., Candida sp., Neisseria sp., and Haemophilus sp. We have also successfully demonstrated that certain of our peptides prevent the acquisition of STDs in vivo, using C. albicans as a test organism. These tests have encouraged us to pursue the development of a broad-spectrum therapeutic capable of significantly reducing the risk of contracting an STD. We have commenced pre-clinical formulation and testing of several peptide-based prophylactics, both spermicidal and non-spermicidal.

Due to their natural immune-system origins, our peptides are active against sexually-transmitted pathogens, but are not active against the essential natural bacteria that inhabit the vagina. This lack of activity against important natural vaginal bacteria, along with the safety profile of topically-applied peptides, qualify them for treating recurrent vaginitis, a condition affecting more than 10% of all women in the United States. We believe that the application of our peptides in treating and preventing vaginitis as well as a wide range of STDs has the potential to address a major underserved medical market.

Wound Healing

There are two key aspects of wound healing that can be enhanced or improved by therapeutic intervention: speed of healing and reduction in scarring. The latter typically involves the combination of suppressing inflammation and promoting efficient healing. Peptides of the innate immune system assist and modulate the body’s natural repair mechanism in order to promote efficient healing. This function appears to be controlled through a signaling process whereby peptides act as messengers modulating the response of specific inflammatory systems within local immune system cells such as macrophages.

The only products approved for the stimulation of wound healing are growth factors such as PDGF (Regranex™). However, growth factors have simply not proven to be as efficacious as clinicians had once envisioned. There remains a significant unmet need for a therapeutic capable of treating acute conditions such as burns or post-surgical wounds, as well as chronic wounds such as hard-to-heal diabetic sores and skin conditions such as eczema. In addition, the acceleration of wound healing demonstrated by bioactive peptides may be of particular value in topical dressings and bandages.

Our peptide known as HB107 causes the proliferation of fibroblasts, the cells required for efficient tissue repair and healing. This activity has been confirmed in vivo where HB107 both accelerated wound healing and diminished scarring. These phenomena have been demonstrated by HB107 in both rat and mouse model experiments performed independently at separate research centers.

During the rat-wound studies, it was observed that the peptide-treated rats exhibited accelerated wound healing along with a significant reduction in scar tissue formation. In the mouse surgical-model analysis performed by Prof. Richard Gallo (Chief of Dermatology — University of California at San Diego), HB107 was more effective than Regranex™ in accelerating wound healing. In addition, inflammation was observed to be significantly reduced, which may correlate with the reduced scarring demonstrated in prior rat-wound tests. Histological analysis also indicated a significant modulation of wound healing at the cellular level.

In a pilot test conducted by Charles River Laboratories, HB107 appeared to accelerate the regeneration of new cells (re-epithelialization) in the process of healing burn wounds. Pigs treated with relatively low concentrations of HB107 appeared to regenerate new cells faster than those treated with a placebo gel. This four-week study was conducted on full thickness burn wounds. Although only a small-scale study, regression analysis demonstrated that HB107 might be capable of reducing the time to achieve 50% re-epithelialization by nearly 40%. HB107 showed no signs of toxicity as determined by histology and extensive blood analysis.

HB107 has now entered formulation studies to optimize efficacy and dosing in preparation for the commencement of final IND-enabling studies. From a commercial perspective, it is noteworthy that the current retail price for Regranex™ is approximately $600 per 15-gram tube. HB107 is projected to cost between $1 and $3 for a comparable quantity of finished product.

Agricultural Applications

Plant Protection: Protecting crops with bioactive peptides represents an attractive alternative when compared to the inherent toxicity and cost of current pesticides:

•	more than 100 active ingredients used in pesticides have been found to cause cancer in animals and/or humans;

•	estimated annual costs for monitoring U.S. groundwater range from $900 million to $2.2 billion; and,

•	more than 10,000 people in the U.S. die annually from cancer related to pesticides.

Since our peptides are based upon molecules found in nature, they can be expressed in a variety of plant parts (e.g. leaves, roots, etc.) and are readily broken down and integrated by the plant. Consequently, these peptides are not carried forward to products derived from the plant, and will not alter the appearance, texture, or taste of the product which the consumer purchases. These attributes should facilitate the formulation of antimicrobial peptides that are cost effective and do not exhibit the toxicity that is characteristic of traditional pesticides.

We are currently evaluating the crop-protection characteristics of our peptides with the assistance of a major agricultural industry partner. The preliminary screening conducted by our commercial partner has identified several peptides with the ability to kill specific pathogens that threaten, infect and destroy many plants. Phytotoxicity evaluation of these peptides is now underway.

Animal Health: Antibiotics used in animal feedstock make a significant contribution to disease resistance and meat yield. However, the use of such antibiotics continues to generate a reservoir of resistant pathogens thought to be the cause of many clinical resistance problems now occurring in hospitals. Accordingly, the agricultural industry is seeking to remove antibiotics from animal feeds. An industry-wide search is now underway for non-antibiotic alternatives to protect animal health and preserve or increase meat yield.

Stimulation of the animal immune system represents one promising approach to replacing antibiotics in feedstock. Peptides of the innate immune system are known to stimulate cells to better defend against bacteria. Consequently, Pyxis Genomics, a Chicago-based animal health company, has entered into a collaborative research agreement with us to test our peptides as replacements for antibiotics used in animal feed and feed supplements. They are currently testing several of our peptides in vivo, in an industry-standard chicken model.

Manufacturing Efficiencies

One of the major challenges facing the commercial development of peptide technology has been the relatively high cost of production. Historically, peptides were prohibitively expensive for inclusion in consumer products or over-the-counter applications. Cost considerations restricted the use of peptides to prescription products where higher unit prices could be obtained, and a higher cost of goods could be absorbed.

The recent development of new production techniques, such as sub-unit synthesis, allows peptides to be manufactured at a cost which encourages their use in non-pharmaceutical applications for the first time. Five years ago, it could cost more than $1,000/gm to manufacture a peptide, depending upon its size. We are now actively discussing collaborations with two potential manufacturing partners, both of which control proprietary production technologies that should reduce the cost of peptides to as little as $10/gm.

Advances in peptide design have also contributed to the mitigation of product cost. Some of our newly-patented peptides are efficacious at concentrations of less than 1/1,000 of a milligram per milliliter. This combination of significantly more efficient manufacturing capabilities, and very powerful low-dosage peptides, will make it cost effective to integrate our peptides into lower-priced, non-pharmaceutical products.

We do not plan to manufacture peptides on a commercial scale. However, in support of the development process required to advance our licensing strategy, we have produced and maintain a small, inexpensive peptide inventory. In planning for commercial-scale production, we have sought collaborations with several credible, experienced manufacturers specializing in the production of peptides. With their assistance, we have developed production plans and costs that will support the inclusion of our peptides in a wide range of both consumer and clinical products. Several of these contract manufacturers are capable of scaling peptide synthesis to support all of our projected volume and configuration requirements.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws to protect our proprietary technologies and products. We aggressively seek U.S. and international patent protection applicable to our peptide technologies. We also rely on trade secret protection for our confidential and proprietary information and in-license technologies we view as necessary to our business plan. We have a portfolio of issued patents and patent applications covering six distinct classes of peptides comprising in excess of 100,000 unique peptide sequences. In general, we seek patent protection for composition of matter and broad areas of use for our membrane-disruptive peptides. We believe that our patent estate provides unusually broad and early patent coverage. Currently, we own or hold exclusive rights to eight issued patents and two pending patent applications in the United States. We also have thirty eight patents issued in foreign jurisdictions and numerous patent applications currently pending in foreign jurisdictions.

With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests. We have taken security measures to protect our proprietary know-how, technologies and confidential data and continue to explore further methods of protection. We require all employees, consultants and collaborators to enter into confidentiality agreements, and all employees and most consultants enter into invention assignment agreements with us. The confidentiality agreements generally provide that all confidential information developed or made known to the individual during the course of such relationship will be kept confidential and not disclosed to third parties, except in specified circumstances. These invention agreements generally provide that all inventions conceived by the individual in the course of rendering services to us will be our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection or adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by our competitors.

In the case of a strategic partnership or other collaborative arrangement which requires the sharing of data, our policy is to disclose to our partner, under controlled circumstances, only data that is relevant to the partnership or arrangement during the contractual term of the strategic partnership or collaborative arrangement, subject to a duty of confidentiality on the part of our partner or collaborator. Disputes may arise as to the ownership and corresponding rights to know-how and inventions resulting from research by us and our corporate partners, licensors, scientific collaborators and consultants. We cannot assure you that we will be able to maintain our proprietary position or that third parties will not circumvent any proprietary protection we have. Our failure to maintain exclusive or other rights to these technologies could harm our competitive position.

To continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our discovery, research, development and commercialization activities.

Competition

The cosmetic, biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many participants in these industries, as well as academic institutions and other research organizations, are actively engaged in the discovery, research and development of products that could compete with our products under development. They may also compete with us in recruiting and retaining skilled scientific talent.

We believe that we face two broad classes of competitors:

•	other companies developing therapies based upon peptide technology; and

•	companies using other technologies to address the same disease conditions that we are targeting.

We are currently aware of several companies that are utilizing peptide-based technologies for antimicrobial applications including: Adaptive Therapeutics, Inc., Agennix, Inc., AM Pharma Holdings, B.V., Cubist Pharmaceuticals, Inc., Demegen, Inc., Entomed SA, Genarea Corporation, Inimex Pharmaceuticals, IntraBiotics Pharmaceuticals, Inc., and Xoma Corporation.

Even if our peptide technology proves successful, we might not be able to be competitive in this rapidly advancing area of technology. Some of our potential competitors may have more financial and other resources, larger research and development staffs and more experience than us in researching, developing and testing products. Some of these companies also have more experience than us in conducting clinical trials, obtaining FDA and other regulatory approvals and manufacturing, marketing and distributing medical and consumer products. Smaller companies may successfully compete with us by establishing collaborative relationships with larger companies or academic institutions. Our competitors may succeed in developing, obtaining patent protection for or commercializing their products more rapidly than us. A competing company developing, or acquiring rights to, a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment, could render our product noncompetitive or obsolete.

Governmental Regulation

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, approval, manufacturing, labeling, storage, record-keeping, reporting, advertising, promotion, import, export, marketing and distribution, among other things, of drugs and biological products. In the United States, the FDA, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, subjects pharmaceutical products to rigorous review and regulation. If we do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our clinical trials may be suspended or terminated, our production may be partially or totally suspended, the government may refuse to approve our marketing applications or allow us to distribute our products and we may be subject to an injunction and/or criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations.

In order to obtain approval of a new product from the FDA, our collaborators must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture, quality, composition and labeling of the product in a new drug application or a biologics license application. In most cases, this proof entails extensive laboratory tests and preclinical and clinical trials. This testing, the preparation of necessary applications, the processing of those applications by the FDA and review of the applications by an FDA advisory panel of outside experts are expensive and typically take many years to complete. The FDA may not act quickly or favorably in reviewing these applications, or may deny approval altogether, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval, which could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approval that could restrict the commercial applications of these products. The FDA may withdraw product approval if we fail to comply with regulatory standards, if we encounter problems following initial marketing or if new safety or other issues are discovered regarding our products after approval. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce or eliminate the period during which we will have the exclusive right to exploit the products or technologies.

In order to conduct research to obtain regulatory approval for marketing, we or our collaborators must submit information to the FDA on the planned research in the form of an investigational new drug application. The investigational new drug application must contain, among other things, an investigational plan for the therapy, a study protocol, information on the study investigators, preclinical data, such as toxicology data, and other known information about the investigational compound. An investigational new drug application generally must be submitted by a commercial sponsor who intends to collect data on the safety and efficacy of a new drug or biological product prior to conducting human trials and submitting an application for marketing approval. In certain circumstances, an investigational new drug application may also be submitted which allows physicians to gain an initial understanding of the compound through an expanded access program. Data from expanded access trials can generally be used to support the safety, but not the efficacy, of a product.

After an investigational new drug application becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I clinical trials, the product is generally tested in a small number of patients or healthy volunteers primarily for safety at one or more doses. In Phase II, in addition to safety, the sponsor typically evaluates the efficacy of the product in a patient population somewhat larger than Phase I clinical trials. It is customary in cancer clinical trials for the FDA to allow companies to combine Phase I and Phase II clinical trials into a Phase I/ II clinical trial. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites and are intended to generate the pivotal data on which a marketing application will be based. The studies must be adequate and well-controlled and otherwise conform to appropriate scientific and legal standards.

Prior to the commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of an institutional review board responsible for protecting the welfare of study subjects for a site participating in the trials. The sponsor must also ensure that investigators obtain informed consent from all study subjects prior to commencement of each study, and the sponsor must comply with monitoring, reporting and so-called good clinical practice requirements throughout the conduct of the study, among other legal requirements. The FDA may prevent an investigational new drug application from taking effect, or may order the temporary or permanent discontinuation of a clinical trial, at any time. An institutional review board may also prevent a study from going forward, or may temporarily or permanently discontinue a clinical trial, at any time. If a study is not conducted in accordance with applicable legal requirements and sound scientific standards, the data from the study may be deemed invalid and unusable.

The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture, quality and composition of the product, in the form of a new drug application or, in the case of a biologic, a biologics license application. The application must also contain proposed labeling for the product setting forth the proposed conditions of use for which the applicant is seeking approval and be accompanied by the payment of a significant user fee. The FDA can refuse to file an application if it is deemed not sufficiently complete to permit review, or has some other deficiency.

Congress enacted the Food and Drug Administration Modernization Act of 1997, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products, including qualifying biologics. We may, from time to time, decide to request fast track approval for our product candidates. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening disease or condition that demonstrates the potential to address unmet medical needs for this disease or condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product.

The Modernization Act specifies that the FDA must determine whether the product qualifies for fast track designation within 60 days of receipt of the sponsor’s request. The FDA can base approval of a marketing application for a fast track product on an effect on a clinical endpoint or on another “surrogate” endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for a fast track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. In addition, the FDA may withdraw its approval of a fast track product on an expedited basis on a number of grounds, including the sponsor’s failure to conduct any required post-approval study with due diligence.

If the FDA’s preliminary review of clinical data suggests that a fast track product may be effective, the agency may initiate review of sections of a marketing or license application for a fast track product before the sponsor completes the entire application. This rolling review may be available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under the Prescription Drug User Fee Act concerning timing goals to which the FDA has committed in reviewing an application do not begin until the sponsor submits the entire application.

The FDA may, during its review of a new drug application or biologics license application, ask for additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer, may affect whether the product is commercially viable and may require prior approval of promotional materials.

Before approving a new drug application or biologics license application, the FDA will also inspect the facilities where the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with cGMP. In addition, the manufacture, holding and distribution of a product must remain in compliance with cGMP following approval. Manufacturers must continue to expend time, money and effort in the area of production and quality control and record keeping and reporting to ensure full compliance with those requirements.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product must be in compliance with FDA regulatory requirements. Our distribution of pharmaceutical samples to physicians must comply with the Prescription Drug Marketing Act. In addition, manufacturers are required to report adverse events and errors and accidents in the manufacturing process. Changes to an approved product, or changes to the manufacturing process, may require the filing of a supplemental application for FDA review and approval. Failure to comply with applicable requirements can lead to the FDA demanding that production and shipment cease, and, in some cases, that the manufacturer recall products or to FDA enforcement actions that can include seizures, injunctions and criminal prosecution. These failures can also lead to FDA withdrawal of approval to market the product. Where the FDA determines that there has been improper promotion or marketing, it may require corrective communications such as “Dear Doctor” letters. Even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product, or a change in the law or regulations, could lead the FDA to modify or withdraw a product approval.

In addition to FDA requirements, our manufacturing, sales, promotion, and other activities following product approval are subject to regulation by numerous other regulatory authorities, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services and state and local governments. Among other laws and requirements, our sales, marketing and scientific/educational programs must comply with the Federal Medicare-Medicaid anti-fraud and abuse statutes and similar state laws. Our pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

We are also subject to regulation by the Occupational Safety & Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds used in connection with our research and development activities, and we may in the future be subject to other federal, state or local laws or regulations. OSHA, the EPA or other regulatory agencies may promulgate regulations that may affect our research and development programs. We are also subject to regulation by the Department of Transportation and to various laws and regulations relating to the shipping of cells and other similar items. We are unable to predict whether any agency will adopt any regulation that could limit or impede our operations.

Depending on the circumstances, failure to meet these other applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, partial or total suspension of production, denial or withdrawal of pre-marketing product approval or refusal to allow us to enter into supply contracts, including government contracts.

Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities of foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain this approval may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country-specific regulations, including in some countries price controls.

Certain Factors That May Affect Our Business and Future Results

You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-KSB in evaluating our company. If any of the following risks actually occur, our financial condition or operating results could be harmed. In such case, investors may lose part or all of their investment.

We will need to raise additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

Developing products and conducting pre-clinical testing of antimicrobial peptide technologies require substantial amounts of capital. To date, we have raised capital primarily through private equity financings. If we are unable to timely obtain additional funding, we may never obtain the results necessary to commercialize any of our products. We will need to raise additional capital to, among other things:

•	commercialize our product candidates;

•	fund our pre-clinical studies;

•	continue our research and development activities;

•	finance our general and administrative expenses; and

•	prepare, file, prosecute, maintain, enforce and defend patent and other proprietary rights.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used $2.1 million in operating activities for the twelve months ended December 31, 2003 and $1.7 million in 2002. After giving effect to the private placement of common stock and warrants, which raised $1.1 million and closed in March 2004, we believe that based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

•	our ability to enter into revenue producing agreements;

•	the progress, expansion and cost of our pre-clinical and research and development activities;

•	any future decisions we may make about the scope and prioritization of the programs we pursue;

•	the development of new product candidates or uses for our antimicrobial peptide technologies;

•	changes in regulatory policies or laws that affect our operations; and

•	competing technological and market developments.

If we raise additional funds by issuing equity securities, further dilution to stockholders may result and new investors could have rights superior to holders of shares of our currently issued and outstanding common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some portion or all of our development programs. We also may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves.

We expect to continue to incur substantial losses, and we may never achieve profitability.

We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $3.2 million for the year ended December 31, 2003, and we may never become profitable. As of December 31, 2003, we had a deficit accumulated during the development stage of approximately $13.9 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We are at an early stage of product development and do not yet have commercially marketable products to provide material revenue.

Although we have been developing the antimicrobial peptide technology since 1988, we remain a development stage company and to date have generated no material revenue from product sales. Our strategic plan contemplates the development of both pharmaceutical and non-pharmaceutical products and applications for our proprietary peptides. However, there can be no assurance that products will be commercialized in either field as a result of continued development programs or from joint efforts with any future collaborative partner. The failure to develop safe, commercially viable pharmaceutical or non-pharmaceutical applications for our technology will have a material adverse effect on our business, operating results and financial condition.

We need to enter strategic alliances with third parties to develop, test and produce commercially viable products.

A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with major cosmetics, pharmaceutical companies and other biotechnology companies. We also plan to explore collaborations with non-pharmaceutical companies and opportunities for incorporating our antimicrobial peptides into non-clinical applications such as cosmetics and biocides. We are at a very early stage in developing these strategic business alliances. Although the development of such alliances is one of our objectives, there can be no assurance that we will succeed in attracting substantial collaborative partners who can materially assist in the development and commercialization of our technology. The development of commercially viable products from our technology will likely require the technical collaboration and financial assistance of other, significantly larger third parties, to bear most of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners and those collaborations yield commercially viable products, our receipt of revenue will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of our products will have a material adverse effect on its business, operating results and financial condition.

Because of the specialized nature of our business, the termination of relationships with key management and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies, conducting clinical trials and obtaining financing.

We are highly dependent upon several key individuals, including R. Stephen Beatty, our President and Chief Executive Officer, Dr. Timothy Falla, our Vice President and Chief Scientific Officer, and Dr. Robert E.W. Hancock, a consultant and an international authority on antimicrobial peptides and their development for commercial application. The loss of the services of these key members of management or scientific personnel may prevent us from achieving our business objectives.

The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. Our future success depends, in part, upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, possibly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are unable to attract and retain these individuals on favorable terms; our business may be adversely affected.

We rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We intend to continue to develop alliances with third-party collaborators to develop and market our current and future product candidates. We may not be able to attract third-party collaborators to develop and market product candidates and may lack the capital and resources necessary to develop its product candidates alone. If we are unable to locate collaborators, or if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize its product candidates, which would limit our ability to generate revenue and become profitable.

Clinical trials for our product candidates, and those for our partners and licensees, are expensive and time consuming and their outcome is uncertain.

Before we or our collaborators can obtain regulatory approval for the commercial sale of any of our pharmaceutical products that we wish to develop, we will be required to complete preclinical development and extensive clinical trials in humans to demonstrate the safety and efficacy of the product. Each of these trials requires the investment of substantial expense and time. However, success in pre-clinical and early clinical trials will not ensure that large-scale trials will be successful and does not predict final results. Acceptable results in early trials may not be repeated in later trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be restructured or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated.

Our partners and licensees or we may choose to, or may be required to, suspend, repeat or terminate any initiated clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA’s guidelines and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s Good Manufacturing Practices, and may require large numbers of test patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. The FDA may suspend clinical trials at any time if it finds deficiencies in the conduct of these trials or it believes that these trials expose patients to unacceptable health risks.

We face substantial competition in our product development efforts from pharmaceutical and biotechnology companies, universities and other not-for-profit institutions.

We face significant competition in our attempts to develop applications of our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. We expect that competition in development of products analogous to our antimicrobial peptide technology to intensify. Our competitors may succeed in developing products earlier than we do, entering into successful collaborations before us, obtaining approvals from the U.S. Food and Drug Administration (FDA) other regulatory agencies for such products before us, or developing products that are more effective than those we develop or propose to develop. The success of any one competitor in these or other manners will have a material adverse effect on our business, operating results and financial condition.

We face product liability risks and may not be able to obtain adequate insurance to protect against losses.

The current use of any of our products, including in pre-clinical trials and the sale of any of our products exposes us to liability claims. These claims might be made directly by consumers and healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, we may be unable able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may be insufficient to cover such claims and our business operations could be impaired.

If we are unable to protect our proprietary rights, we may not be able to compete effectively.

Our success depends in part on obtaining, maintaining and enforcing our patents and in-licensed and proprietary rights. We believe we own, or have rights under licenses to, issued patents and pending patent applications that are necessary to commercialize antimicrobial peptides. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary and patented technologies.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. Furthermore, the application and enforcement of patent laws and regulations in foreign countries is even more uncertain. Accordingly, we cannot assure you that we will be able to effectively file, protect or defend our proprietary rights in the United States or in foreign jurisdictions on a consistent basis.

Third parties may successfully challenge the validity of our patents. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or other proprietary rights cover them. Because the issuance of a patent is not conclusive of its validity or enforceability, we cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if others challenge their validity in court. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting the coverage of our patents. If the outcome of litigation is adverse to us, third parties may be able to use our technologies without payment to us.

In addition, it is possible that competitors may infringe upon our patents or successfully avoid them through design innovation. We may initiate litigation to police unauthorized use of our proprietary rights. However, the cost of litigation to uphold the validity of our patents and to prevent infringement could be substantial, and the litigation will consume time and other resources. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Moreover, if a court decides that our patents are not valid, we will not have the right to stop others from using our inventions. There is also the risk that, even if the validity of our patents were upheld, a court may refuse to stop others on the ground that their activities do not infringe upon our patents. Because protecting our intellectual property is difficult and expensive, we may be unable to prevent misappropriation of our proprietary rights.

We also rely on certain proprietary trade secrets and know-how, especially where we believe patent protection is not appropriate or obtainable. Trade secrets and know-how, however, are difficult to protect. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and invention assignment agreements with our employees, consultants and some of our contractors. It is possible, however, that these persons may unintentionally or willingly breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets and know-how.

If the use of our technologies conflicts with the rights of others, we could be subject to expensive litigation or be required to obtain licenses from others to develop or market antimicrobial peptides.

Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our antimicrobial peptide technology, pay licensing fees or cease activities. If our antimicrobial peptide technology conflicts with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers or potential collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a license in order to continue to manufacture or market the affected products. A required license under the related patent may not be available on acceptable terms, if at all.

We may be unaware that the use of our technology conflicts with pending or issued patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our antimicrobial peptide technology or antimicrobial peptides may infringe. There could also be existing patents of which we are unaware upon which our antimicrobial peptide technology or antimicrobial peptides may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of the filed foreign patent applications. We may have to participate in interference proceedings involving our issued patents or our pending applications.

A third party may claim that we infringe upon its proprietary rights.

If a third party claims that we infringe upon its proprietary rights, any of the following may occur:

•	we may become liable for substantial damages for past infringement if a court decides that our technology infringes upon a competitor’s patent;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

•	we may have to redesign our technology or product candidate so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

If any of these events occurs, our business will suffer and the market price of our common stock will likely decline.

Our rights to use peptides and technologies licensed to us by third parties are not within our control, and we may not be able to implement our antimicrobial peptide technology without these peptides and technologies.

We have licensed patents and other rights which are necessary to our antimicrobial peptide technology and antimicrobial peptides. Our business will significantly suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid. We have in-licensed several peptide patents and patent applications from the University of British Columbia. These licenses terminate upon the expiration of the last licensed patent and may also be terminated in the event of a material breach.

If we violate the terms of our licenses, or otherwise lose our rights to these peptides, patents or patent applications, we may be unable to continue development of our antimicrobial peptide technology. Our licensors or others may dispute the scope of our rights under any of these licenses. Additionally, the licensors under these licenses might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially harm our financial condition and operating results.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 21% of our outstanding common stock and common stock derivatives as of December 31, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.

This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

The future sale of our common stock could negatively affect our stock price.

If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities, our stock price may decline and our existing stockholders may experience significant dilution.

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our common stock has and may continue to fluctuate substantially due to a variety of factors, including:

•	announcements about our collaborators or licensees;

•	results of our pre-clinical trials;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements concerning our competitors or the biotechnology industry in general;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	additions or departures of our key personnel;

•	changes in financial estimates or recommendations by securities analysts;

•	variations in our quarterly results; and

•	changes in accounting principles.

The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenue and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

Our certificate of incorporation, bylaws and stockholder rights agreement may delay or prevent a change in our management.

Our amended and restated certificate of incorporation and bylaws will contain provisions that could delay or prevent a change in our board of directors and management teams. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	authorize our board of directors to issue dilutive shares of common stock upon certain events; and

•	provide for a classified board of directors.

These provisions could make it more difficult for common stockholders to replace members of the board. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team.

Employees

As of December 31, 2003, we employed 10 personnel, including four employees involved in research and one part time employee. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

Executive Officers

Name	Age	Position

R. Stephen Beatty	54	President and Chief Executive Officer
Timothy J. Falla, Ph.D.	38	Vice President and Chief Scientific Officer
David H. Kirske	50	Vice President Finance and Administration
David Drajeske	43	Director of Business Development
Parker Sroufe	62	Executive Vice President

R. Stephen Beatty serves as our President and Chief Executive Officer and has served as a member of our board of directors since May 1999. Prior to joining us, Mr. Beatty established and operated Beatty Finance, Inc., a private financial services company. Mr. Beatty holds a B.S. in Mathematics from the University of South Alabama and an MBA from the University of New Orleans.

Timothy J. Falla, Ph.D. serves as our Vice President and Chief Scientific Officer. Dr. Falla joined us as Chief Scientific Officer in June 2001. From 1998 until 2001 Dr. Falla was Principal Scientist with IntraBiotics Pharmaceuticals, Inc. where he led a multi-disciplinary scientific research team focused on antibacterial drug discovery and development. Dr. Falla holds a B.S. in Applied Biology from the University of Wales and a Ph.D. in Molecular Biology in Infectious Disease from Oxford University and the University of Wales.

David H. Kirske has served as consultant to Helix BioMedix in the role of Vice President, Finance and Administration since December 2003. From June 2001 to December 2003, Mr. Kirske served as a financial consultant to a number of public and privately held companies, as well as several not-for-profit entities. From January 1999 to June 2001, he was the Corporate Controller for F5 Networks, a leading provider of integrated Internet traffic management solutions. Mr. Kirske served as the Corporate Controller and Treasurer for Redhook Brewery, a specialty manufacturer of craft beers, from 1993 to January 1999. He currently serves on the board of directors of FareStart, a not-for-profit entity. Mr. Kirske holds a B.A. in Business Administration from the University of Puget Sound.

David Drajeske joined us in February 2004 and serves as our Director of Business Development. Mr. Drajeske previously served as Manager of Business Development for Immunex from 2001 until 2002. From 1997 until 2001, Mr. Drajeske served as Senior Manager, Business Development and Alliance Management for Thermogen, Inc. and Medichem Life Sciences. Mr. Drajeske holds a M.S. degree in Biotechnology from Northwestern University’s Kellogg Center for Biotechnology.

Parker Sroufe has served as our Executive Vice President since June 2002. From 1996 until present he has been a partner with the Websea Group, a business-consulting firm that he formed to assist technology companies in obtaining financing and developing strategic relationships. He holds a B.A. in Economics from the University of Washington.

Other Information

We have not incurred any substantial costs to comply with environmental laws or regulations as we are not subject to significant laws or regulations at the federal, state or local level.

ITEM 2.     PROPERTIES

We maintain our headquarters in Bothell, Washington where we lease approximately 3,000 square feet of laboratory and general administration space. Our lease expires in September 2005. We believe with an increase in headcount projected in 2004, additional office space may be required.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 2003, the following items were voted on at the Annual Meeting of Stockholders:

Proposal 1: Election of Class III Directors. Two Class III directors are to be elected at the Annual Meeting to serve until the 2006 Annual Meeting of Stockholders and until their respective successors are elected and qualified:

Nominee	For	Withheld

R. Stephen Beatty	6,447,371	5,761,859
George A. Murray	6,447,371	5,761,859

Proposal 2: Ratify the appointment of KPMG, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2003:

For	Against	Abstain

6,435,924	400	5,772,906

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “HXBM” since 1999. Prior to this date our common stock did not trade publicly. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the OTC Bulletin Board. These prices do not include retail markups, markdowns or commissions.

	Year Ended December 31,

	2003		2002

	High	Low	High	Low

First Quarter	$1.00	$0.65	$0.95	$0.60
Second Quarter	$1.05	$0.80	$0.99	$0.63
Third Quarter	$5.00	$0.90	$0.80	$0.43
Fourth Quarter	$3.25	$1.80	$0.90	$0.40

As of February 21, 2004, we had 832 holders of record and approximately 1,500 beneficial stockholders of our common stock. Such holders include any broker or clearing agencies as holders of record, but exclude the individual stockholders whose shares are held by broker or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements and the notes to those statements included with this Annual Report. In addition to historical information, this report contains forward-looking statements. Words such as “believes”, “anticipates”, “expects” and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Certain Factors That May Affect Our Business and Future Results” in this Annual Report. Other factors besides those described in this Annual Report could also affect actual results. You should carefully consider the factors in Part I entitled “Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Annual Report.

Overview

We are engaged in the research and development of bioactive peptides. Since inception we have incurred significant losses, and as of December 31, 2003, had a deficit accumulated during the development stage of approximately $13.9 million. We anticipate incurring additional losses as we continue research and development activities.

Operating costs and expenses consist primarily of research and development expense, including clinical and consumer testing expenses, and general and administrative expenses.

Research and development expenses include salary expense and costs of supplies used in our internal research and development projects. From our inception through December 31, 2003, we incurred costs of approximately $3.8 million associated with the research and development of our product candidates.

General and administrative expenses include compensation expenses related to executive, finance and administrative personnel, the costs of facilities, insurance and legal support.

Revenue

Total revenue was $88,500 in 2003 compared to $70,000 in 2002. This increase was due to payments received under an existing royalty arrangement for the license of our anti-acne peptides.

Research and development expenses

Research and development expenses were $844,500 for the year ended December 31, 2003 compared to $546,100 in 2002, a 54.6% increase. The increase was primarily attributable to an increase in expenditures for external trials associated with wound healing and consumer product testing. We anticipate that expenses for external trials and studies will continue to increase as we seek to commercialize our peptide technologies.

We deploy our scientific staff and infrastructure resources across several projects and many of our costs are not attributable to individually-named projects but are directed to broadly applicable research projects. Accordingly, we do not account for research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our projects.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $205,100 for the year ended December 31, 2003 compared to $115,100 in 2002, an increase of 78.2%. The increase is due primarily to the acquisition of laboratory equipment in the later part of 2002.

Accounting, legal and professional expenses

Accounting, legal and professional operating expenses totaled $257,200 for the year ended December 31, 2003 compared to $189,800 in 2002, an increase of 35.5%. The increase is primarily the result of increased outside accounting fees.

Consulting fees

Consulting fees were $189,100 for the year ended December 31, 2003 compared to $535,600 in 2002, a decrease of 64.7%. The decrease was attributable to the expiration of certain consulting arrangements. Consulting fees include estimated fair values ascribed to warrants issued by us to strategic consultants, payments to our former president for assistance with international patent issues and business development consultants.

General and administrative expenses

General and administrative expenses totaled $1.8 million in 2003 compared to $1.1 million in 2002, an increase of 57.1%. The increase was primarily attributable to a $662,000 stock compensation charge for warrants and variable options granted to certain corporate officers. We revised substantially all variable options in the fourth quarter of 2003 to remove the variability.

Other (income) expense

We did not incur interest expense in 2003 compared to 2002 when we incurred $703,700 of interest expense. The interest expense in 2002 was primarily from the decision by our board of directors in March 2002 to amend the terms of the private placement of promissory notes that commenced in June of 2001 to provide for an automatic conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002. This resulted in the recognition of the fair value of additional warrants which were treated as a debt discount and amortized to interest expense in 2002.

At the current stage of our operations, there are no seasonal aspects that materially affect our financial condition or results of operations.

Liquidity and Capital Resources

From inception, we have financed our operations primarily through the private sale of debt and equity securities. We generated approximately $3.6 million in cash from financing activities during the year ended December 31, 2003, compared to $2.4 million during the year ended December 31, 2002. The proceeds raised in 2003 consisted of two financing transactions. The first transaction began during the first quarter of 2003. We raised $2.2 million from the sale and issuance of our common stock at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investment. The warrants have an exercise price of $1.00 per share and a ten-year term.

The second financing transaction occurred in December 2003. We initiated a warrant exchange program pursuant to which holders of certain warrants issued by us in October 1999 that were to expire on October 18, 2004 and had a per share exercise price of $3.25 could exchange such warrants for new warrants that (i) expire on October 31, 2006; (ii) provide for cashless exercises; and (iii) reduce the per share exercise price from $3.25 to $2.25. Consideration for the exchange was $0.50 per warrant share and surrender of the old warrants prior to December 26, 2003. The exchange program generated gross proceeds to us of $1.2 million.

At December 31, 2003, we had cash of $2.1 million compared to $1.0 million at December 31, 2002.

On March 19, 2004, the Company announced the initial closing of a private placement equity financing, raising $1.1 million and issuing 550,000 shares of common stock and 192,500 detachable warrants. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features. The warrants have a term of 5 years and are exercisable at $2.00 per share. The proceeds of this offering will be used to continue ongoing research and development efforts, the out-licensing of our peptides and for general corporate purposes. The Company expects to have at least one additional closing prior to concluding this round of financing.

Our cash used in operations was $2.1 million during the year ended December 31, 2003, compared to $1.7 million in 2002. The change in cash used in operating activities from 2002 to 2003 was primarily due to increased spending in research and development.

For the year ended December 31, 2003, $434,900 was used in investing activities compared to $61,600 during the year ended December 31, 2002. Cash used in investing activities was primarily for patent costs that qualified for capitalization and payments for equipment purchased in 2003.

Our only significant contractual commitment at December 31, 2003 relates to our facility lease and totals $33,300 and $30,200 in 2004 and 2005, respectively.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used $2.1 million in operating activities for the twelve months ended December 31, 2003 and $1.7 million in 2002. After giving effect to the private placement described above. We believe that based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through at least the next twelve months.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, our management evaluates its estimates and judgments including those related to revenue recognition and research and development costs. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

•	Revenue Recognition. Since inception, we have generated limited revenue from licensing fees. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. We recognize revenue from non-refundable, up front license fees and proceeds from the assignment of technology when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These items including personnel costs, supplies, depreciation and other indirect research and development costs which are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, costs are expensed the earlier of when amounts are due or when services are performed.

•	Capitalization of Patent Costs. We capitalize the third party costs associated with filing patents or entering into licenses associated with our underlying technology. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. We apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our employee stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option or warrant if the fair market value of the underlying stock at the time of grant exceeds the exercise price. Our non-employee options and warrants are accounted for under Financial Accounting Standards Board No. 123. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will potentially impact our financial statements prospectively for licensing and other collaboration arrangements.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on us.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 was revised in December 2003 and clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to us as of December 31, 2004. We do not believe there will be a material effect upon our financial condition or results of operations from the adoption of the provisions of FIN 46.

ITEM 6A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Due to the nature of our cash, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or derivative financial instruments.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page

Report of KPMG LLP, Independent Auditors	33
Report of Prior Independent Accountants	34
Balance Sheets as of December 31, 2003 and 2002	35
Statements of Operations for the years ended December 31, 2003 and
December 31, 2002 and for the period from inception (November 7, 1988) to December 31, 2003	36
Statements of Stockholder’s Equity (Deficit) for the period from inception
(November 7, 1988) to December 31, 2003	37
Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002 and for the period from inception (November 7, 1988) to December 31, 2003	40
Notes to Financial Statements	41

INDEPENDENT AUDITORS’ REPORT

The Board of Director and Stockholders

Helix BioMedix, Inc.

We have audited the accompanying balance sheets of Helix BioMedix, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from November 7, 1988 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity (deficit), and cash flows for the period November 7, 1988 (inception) to December 31, 2003 include amounts for the period from November 7, 1988 (inception) to December 31, 1988 and for each of the years in the thirteen-year period ending December 31, 2001, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November, 7, 1988 through December 31, 2001 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period November 7, 1988 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

March 5, 2004, except as to note 10,
     which is as of March 19, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors

Helix BioMedix, Inc.
Bothell, Washington

We have audited the accompanying statements of operations, cash flows, and changes in stockholders’ equity (deficit) of Helix BioMedix, Inc. (a development stage company) related to the period from inception (November 7, 1988) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations, cash flows, and changes in stockholders’ equity (deficit) of Helix BioMedix, Inc. for the period from inception (November 7, 1988) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

February 1, 2002

/S/ COMISKEY & COMPANY

PROFESSIONAL CORPORATION

HELIX BIOMEDIX, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,070,906	$1,031,345
Accounts receivable	—	20,000
Prepaid expenses and other current assets	57,800	47,822

Total current assets	2,128,706	1,099,167

Property and equipment:
Machinery and equipment	414,259	439,246
Furniture and fixtures	10,628	11,874
Leasehold improvements	28,215	28,216

	453,102	479,336
Less: accumulated depreciation	(149,636)	(59,087)

Property and equipment, net	303,466	420,249

Other assets:
Deposits and long-term prepaids	29,405	30,085
Antimicrobial technology, net	59,540	73,462
Licensing agreements, net	54,201	57,796
Patents pending and approved, net	564,630	499,266

	707,776	660,609

Total assets	$3,139,948	$2,180,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,292	$37,308
Accrued expenses	149,461	334,861

Total current liabilities	205,753	372,169

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 12,289,370 shares outstanding at December 31, 2003: 10,036,376 shares outstanding at December 31, 2002	12,290	10,037
Additional paid-in capital	17,364,975	12,655,386
Deferred stock compensation	(525,000)	—
Stock subscriptions receivable	—	(135,000)
Deficit accumulated during the development stage	(13,918,070)	(10,722,567)

Total stockholders’ equity	2,934,195	1,807,856

Total liabilities and stockholders’ equity	$3,139,948	$2,180,025

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2003 and 2002 and

for the Period from Inception (November 7, 1988) to December 31, 2003

	Inception	For the years ended
	(November 7, 1988)	December 31,
	to
	December 31, 2003	2003	2002

Revenue	$177,965	$88,465	$70,000

Operating expenses:
Research and development	3,780,858	844,450	546,115
Depreciation and amortization	564,844	205,126	115,105
Accounting, legal and professional	1,560,568	257,169	189,750
Consulting fees	2,602,855	189,126	535,635
General and administrative	4,278,042	1,804,554	1,148,807

Total operating expenses	12,787,167	3,300,425	2,535,412

Loss from operations	(12,609,202)	(3,211,960)	(2,465,412)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—
Interest expense	1,459,442	—	703,669
Interest income	(102,000)	(16,457)	(7,177)

	1,308,868	(16,457)	696,492

Net loss	$(13,918,070)	$(3,195,503)	$(3,161,904)

Basic and diluted net loss per share		$(0.28)	$(0.61)

Weighted average shares outstanding		11,231,277	5,146,998

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2003 and 2002 and

for the Period from Inception (November 7, 1988) to December 31, 2003

	Common Stock
			Additional	Deferred	Stock		Stockholders’
	Number		Paid-in	Compensation	Subscription	Accumulated	Equity
	of Shares	Amount	Capital	Costs	Receivable	Deficit	(Deficit)

Initial capitalization on November 7, 1988	1,000,000	$66,486	$—	$—	$—	$—	$66,486
Restated for recapitalization of the private company	(370,000)	—	—	—	—	—	—
Reverse acquisition of Helix BioMedix, Inc. by Cartel Acquisitions, Inc. on March 20, 1989	151,262	855,292	—	—	—	—	855,292
Issuance of stock for current or prior services:

Period	Per Share Amount

December 1992	$2.50	5,600	14,000	—	—	—	—	14,000
May 1993	$5.00	8,000	40,000	—	—	—	—	40,000
December 1993	$2.50	9,490	23,724	—	—	—	—	23,724
March 1998	$1.00	4,900	4,900	—	—	—	—	4,900
December 1998	$1.00	3,100	3,100	—	—	—	—	3,100
September 1999	$0.70	40,000	28,000	—	—	—	—	28,000
September 1999	$1.25	73,215	91,519	—	—	—	—	91,519

		144,305	205,243	—	—	—	—	205,243
Issuance of stock for settlement of debt or accounts payable:

Period	Per Share Amount

May 1993	$5.00	4,000	20,000	—	—	—	—	20,000
September 1993	$2.50	184,000	460,000	—	—	—	—	460,000
April 1995	$2.50	41,732	104,331	—	—	—	—	104,331
April 1995	$2.41	80,000	192,943	—	—	—	—	192,943
September 1995	$2.50	14,731	36,828	—	—	—	—	36,828
September 1997	$1.00	110,976	110,976	—	—	—	—	110,976
December 1997	$2.50 and $1.00	326,785	780,025	—	—	—	—	780,025
March 1998	$1.00	3,100	3,100	—	—	—	—	3,100
June 1998	$1.00	1,395	1,395	—	—	—	—	1,395
September 1998	$1.00	2,500	2,500	—	—	—	—	2,500
September 1999	$1.25	2,000	2,500	—	—	—	—	2,500

		771,219	1,714,598	—	—	—	—	1,714,598
Fractional shares issued in connection with 1 for 500 reverse split		29	—	—	—	—	—	—
Issuance of stock for cash:

Period	Per Share Amount

March & December 1994	$2.50	16,000	40,000	—	—	—	—	40,000
April 1995	$2.50	4,800	12,000	—	—	—	—	12,000
March 1998	$1.00	10,000	10,000	—	—	—	—	10,000

		30,800	62,000	—	—	—	—	62,000
Issuance of common stock as consideration in cooperative endeavor agreement, in November 1995		10,000	25,000	—	—	—	—	25,000
Issuance of stock options in 1995		—	—	137,400	—	—	—	137,400
Issuance of stock for cash in private placement, during July-September 1999, at $0.70 per share, net of offering costs of $107,195		2,890,643	1,916,255	—	—	—	—	1,916,255
Escrow of stock for consulting agreement, in September 1999, at $0.70 per share		—	42,000	—	(42,000)	—	—	—
Compensation and deferred compensation recorded for options granted, in December 1999		—	—	50,875	(44,000)	—	—	6,875
Deferred compensation for stock awards in December 1999		—	87,225	—	(87,225)	—	—	—

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2003 and 2002 and

for the Period from Inception (November 7, 1988) to December 31, 2003

		Common Stock
				Additional	Deferred	Stock		Stockholders’
		Number		Paid-in	Compensation	Subscription	Accumulated	Equity
		of Shares	Amount	Capital	Costs	Receivable	Deficit	(Deficit)

Stock and options issued for services in January 2000		1,250	3,125	4,500	—	—	—	7,625
Amortization of deferred compensation costs		—	—	—	21,000	—	—	21,000
Retirement of share issued in December 1999		(250)	(313)	—	—	—	—	(313)
Shares issued and options vested in connection with employment agreements, March 2000		267,445	700,000	—	41,306	—	—	741,306
Director shares and options issued:
Period	Per Share Amount

March 2000	$4.05	7,747	18,399	12,976	—	—	—	31,375
June 2000	$3.17	8,750	16,953	10,828	—	—	—	27,781
September 2000	$4.61	8,750	24,063	16,297	—	—	—	40,360

		25,247	59,415	40,101	—	—	—	99,516
Revaluation of deferred compensation and options vested in connection with employment agreement in June 2000		—	(27,919)	33,784	16,396	—	—	22,261
Options vested in connection with employment agreements, shares issued for services, and revaluation of options due to suspension of exercise date, in September 2000		41,000	2,313	85,000	51,012	—	—	138,325
Options issued in connection with two consulting agreements, in October 2000		—	—	100,000	(75,000)	—	—	25,000
Directors shares and options issued in September 2000, at $2.36 per share		8,659	13,259	7,197	—	—	—	20,456
Options vested in connection with employment agreements, and shares issued for services, in September 2000		4,987	8,104	4,613	43,511	—	—	56,228
Compensation adjustment to variable plan options in December 2000		—	—	(83,828)	—	—	—	(83,828)
Exercise of options at $1.00 per share		45,000	112,500	(67,500)	—	—	—	45,000
Exercise of option at $0.50 per share		600	1,500	(1,200)	—	—	—	300
Adjustment to par value stock for Delaware re-incorporation		—	(5,841,061)	5,841,061	—	—	—	—
Amortization of deferred compensation		—	—	—	75,000	—	—	75,000
Issuance of stock for services, in October 2001, at $2.00 per share		25,000	25	49,975	—	—	—	50,000
Issuance of stock for licensing arrangement, October 2001, at $0.75 per share		97,500	98	73,027	—	—	—	73,125
Compensation adjustment for options and warrants in 2001		—	—	328,310	—	—	—	328,310
Value of detachable warrants issued with convertible notes payable		—	—	216,100	—	—	—	216,100
Net loss for the period from inception on November 7, 1998 to December 31, 2001		—	—	—	—	—	(7,560,663)	(7,560,663)

Balance at December 31, 2001		5,144,696	5,145	6,819,415	—	—	(7,560,663)	(736,103)

The accompanying notes are an integral part of the financial statements

HELIX BIOMEDIX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2003 and 2002 and

for the Period from Inception (November 7, 1988) to December 31, 2003

	Common Stock
			Additional	Deferred	Stock		Stockholders’
	Number		Paid-in	Compensation	Subscription	Accumulated	Equity
	of Shares	Amount	Capital	Costs	Receivable	Deficit	(Deficit)

Issuance of common stock for services rendered, at $0.80 per share, on November 21, 2002	18,000	18	14,382	—	—	—	14,400
Conversion of convertible notes payable into equity, at $1.00 per share Principle	3,082,500	3,083	3,079,417	—	—	—	3,082,500
Accrued interest	231,180	231	230,949	—	—	—	231,180

	3,313,680	3,314	3,310,366	—	—	—	3,313,680
Private placement of common stock (with common stock warrants equal to 60%), at $1.00 per share, September to December 2002	1,560,000	1,560	1,558,440	—	(135,000)	—	1,425,000
Compensation adjustments for warrants in 2002	—	—	440,331	—	—	—	440,331
Value of detachable warrants issued with convertible notes payable	—	—	512,452	—	—	—	512,452
Net loss for the year		—	—	—	—	(3,161,904)	(3,161,904)

Balance at December 31, 2002	10,036,376	10,037	12,655,386	—	(135,000)	(10,722,567)	1,807,856
Exercise of warrants at $1.00 per share	80,500	81	80,419	—	—	—	80,500
Private placement of common stock (with common stock warrants equal to 60%) at $1.00 per share, net of issuance costs, January to March 2003	2,172,494	2,172	2,159,213	—	—	—	2,161,385
Deferred stock compensation, net	—	—	630,000	(525,000)	—	—	105,000
Proceeds from warrant exchange at $0.50 per warrant	—	—	1,176,550	—	—	—	1,176,550
Repayment of subscription receivable	—	—	—	—	135,000	—	135,000
Options and warrants issued for services	—	—	663,407	—	—	—	663,407
Net loss for the year	—	—	—	—	—	(3,195,503)	(3,195,503)

Balance at December 31, 2003	12,289,370	$12,290	$17,364,975	$(525,000)	$—	$(13,918,070)	$2,934,195

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2003 and 2002 and

for the Period from Inception (November 7, 1988) to December 31, 2003

	Inception
	(November 7, 1988)
	to	For the years ended
	December 31,	December 31,

	2003	2003	2002

Cash Flows from Operating Activities
Net loss	$(13,918,070)	$(3,195,503)	$(3,161,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,024	205,126	115,105
Amortization of debt discount	728,552	—	642,859
Stock-based compensation costs	3,318,657	768,407	454,732
Interest expense converted to common stock	231,180	—	185,984
Research and development	53,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	20,000	(20,000)
Prepaid expenses and other current assets	(51,790)	(9,978)	(12,833)
Other assets	(96,796)	680	(6,255)
Accounts payable — related party	341,602	—	(4,500)
Accounts payable	58,626	18,984	37,308
Accrued expenses	223,739	113,337	97,012

Net cash used in operating activities	(8,546,276)	(2,078,947)	(1,672,492)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Purchase of property and equipment	(565,320)	(310,442)	(30,919)
Increase in capitalized patents	(589,238)	(124,485)	(30,635)

Net cash used in investing activities	(1,154,568)	(434,927)	(61,554)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	1,102,500
Proceeds from notes payable — related party	379,579	—	—
Repayments from notes payable — related party	(163,154)	—	(163,154)
Issuance of stock and warrants for cash, net	7,830,934	3,553,435	1,425,000

Net cash provided by financing activities	11,771,750	3,553,435	2,364,346

Net increase in cash and cash equivalents	2,070,906	1,039,561	630,300
Cash and cash equivalents at beginning of period	—	1,031,345	401,045

Cash and cash equivalents at end of period	$2,070,906	$2,070,906	$1,031,345

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 1.  Summary of Significant Accounting Policies

Description of Entity

Helix BioMedix, Inc. was originally formed under the laws of the state of Colorado on February 2, 1988 under the name Cartel Acquisitions, Inc. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation (“BioMedix of Louisiana”), in exchange for 151,262 shares of the Company’s common stock. The Company acquired its shares from Helix International Corporation (“Helix”). BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate entity from Helix International, Inc., to develop therapeutic biopharmaceuticals for animal and human health care. On November 1, 2000, the Company incorporated a wholly owned subsidiary, Helix BioMedix, Inc. in the state of Delaware (“Helix-Delaware”), for the purpose of merging the Company into Helix-Delaware, with Helix-Delaware as the surviving corporation. This merger is reflected in the accompanying financial statements with an effective date of December 29, 2000.

Unless otherwise noted, all references herein to (the “Company”) refer to Helix BioMedix, Inc., a Delaware corporation.

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

Prior to September 1999, the Company’s research and development activities were constrained by patent related uncertainties and by limited working capital, with most of its financing during that time being advanced by the majority shareholder. In September 1999, the Company raised $2.0 million in an equity private placement through the sale of approximately 2.9 million common shares and stock purchase warrants.

Shortly thereafter, the Company entered into various employment and consulting agreements, and a restructuring of the board of directors occurred. The Company granted various compensatory options and share issuances to employees and consultants during the fourth quarter of 1999 and the year 2000.

During 2001, the Company raised approximately $2.0 million in a private placement of convertible debt and detachable common stock warrants. The Company relocated its corporate headquarters from Louisiana to Bothell, Washington, leasing both office and lab facilities in the new location. The Company also hired research and administrative personnel, assembled a Scientific Advisory Board and entered into a license agreement with the University of British Columbia.

During 2002, the Company amended the terms of its 2001 private placement of debt. Among other changes, the notes were amended to require automatic conversion into shares of common stock in the event of an equity financing of at least $1.5 million by December 31, 2002. The Company raised an additional $1.1 million through the first half of 2002 by issuing notes with detachable warrants under the amended private placement of debt. Beginning in September 2002, the Company began an equity financing consisting of a private placement of common stock, with detachable warrants equal to 60% of the common stock investments, raising a total of $1.56 million by year end. This amount included $135,000 of stock subscriptions receivable. The convertible notes and accrued interest, totaling $3,313,680 were converted into 3,313,680 shares of common stock at a per share price of $1.00 on December 31, 2002. As a continuation of the September 2002 equity financing and under the same terms, the Company raised an additional $2.2 million through March 31, 2003.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 1.  Summary of Significant Accounting Policies — (Continued)

In December 2003, the Company initiated a warrant exchange program pursuant to which holders of certain warrants issued by the Company in October 1999 and expiring on October 18, 2004, and having a per share exercise price of $3.25 could exchange such warrants for new warrants that (i) expire on October 31, 2006; (ii) provide for cashless exercises; and (iii) reduce the per share exercise price from $3.25 to $2.25. Consideration for the exchange was $0.50 per warrant share and surrender of the old warrants prior to December 26, 2003. The exchange program generated gross proceeds to the Company of $1.2 million.

Management believes substantial progress has been made with respect to the licensing of the Company’s peptide technology and business development efforts. However, the Company’s net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used $2.1 million in operating activities for the year ended December 31, 2003 and $1.7 million in 2002. Based upon the private placement discussed in note 10 and the current status of the Company’s product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy the Company’s capital needs through at least the next twelve months. However, additional funding through equity securities or other means will be necessary to meet the Company’s cash requirements in the future if significant licensing revenue is not achieved.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity at date of purchase of three months or less to be cash equivalents. From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2003 was approximately $2.0 million.

Property and Equipment

Property and equipment used in operations is recorded at cost and is depreciated using the straight-line method over useful lives of 3 to 7 years. Leasehold improvements are amortized over the life of the lease term or the estimated useful life of the improvements, whichever is shorter.

Intangibles

Patent costs, consisting primarily of legal fees, are capitalized. Amortization is taken on the straight-line method over the life of the patent(s), commencing upon the issuance of the patents, not to exceed 17 or 20 years, depending on the date the patent was issued, or the date the application was filed.

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

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 1.  Summary of Significant Accounting Policies — (Continued)

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

Revenue Recognition

The Company generates revenue from licensing fees. Revenue is recognized from non-refundable, upfront fees and proceeds when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with the contract terms when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

Research and Development

Research and development costs, including personnel costs, supplies and other indirect costs, are expensed as incurred. In instances where the Company enters into collaborative agreements with third parties, costs are expensed the earlier of when amounts are due or when services are performed.

Income Taxes

Deferred income taxes are provided based on the estimated future tax effects of carry forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carry forwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Primary temporary differences relate to net operating loss carry forwards and research and development credit carry forwards, which are subject to a full valuation allowance.

Loss per Share

Loss per share has been computed using the weighted average number of shares outstanding during the period. Diluted per share amounts reflect potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The Company’s capital structure includes common stock options and common stock warrants, all of which have been excluded from net loss per share calculations as they are antidilutive, as follows:

	December 31,

	2003	2002

Outstanding options	1,777,000	1,133,000
Outstanding warrants	7,921,709	6,636,929

Fair Value of Financial Instruments

The fair value of all reported assets and liabilities representing financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments due to their short-term maturity.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 1.  Summary of Significant Accounting Policies — (Continued)

Stock-based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in measuring compensation costs for its employee stock option plan. The Company discloses pro forma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18.

Had the Company determined compensation cost for employees based on the fair value of stock options on the grant date under SFAS No. 123, net loss and net loss per share would have been the pro forma amounts indicated below:

	Year ended December 31,

	2003	2002

Net loss
As reported	$(3,195,503)	$(3,161,904)
Add: Stock-based employee compensation expense included in reported net loss	661,961	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(473,161)	(248,600)

Pro forma net loss	$(3,006,703)	$(3,410,504)

Net loss per share
As reported	$(0.28)	$(0.61)

Pro forma net loss	$(0.27)	$(0.66)

The per share weighted-average fair value of stock options granted during 2003 and 2002 was $1.22 and $0.30, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended
	December 31,

	2003	2002

Expected dividend yield	0%	0%
Risk-free interest rate	2.21%	4.65%
Expected volatility	125%	110%
Expected life in years	3.0	3.0

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will potentially impact the Company’s financial statements prospectively for licensing and other collaboration arrangements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 1.  Summary of Significant Accounting Policies — (Continued)

Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 was revised in December 2003 and clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company as of December 31, 2004. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

Note 2.  Notes Payable

In June 2001, the Company commenced the sale of six percent unsecured promissory notes pursuant to approval at its April 18, 2001 board meeting. The notes had an initial maturing date of May 31, 2002 at which time the holder had the option of converting principal and interest to stock. The offering of promissory notes, included warrants to purchase common shares initially having a total value of 25% of the principal amount of the notes based on a per share purchase price of the lower of either (a) $1.50 per share, or (b) the per share price of the next equity offering. The warrants have a term of ten years. As of December 31, 2001, the Company raised proceeds of $1,980,000 and had recorded $216,100 in paid in capital from the issuance of related common stock purchase warrants, which is considered a debt discount. The effective interest rate on the outstanding promissory notes, when compared to the valuation of the common stock purchase warrant incentives and debt issue cost, was 16.9% for the year ended December 31, 2001.

At a meeting in March 2002, the board amended the terms of the existing debt offering as follows: (a) the offering size was increased from $2.77 million to $3.5 million; (b) the maturity date of the notes was extended to December 31, 2002; (c) the notes were amended to require conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million (the “subsequent financing”) on or before December 31, 2002; and (d) the warrant coverage was increased to a minimum of 35% of the principal amount in the event the subsequent financing was completed before August 31, 2002; 40% in the event the subsequent financing was completed before December 31, 2002; and 45% in the event the subsequent financing was completed after December 31, 2002. Purchasers prior to the date of the offering changes were given an opportunity to rescind their agreement and obtain a refund of principal plus accrued interest or accept the revised terms. Refunds for approximately $55,000 were subsequently made. During the year ended December 31, 2002, the Company raised an additional $1,157,500 from the convertible debt offering. As noted below, the Company also raised $1.56 million in an equity financing as of December 31, 2002. Accordingly, the convertible notes, totaling $3,082,500, together with the related accrued interest of $231,180 were converted into 3,313,680 shares of common stock, at a per share price of $1.00, on December 31, 2002.

The number of warrants from the convertible debt financing totaled 1,233,000 shares, equaling 40% of the total principal balance of $3,082,500. The warrants were originally valued based on the $1.50 strike price and were revalued at the time of conversion based on the final strike price of $1.00. The total value of the warrants during 2002 resulted in additional debt discount of approximately $512,000. The total amortization of debt discount to interest expense during

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 2.  Notes Payable — (Continued)

2002 totaled $643,000. The effective interest rate on the outstanding promissory notes, when compared to the valuation of the common stock purchase warrant incentives and debt issue cost, was 24.4% for the year ended December 31, 2002.

In September 2002, the Company began a private placement offering of common stock pursuant to approval at its August 2002 Board meeting in accordance with Regulation D under Section 4 of the Securities Act of 1933 (the “Securities Act”) at a per share price of $1.00. The offering included detachable stock purchase warrants equal to 60% of the common stock investments. The exercise price of the warrants equaled $1.00 per share. As of December 31, 2002, the Company raised $1.56 million from the offering, including $135,000 of stock subscriptions receivable, which was received in 2003. An additional $2.2 million was raised from this equity financing under the same terms through March 31, 2003.

The 3,313,680 shares from the debt conversion plus 1,545,000 of the shares that were to be issued in the 2002 equity private placement (See Note 4) were not issued until after December 31, 2002. Accordingly, the combined total, or 4,858,680 shares, are considered to be outstanding, but unissued at December 31, 2002 for accounting purposes.

Note 3.  Identifiable Intangible Assets

Identifiable intangible assets consist of the following as of December 31:

	2003	2002

Antimicrobial technology	$222,187	$225,000
Licensing agreements	61,391	61,391
Patents pending and approved	768,595	644,110

	1,052,173	930,501
Less accumulated amortization	(373,802)	(299,977)

Identifiable intangible assets, net	$678,371	$630,524

Scheduled amortization charges from identifiable assets as of December 31, 2003 are as follows:

	Antimicrobial	Licensing	Patents pending
Year	technology	agreements	and approved	Total

2004	$11,109	$3,595	$59,121	$73,825
2005	11,109	3,595	59,121	73,825
2006	11,109	3,595	59,121	73,825
2007	11,109	3,595	59,121	73,825
2008	11,109	3,595	59,121	73,825
Thereafter	3,995	36,226	269,025	309,246

Note 4.  Stockholders’ Equity

On December 16, 2002, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized Preferred Shares from 2,000,000 to 25,000,000 and to increase the number of authorized Common Shares from 25,000,000 to 100,000,000.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 4.  Stockholders’ Equity — (Continued)

Preferred Stock

The board of directors may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the board of directors (“the board”) may deem advisable. As of December 31, 2003, no preferred series shares had been designated by the board.

Stock Split

On December 29, 1993, the Company underwent a 1 for 500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

Shareholder Rights Agreement

On August 15, 2003, the Company’s board approved the adoption of a Shareholder Rights Plan pursuant to which all of the Company’s stockholders as of September 15, 2003 (the “record date”) will receive rights to purchase shares of a new series of Preferred Stock.

The rights will be distributed as a non-taxable dividend and will expire ten years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the common stock. If a person acquires 15 percent or more of common stock, all rights holders, except the buyer, will be entitled to acquire the Company’s common stock at a discount. The effect will be to discourage acquisitions of more than 15 percent of the Company’s common stock without negotiations with the board.

Options

On December 15, 2000, the shareholders of the Company approved the Helix BioMedix 2000 Stock Option Plan (“the 2000 Plan”). A total of 5,400,000 of the Company’s authorized and unissued common shares are reserved for issuance under the 2000 Plan. The 2000 Plan is to be administered by non-employee directors, who shall be authorized to grant stock options to the Company’s employees, consultants and/or directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code, or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with an option to repurchase, upon termination of an optionee’s employment, up to ten thousand shares acquired by the optionee through the exercise of options granted thereunder at its then-current fair market value. As of December 31, 2003, no shares had been exercised under the 2000 Plan and 3,956,000 shares remain available for grant.

During 2002, the Company amended the 2000 Plan as follows:

a.	The role of a committee appointed by the board to administer the plan was clarified.

b.	Specific authority was granted to the Chief Executive Officer to determine stock option grants for employees, other than non-executive officers, subject to certain conditions.

c.	The vesting rights in the event of a change of control were specified for employees and Executive Officers.

d.	Extended the stock option expiration period in certain cases for up to three years for future grants.

e.	Increased the vesting period for future option grants generally from two to three years.

Pursuant to separate board resolutions, the Company issued an additional 621,893 stock options, which are not part of any plan. A total of 20,000 shares were exercised, 268,893 shares were cancelled and 333,000 remain outstanding.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 4.  Stockholders’ Equity — (Continued)

A summary of activity for options for the years ended December 31, 2003 and 2002 is as follows:

	Options Outstanding

	Number	Weighted Avg.
	of Shares	Exercise Price

Balance at December 31, 2001	836,893	$1.31
Granted	350,000	$1.00
Exercised	—	—
Canceled	(53,893)	$0.70

Balance at December 31, 2002	1,133,000	$1.23
Granted	694,000	$1.00
Exercised	—	—
Canceled	(50,000)	$1.00

Balance at December 31, 2003	1,777,000	$1.15

The following table summarizes information about options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Avg.	Avg.		Avg.
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Term	Price	Exercisable	Price

$0.70	165,500	7.50 years	$0.70	165,500	$0.70
$1.00	994,000	8.83 years	$1.00	245,551	$1.00
$1.50	602,500	7.59 years	$1.50	602,500	$1.50
$1.72	15,000	7.00 years	$1.72	15,000	$1.72

Total	1,777,000	8.27 years	$1.15	1,028,551	$1.26

As of December 31, 2002, there were 720,500 options exercisable at a weighted average exercise price of $1.32.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 4.  Stockholders’ Equity — (Continued)

Common Stock Purchase Warrants

Information concerning outstanding common stock purchase warrants is set forth below:

	December 31,

	2003			2002

		Price	Wghtd.		Price	Wghtd.
	Number	range	Avg.	Number	range	Avg.

Warrants issued to employees and non-employees for services	1,654,070	$0.25-$6.00	$1.52	1,577,286	$1.00-$6.00	$1.45
Exercised	(500)	$1.00	$1.00
Expired	(15,000)	$2.50	$2.50
Warrants issued in connection with 1999 equity financing				2,890,643	$3.25	$3.25
Expiring 2004	537,543	$3.25	$3.25
Exchanged	2,353,100	$2.25	$2.25
Warrants issued in connection with 2001 convertible debt financing	1,233,000	$1.00	$1.00	1,233,000	$1.00	$1.00
Exercised	(80,000)	$1.00	$1.00
Warrants issued in connection with 2002 and 2003 equity financings	2,239,496	$1.00	$1.00	936,000	$1.00	$1.00

Total outstanding warrants	7,921,709	$0.25-$6.00	$1.64	6,636,929	$1.00-$6.00	$2.13

Stock Offering

During 1999, the Company issued 2,890,643 shares of common stock in a private placement for $1,916,255, net of offering costs of $107,195. The shares were sold in units, each unit consisting of 150,000 common shares and 150,000 warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.25 per share.

In December 2003, the Company initiated a warrant exchange program pursuant to which holders of certain warrants issued by the Company in October 1999 and expiring on October 18, 2004, and having a per share exercise price of $3.25 could exchange such warrants for new warrants that (i) expire on October 31, 2006; (ii) provide for cashless exercises; and (iii) reduce the per share exercise price from $3.25 to $2.25. Consideration for the exchange was $0.50 per warrant share and surrender of the old warrants prior to December 26, 2003. The exchange program generated gross proceeds to the Company of $1.2 million.

Employee Equity Compensation Costs

In 2003, certain employment contracts previously approved by the board of directors resulted in a compensation charge of $386,920, as they were variable options. In December 2003, the Company revised substantially all agreements to fix the option terms. Remaining deferred compensation related to these options totals $525,000 at December 31, 2003.

Stockholders’ Equity and Comprehensive Income

SFAS No. 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. The Company’s

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 4.  Stockholders’ Equity — (Continued)

financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Note 5.  Income Taxes

No income tax benefit was recognized for the Company’s net losses in 2003 and 2002 primarily due to the inability to utilize net operating loss carry forwards for which a full valuation allowance is provided.

The following are the components of the Company’s deferred tax assets and liabilities at December 31:

	2003	2002

Net operating loss carry forwards	$3,690,100	$3,190,000
Research and development credits	162,000	162,000

Gross deferred tax assets	3,852,100	3,352,000
Valuation allowance	(3,852,100)	(3,352,000)

Total deferred tax assets	$—	$—

The Company, as of December 31, 2003, has federal net operating loss carry forwards totaling approximately $10.8 million, which expires between 2004 and 2022. The Company also has approximately $162,000 in Federal Credits for increasing research activities available to offset future taxable income and related tax. The increase in the valuation allowance was $500,100 and $986,000 in 2003 and 2002, respectively. The Company’s ability to utilize the carry forwards may be limited in the event of an ownership change as defined in current income tax regulations.

Note 6.  Related Party Transactions

Keith Lanneau, the Company’s founder and former chairman of the board provides technical consulting services to the Company pursuant to a Consulting Agreement dated December 29, 2000. Pursuant to the Consulting Agreement, Mr. Lanneau receives a monthly retainer of $5,000. During 2002, the Company repaid a promissory note outstanding to Mr. Lanneau in the principal amount of $163,154 and paid him interest on the note of approximately $13,000.

Dunsford Hill Capital Partners, Inc. (“Dunsford Hill”) is a California corporation owned and controlled by Randall L-W. Caudill, Ph.D., a member of the Company’s board of directors. The Company previously engaged Dunsford Hill as a consultant to provide professional assistance in the areas of strategic and financial planning. In 2002, Dunsford Hill earned cash compensation in the amount of $36,000 and was issued a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a ten-year term. In 2003, Dunsford Hill was paid $49,500. As of December 31, 2003, the Company had issued warrants to purchase 250,000 shares of common stock to Dunsford Hill.

The Paisley Group LLC, (“Paisley”) a Washington limited liability company is owned and controlled by Carlyn J. Steiner, a member of the board of directors. The Company previously engaged Paisley as a consultant to provide professional assistance in the areas of strategic and financial planning. In 2002, Paisley earned cash compensation in the amount of $36,000 and was issued a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a ten-year term. In 2003, Paisley was paid $49,500. As of December 31, 2003, the Company had issued warrants to purchase a total of 300,000 shares of common stock to Paisley.

Ralph Katz served on the board of directors from December 2000 until his resignation in May 2002 and also served on the Company’s Audit Committee from March 2002 until May 2002. The Company engaged Mr. Katz in October 2002

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 6.  Related Party Transactions — (Continued)

as a consultant to provide professional services in the areas of strategic and financial planning. In return for services performed, he was issued a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a ten-year term.

Katz-Miller Ventures, LLC (“Katz-Miller”) is a former consultant to the Company. The principal members of Katz Miller are Ralph Katz and Jeffrey Miller. Mr. Katz is a former director of the Company, (see above) and Mr. Miller is a current director of the Company. As of December 31, 2003, the Company has paid Katz-Miller $80,000 and issued Katz-Miller 280,000 shares of its common stock and 200,000 warrants.

On June 18, 2001, the Company entered into a Consulting Agreement with Dr. Robert E.W. Hancock, Ph.D. Dr. Hancock has been engaged to serve as a member of the Company’s Scientific Advisory Board (“SAB”) for a period of three years as an expert consultant in the area of antimicrobial peptides. Additionally, Dr. Hancock was engaged to assist the Company in its efforts to license certain intellectual property from the University of British Columbia (“UBC”). Dr. Hancock is the lead investigator and inventor of the UBC patents and patent applications. Dr. Hancock’s Consulting Agreement generally provides for compensation in cash and in the form of warrants as follows: 1) For each year of service on the SAB, the Company will grant a warrant to purchase 10,000 shares of common stock with a purchase price based on the fair market value of the Company’s stock and a ten-year term, and 2) upon execution of the license agreement with UBC, the Company agreed to grant warrants to purchase up to 250,000 shares of common stock at a purchase price of $1.50 with a ten-year term. These warrants vest in six equal installments every six months after the grant date.

On October 1, 2001, the Company entered into a License Agreement (“License”) with UBC whereby UBC granted to the Company an exclusive worldwide License to use and sublicense certain defined “Technology”. Dr. Hancock is the lead investigator and inventor of the UBC patents and patent applications. Under the License, the Company agreed to pay UBC certain royalties, and issued stock, options and cash to UBC or its nominees. See also Note 9.

Note 7.  Supplemental Disclosure of Cash Flow Information

	Inception
	(November 7,
	1988) to
	December 31,	Years ended December 31,

	2003	2003	2002

Deferred stock compensation	$525,000	$525,000	$—
Stock issued to acquire patents	66,486	—	—
Debt issued to acquire technology	200,000	—	—
Bridge loans outstanding at acquisition	200,000	—	—
Patent costs included in accounts payable	99,859	—	—
Accounts payable converted to notes	704,559	—	—
Accrued interest converted to notes	403,453	—	—
Notes converted to equity	4,722,048	—	3,082,500
Accrued interest converted to equity	231,180	—	231,180
Detachable warrants issued with notes payable	728,552	—	512,452
Issuance of stock for services provided	14,400	—	14,400
Purchase of property included in accrued expenses	224,458	—	224,458
Stock subscription receivable	135,000	—	135,000
Cash paid for interest	105,430	—	13,052

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Period From Inception (November 7, 1988) to December 31, 2003

Note 8.  Long Term Leases

The Company leases office and lab space under an operating lease expiring in August 2005. Rent expense for the years ended December 31, 2003 and 2002 was $64,220 and $83,750, respectively. Future minimum lease payments required under the lease obligation for 2004 and 2005 are $33,300 and $30,200, respectively.

Note 9.  License Agreement

The Company entered into a License Agreement (“License”) with the UBC commencing October 1, 2001, whereby UBC granted to the Company an exclusive worldwide License to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. Dr. Hancock, a member of the Company’s Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The License extends to the Company’s affiliates. In exchange for the exclusive, worldwide License, the Company agreed to pay UBC a royalty comprised of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000, $20,000 and $25,000 beginning with the 5th, 6th, 7th and all subsequent anniversaries of the Commencement Date of the License Agreement, respectively. Minimum royalties begin in 2006. Additionally, the Company agreed to issue to UBC or its nominee, 97,500 shares of the Company’s common stock and options to purchase up to 152,500 shares of common stock at the exercise price of US $1.50 per share. The options have a term of ten years. As called for by the License, the Company has issued to UBC, 97,500 shares of the Company’s common stock, options to purchase an additional 152,500 common shares at $1.50 and $61,391 in cash, such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees.

Note 10.  Subsequent Event

On March 19, 2004, the Company announced the initial closing of a private placement equity financing, raising $1.1 million and issuing 550,000 shares of common stock and 192,500 detachable warrants. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features. The warrants have a term of 5 years and are exercisable at $2.00 per share. The proceeds of this offering will be used to continue ongoing research and development efforts, the out-licensing of our peptides and for general corporate purposes. The Company expects to have at least one additional closing prior to concluding this round of financing.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual report, the Company carried out an evaluation, under the supervision and participation of management, by the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13A-14. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There were no significant changes during the fourth quarter or the year in the Company’s internal controls over financial reporting or in other factors that could significantly affect, or is reasonably likely to significantly affect such internal controls.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is contained in part in the sections captioned “Board of Directors — Nominees for Director”, “Board of Directors — Continuing Directors — Not Standing for Election This Year”, “Board of Directors — Contractual Arrangements” and “Voting Securities and Principal Holders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for Helix BioMedix Annual Meeting of Stockholders scheduled to be held on April 30, 2004, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant”.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for Helix BioMedix Annual Meeting of Stockholders scheduled to be held on April 30, 2004.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for Helix BioMedix Annual Meeting of Stockholders scheduled to be held on or around April 30, 2004.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into certain contractual agreements with the following parties:

(a)  With University of British Columbia

The Company entered into a License Agreement (“License”) with the University of British Columbia (“UBC”) commencing October 1, 2001 whereby UBC granted to the Company an exclusive worldwide License to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. Dr. Hancock, a member of the Company’s Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The License extends to the Company’s affiliates. In exchange for the exclusive, worldwide License, the Company agreed to pay UBC a royalty comprised of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000, $20,000 and $25,000 beginning with the 5th, 6th, 7th and all subsequent anniversaries of the Commencement Date of the License Agreement respectively. Minimum royalties begin in 2006. Additionally, the Company agreed to issue to UBC or its nominee, 97,500 shares of the Company’s common stock and options to purchase up to 152,500 shares of common stock at the exercise price of US $1.50 per share. The options have a term of ten years. As called for by the License, the Company has issued to UBC or its assigns, 97,500 shares of the Company’s common stock, options to purchase an additional 152,500 common shares at $1.50, and $61,391 in cash, such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees.

(b)  With Katz- Miller Ventures, LLC

Katz-Miller Ventures, LLC (“Katz-Miller”) is a former consultant to the Company. The principal members of Katz Miller are Ralph Katz and Jeffrey Miller. Mr. Katz is a former director of the Company and Mr. Miller is a current director of the Company. The Company first entered into a consulting agreement with Katz-Miller on October 1, 1999. In May 2001, the Company entered into an Amended and Restated Consulting Agreement with Katz-Miller. The Amended and Restated Consulting Agreement modifies the terms of compensation for services rendered under the prior agreement by providing for a cash payment of $80,000, a short term loan of $80,000, and issuance of warrants to purchase shares of common stock as follows: 1) 50,000 at $1.50; 2) 50,000 at $3.00; 3) 50,000 at $4.50 and 4) 50,000 at $6.00. All warrants vested upon issuance and will expire on June 30, 2011. As of December 31, 2003, the Company has paid Katz-Miller $80,000 and issued Katz-Miller 280,000 shares of its common stock and 200,000 warrants as described above. See also Certain Relationships and Related Transactions — Ralph Katz, below.

(c)  With Dunsford Hill Capital Partners, Inc.

Dunsford Hill Capital Partners, Inc. (“Dunsford Hill”) is owned and controlled by Randall L-W. Caudill, Ph.D. Dr. Caudill also serves as a Director of the Company. Dunsford Hill provides consulting services to the Company on strategic, management and financial issues. The Company first entered into a Consulting Agreement with Dunsford Hill in October 2000. The original consulting agreement has been amended and extended by subsequent agreements which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement (“Amended Agreement”) with Dunsford Hill, the Company agreed to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to cash payments totaling $72,000 payable in installments and warrants to purchase an aggregate of 50,000 shares of common stock at the lower of $1.50 or the price of the next equity financing ($1.00). As of December 31, 2003, the Company has issued to Dunsford Hill warrants to purchase 250,000 shares of common stock and made cash payments of $49,500 in 2003.

(d)  With Paisley Group, LLC

Carlyn J. Steiner, effective November 15, 2003 as a member and in her capacity as the Executor of the Estate of George M. Steiner, controls the activities of the Paisley Group, LLC. The Paisley Group has provided the Company with financial consulting services including consulting in conjunction with the 2001 Private Placement. The Company first entered into a Consulting Agreement with the Paisley Group in October 2000. The original consulting agreement has been amended and extended by subsequent agreements which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement (“Amended Agreement”) with the Paisley Group, the Company agreed to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to cash payments totaling $72,000 payable in installments and warrants to purchase an aggregate of 100,000 shares of common stock at the lower of $1.50 or the price of the next equity financing ($1.00). As of December 31, 2003, the Company has issued to The Paisley Group warrants to purchase 300,000 shares of common stock and made cash payments of $49,500 in 2003.

(e)  With Robert E.W. Hancock, Ph.D.

On June 18, 2001, the Company entered into a Consulting Agreement with Dr. Robert E.W. Hancock, Ph.D. Dr. Hancock has been engaged to serve as a member of the Company’s Scientific Advisory Board (“SAB”) for a period of three years as an expert consultant in the area of antimicrobial peptides. Additionally, Dr. Hancock was engaged to assist the Company in its efforts to license certain intellectual property from the University of British Columbia (“UBC”). Dr. Hancock is the lead investigator and inventor of the UBC patents and patent applications. The Company entered into a license agreement with UBC in October 2001. Dr. Hancock’s Consulting Agreement generally provides for compensation in cash and in the form of warrants as follows: 1) For each year of service on the SAB, the Company will grant a warrant to purchase 10,000 shares of common stock with a purchase price based on the fair market value of the Company’s stock and a ten year term, and 2) upon execution of the license agreement with UBC, the Company agreed to grant warrants to purchase up to 250,000 shares of common stock at a purchase price of $1.50 with a ten year term. These warrants vest in six equal installments every six months after the grant date.

(f)  With Keith P. Lanneau

Keith Lanneau, the Company’s founder and former chairman of the board provides technical consulting services to the Company pursuant to a Consulting Agreement dated December 29, 2000. Pursuant to the consulting Agreement, Mr. Lanneau receives a monthly retainer of $5,000.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
No.	Description and Location

Plan of acquisition or reorganization
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)
Articles of Incorporation and Bylaws
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation
3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-a to the Company’s Form 10-KSB for the year ended December 31, 2000)
3.3	Certificate of Amendment of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-KSBA for the year ended December 31, 2002).
3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company’s Form 10-KSB for the year ended December 31, 2000)
Executive Compensation Plans and Agreements
10.1	R. Stephen Beatty Employment Agreement dated July 1, 2001 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.2	Elizabeth L. Scheer Employment Agreement dated July 1, 2001 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-KSB for the year ended December 31, 2001)

Exhibit
No.	Description and Location

10.3	Separation and Release Agreement dated June 3, 2002 between the Company and Elizabeth L. Scheer (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSBA for the year ended December 31, 2002)
10.4	Tim Falla Employment Agreement dated June 15, 2001 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.5	Helix BioMedix, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSBA for the year ended December 31, 2002)
10.6	Common Stock Purchase Warrant Agreement between Helix BioMedix, Inc. and Ralph Katz, dated January 1, 2002 (incorporated by reference from Exhibit 10.6 to the Company’s Form 10-KSBA for the year ended December 31, 2002). The Company has entered into substantially identical agreements with its other non-employee directors
10.7	Employment Agreement dated February 28, 2003, effective January 1, 2003 between the Company and Kerry Palmer
10.8	Employment Agreement dated September 24, 2003, effective July 1, 2003 between the Company and Tim Falla
10.9	Employment Agreement dated September 24, 2003, effective July 1, 2003 between the Company and R. Stephen Beatty
10.10	Letter Agreement dated May 19, 2003 between the Company and Parker Sroufe
10.11	Separation Agreement and Release dated November 26, 2003 between the Company and Kerry Palmer
10.12	Amendment to Employment Agreement dated December 10, 2003 between the Company and Timothy Falla
10.13	Amendment to Employment Agreement dated December 10, 2003 between the Company and R. Stephen Beatty
Other Material Contracts
10.14	Agreement to Restructure Debt between the Company and Keith P. Lanneau (incorporated by reference from Exhibit 10-c to the Company’s Form 10-KSB for the year ended December 31, 2000)
10.15	Consulting Agreement with Keith P. Lanneau (incorporated by reference from Exhibit 10 to the Company’s Form 10-KSB for the year ended December 31, 2000)
10.16	TPI Licensing Agreement dated September 5, 2001 (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.17	University of British Columbia License Agreement dated October 1, 2001 (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.18	Amended and Restated Consulting Agreement with Katz Miller Ventures, LLC dated October 1, 1999 (incorporated by reference from Exhibit 10.6 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.19	Amended and Restated Consulting Agreement with Dunsford Hill Capital Partners dated May 30, 2001 (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.20	Second Amended and Restated Consulting Agreement with Dunsford Hill Capital Partners dated August 15, 2002 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-KSBA for the year ended December 31, 2002)
10.21	Amended and Restated Consulting Agreement with the Paisley Group, LLC dated May 30, 2001 (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.22	Second Amended and Restated Consulting Agreement with the Paisley Group, LLC dated August 15, 2002 (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-KSBA for the year ended December 31, 2002)

Exhibit
No.	Description and Location

10.23	Hancock Consulting Agreement dated June 18, 2001 (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.24	Beatty Finance, Inc. Amended and Restated Administrative Services, Financial Management and Office Sharing Agreement dated May, 2001 (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.25	Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001 (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.26	Consulting Agreement with Ralph Katz dated October 1, 2002 (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-KSBA for the year ended December 31, 2002)
10.27	Rights Agreement dated August 21, 2003
10.28	Acceptance and Acknowledgement of Appointment dated January 4, 2004.
Code of Ethics
14.0	Code of Ethics adopted August 11, 2003
Certifications
31.0	Certification of Chief Executive Officer
32.0	Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On August 22, 2003, the Company filed a current report on Form 8-K concerning the adoption of a Stockholder Rights Agreement.

On December 1, 2003, the Company filed a current report on Form 8-K concerning the resignation of Kerry Palmer, the Company’s Chief Financial Officer and the issuance of a press release relating to Mr. Palmer’s resignation.

On December 16, 2003, the Company filed a current report on Form 8-K disclosing the signing of a collaborative research agreement between the Company and Pyxis Genomics, Inc., and the issuance of a joint press release relating to the same.

On December 29, 2003, the Company filed a current report on Form 8-K disclosing that the Company had raised approximately $1.2 million in a private financing and had issued a press release relating to the same.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information contained in the section captioned “Audit Fees” of the Proxy Statement for Helix BioMedix Annual Meeting of Stockholders scheduled to be held on April 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: HELIX BIOMEDIX, INC.

Date: March 24, 2004	By: /s/ R. Stephen Beatty ---------------------------------------------- R. Stephen Beatty President, Chief Executive Officer and Principal Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints R. Stephen Beatty, his or her true and lawful attorney-in-fact and agent, with full power to act, and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 24, 2004.

Signature	Title

/s/ R. STEPHEN BEATTY R. Stephen Beatty	Director, Chief Executive Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ RANDALL L-W. CAUDILL, PH.D. Randall L-W. Caudill, Ph.D.	Director

/s/ JOHN C. FIDDES, PH.D. John C. Fiddes, Ph.D.	Director

/s/ JEFFREY A. MILLER, PH.D. Jeffrey A. Miller, Ph.D.	Director

/s/ GEORGE A. MURRAY George A. Murray	Director

/s/ CARLYN J. STEINER, J.D. Carlyn J. Steiner, J.D.	Director

/s/ DANIEL O. WILDS Daniel O. Wilds	Director