Form 10QSB
period 2004-03-31
HELIX BIOMEDIX INC
filed 2004-05-14
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.

Delaware (State or other jurisdiction of incorporation or organization)	91-2099117 (I.R.S. Employer Identification No.)

22122-20th Avenue Southeast, Suite 148, Bothell, Washington 98021
(Address of principal executive offices)

(425) 402-8400
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2004

Common Stock, $0.001 par value	13,108,719

HELIX BIOMEDIX, INC
FORM 10-QSB

PART I. Financial Information

ITEM 1. Financial Statements

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,402,167	$2,070,906
Prepaid expenses and other current assets	112,875	57,800

Total current assets	2,515,042	2,128,706
Property and equipment, net	285,162	303,466
Other assets, net	702,708	707,776

Total assets	$3,502,912	$3,139,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$148,552	$205,753
Total current liabilities	148,552	205,753

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 12,899,370 shares outstanding at March 31, 2004, 12,289,370 shares outstanding at December 31, 2003	12,899	12,290
Additional paid-in capital	18,527,157	17,364,975
Deferred stock compensation	(472,500)	(525,000)
Deficit accumulated during the development stage	(14,713,196)	(13,918,070)

Total stockholders’ equity	3,354,360	2,934,195

Total liabilities and stockholders’ equity	$3,502,912	$3,139,948

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
For the Period from Inception (November 7, 1988) to March 31, 2004
And the three months ended March 31, 2004 and 2003
(Unaudited)

	Inception
	(November 7, 1988)	Three months ended March 31,
	to
	March 31, 2004	2004	2003
Revenue	$198,752	$20,787	$2,284

Operating expenses:
Research and development	4,023,761	242,903	190,619
Depreciation and amortization	603,465	38,621	29,700
Accounting, legal and professional	1,651,365	90,797	57,937
Consulting fees	2,667,332	64,477	94,574
General and administrative	4,661,092	383,050	261,947

Total operating expenses	13,607,015	819,848	634,777

Loss from operations	(13,408,263)	(799,061)	(632,493)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—
Interest expense	1,459,442
Interest income	(105,935)	(3,935)	(2,194)

	1,304,933	(3,935)	(2,194)

Net loss	$(14,713,196)	$(795,126)	$(630,299)

Basic and diluted net loss per share		$(0.06)	$(0.06)
Weighted average shares outstanding		12,419,370	10,606,304

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Period from Inception (November 7, 1988) to March 31, 2004 and the three months ended March 31, 2004 and 2003
(Unaudited)

	Inception
	(November 7, 1988)	Three months ended March 31,
	to
	March 31, 2004	2004	2003
Cash Flows from Operating Activities
Net loss	$(14,713,196)	$(795,126)	$(630,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	607,645	38,621	29,700
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	3,429,567	110,910	—
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(106,865)	(55,075)	8,486
Other assets	(96,796)	—	193
Accounts payable — related party	341,602	—
Accounts payable and accrued expenses	225,163	(57,201)	30,659

Net cash used in operating activities	(9,300,148)	(757,871)	(561,261)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Purchase of property and equipment	(571,181)	(1,861)	(5,434)
Increase in capitalized patents	(602,626)	(13,388)	(50,949)

Net cash used in investing activities	(1,173,817)	(15,249)	(56,383)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable — related party	379,579	—	—
Repayments from notes payable — related party	(163,154)	—	—
Proceeds from issuance of common stock	8,246,165	1,089,381	1,334,500
Proceeds from exercise of stock options and warrants	707,151	15,000	—

Net cash provided by financing activities	12,876,132	1,104,381	1,334,500

Net increase in cash and cash equivalents	2,402,167	331,261	716,856
Cash and cash equivalents at beginning of period	—	2,070,906	1,031,345

Cash and cash equivalents at end of period	$2,402,167	$2,402,167	$1,748,201

Supplemental cash flow information:
Interest paid	$105,430	$—	$—
Stock subscription receivable	$1,022,500	$—	$1,022,500

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-KSB for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 26, 2004.

2. Accounting for Stock Options

The Company applies ABP Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in measuring compensation costs for its employee stock option plan. The Company discloses proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18.

Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, its net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003
Net loss
As reported	$(795,126)	$(630,299)
Add: Stock-based employee compensation expense included in reported net loss	110,910	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(116,649)	(44,518)

Pro forma net loss	$(800,865)	$(674,817)

Net loss per share
As reported	$0.06	$0.06

Pro forma net loss	$0.06	$0.06

The per share weighted-average fair value of stock options granted as of March 31, 2004 and 2003 was $2.00 and $1.22, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2004	2003
Expected dividend yield	0%	0%
Risk-free interest rate	2.21%	4.65%
Expected volatility	125%	110%
Expected life in years	3.0	3.0

The calculation of weighted average number of shares outstanding for the three months ended March 31, 2004 excludes 1,762,000 stock options and 8,124,680 warrants as the effect on the net loss per share is antidilutive.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Stockholders’ Equity

On March 19, 2004, the Company announced the initial closing of a private placement equity financing, receiving cash of $1.1 million in exchange for 550,000 shares of common stock and detachable warrants to purchase 192,500 shares of common stock. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features. The warrants have a term of 5 years and are exercisable at $2.00 per share.

In a second closing held on April 7, 2004, the Company received $418,000 in exchange for 209,000 shares of common stock and detachable warrants to purchase an additional 73,150 shares of common stock. In the third and final closing held on May 3, 2004, the Company received $850,000 in exchange for 425,000 shares of common stock and detachable warrants for the purchase of 148,750 shares of common stock. The Company received a total of $2,368,000 in this private placement financing for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements and the notes to those statements included with this Quarterly Report. In addition to historical information, this report contains forward-looking statements. Words such as “believes”, “anticipates”, “expects” and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Certain Factors That May Affect Our Business and Future Results” in this Quarterly Report. Other factors besides those described in this Quarterly Report could also affect actual results. You should carefully consider the factors in Part I entitled “Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report.

Business Overview

Our primary commercial objective is to enter into royalty-bearing licenses that assign to third parties the rights to use our proprietary peptides in distinct fields of application. We may consider further development of our peptides for pharmaceutical applications which would be subject to FDA approval. These fields of use include:

•	Pharmaceutical applications such as broad-spectrum topical anti-infectives with efficacy against bacterial, fungal, viral and parasitic pathogens; wound healing agents; and, the treatment and prevention of certain sexually-transmitted diseases;

•	Non-pharmaceutical applications such as anti-wrinkle/anti-aging additives for skin-care products; anti-bacterial adjuvants for oral care and personal hygiene products; and agricultural applications involving plant protection and animal health; and,

•	Dual-use applications which are potentially suitable for both prescription pharmaceuticals and consumer products. For example, our peptide that has demonstrated efficacy in treating acne, inflammation and infection might be used to improve the formulation of over-the-counter acne medicines, and might also form the basis of a prescription anti-acne therapy. Our biocides may be integrated into “U.S. Food and Drug Administration” or FDA-approved applications such as implantable devices and catheters, as well as certain consumer products such as food preparation surfaces, detergents, and deodorants.

Since inception we have incurred significant losses, and as of March 31, 2004, we had a deficit accumulated during the development stage of approximately $14.7 million. We anticipate incurring additional losses as we continue our research and development efforts.

Operating costs and expenses consist primarily of research and development activities, including consumer testing, and general and administrative expenses.

Research and development expenses include salary expense and costs of supplies used in our internal research and development projects. From our inception through March 31, 2004, we incurred costs of approximately $4.0 million associated with the research and development of our product candidates.

General and administrative expenses include compensation expenses related to executive, finance and administrative personnel, the costs of facilities, insurance and legal support.

Results of Operations

As of March 31, 2004, our accumulated deficit was approximately $14.7 million. We may incur substantial losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has resulted from a single licensing arrangement. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

We recognized revenue of $20,800 in the first three months of 2004 compared to $2,300 in the first three months ended March 31, 2003. Revenue for the remainder of 2004 will be dependent on our ability to enter into licensing arrangements with third parties.

Total operating expenses for the three months ended March 31, 2004 were $819,800 compared with $634,800 for the three months ended March 31, 2003, an increase of 29%. The increase was primarily attributable to an increase in expenditures for external consumer product testing and stock compensation charges for warrants and stock options granted to certain corporate officers.

Liquidity and Capital Resources

From inception, we have financed our operations primarily through the private sale of debt and equity securities. On March 19, 2004, we effected the initial closing of a private equity financing, pursuant to which we received $1.1 million of gross proceeds in exchange for 550,000 shares of common stock and detachable warrants to purchase 192,500 shares of common stock. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features. The warrants have a term of 5 years and are exercisable at $2.00 per share. The net proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.

On April 7, 2004 we conducted a second closing to the 2004 private equity financing and received gross proceeds of $418,000 in exchange for 209,000 shares of common stock and detachable warrants to purchase as additional 73,150 shares of common stock. The third and final closing occurred on May 3, 2004, pursuant to which we received $850,000 for 425,000 shares of common stock and detachable warrants for the purchase of 148,750 shares of common stock.

As of March 31, 2004, we had cash and cash equivalents of $2.4 million compared to $2.1 million at December 31, 2003. Our cash used in operations was $757,900 during the three months ended March 31, 2004, compared to $561,300 for the same period in 2003. The change in cash used in operating activities was primarily due to increased spending in research and development and professional services.

Investing activities for the three months ended March 31, 2004 used $15,200 compared to $56,400 for the same period in 2003. The cash used in investing activities was primarily due to payments for patent costs that qualify for capitalization.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. We believe that the subsequent private equity placement of $1.3 million and the existing cash and cash equivalents on hand will be sufficient to satisfy our capital needs through the next twelve months.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, our management evaluates its estimates and judgments including those related to revenue recognition, research and development costs and capitalized patent costs. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

•	Revenue Recognition. Since inception, we have generated limited revenue from a single licensing arrangement. Revenue is recorded as earned based on the performance requirements of the contract,

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

•	Research and Development Costs. These items, including personnel costs, supplies, depreciation and other indirect research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, costs are expensed upon the earlier of when amounts are due or when services are performed.

•	Capitalization of Patent Costs. We capitalize the third party costs associated with filing patents or entering into licenses associated with our underlying technology. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. We apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our employee stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option or warrant if the fair market value of the underlying stock at the time of grant exceeds the exercise price. Our non-employee options and warrants are accounted for under Financial Accounting Standards Board No. 123. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year after December 15, 2004.

We currently account for stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of the proposed statement, if issued in final form by the FASB, will have a material effect on our financial statements.

Certain Factors That May Affect Our Business and Future Results

You should carefully consider the risks described below, together with all other information included in this Quarterly Report on Form 10-QSB in evaluating our company. If any of the following risks actually occur, our financial condition or operating results could be harmed. In such case, investors may lose part or all of their investment.

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

Developing product candidates and conducting pre-clinical testing of antimicrobial peptide technologies require substantial amounts of capital. To date, we have raised capital primarily through private equity financings. If we are unable to timely obtain additional funding, we may never obtain the results necessary to commercialize any of our products. We will need to raise additional capital to, among other things:

•	commercialize our product candidates;

•	fund our pre-clinical studies;

•	continue our research and development activities;

•	finance our general and administrative expenses; and

•	prepare, file, prosecute, maintain, enforce and defend patent and other proprietary rights.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used $757,900 in operating activities for the three months ended March 31, 2004 compared to 561,300 for the three months ended March 31, 2003. After giving effect to the private placement of common stock and warrants, which generated gross proceeds of $2.4 million and closed in May 2004, we believe that based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

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

We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of $795,100 for the three months ended March 31, 2004 and we may never become profitable. As of March 31, 2004, we had a deficit accumulated during the development stage of approximately $14.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

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

We intend to continue to develop alliances with third-party collaborators to develop and market our current and future product candidates. We may not be able to attract third-party collaborators to develop and market product candidates and may lack the capital and resources necessary to develop its product candidates alone. If we are unable to locate collaborators, or if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable.

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

During calendar year 2003, the average number of shares of our common stock that were traded each day was 8,743. An active trading market for our common stock may not develop following this offering. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active. The market price of our common stock has and may continue to fluctuate substantially due to a variety of factors, including:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13A-14. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes during the quarter in our internal controls over financial reporting or in other factors that could significantly affect, or is reasonably likely to significantly affect such internal controls.

PART II — Other Information

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

On March 19, 2004, the Company announced the initial closing of a private placement equity financing, receiving $1.1 million in exchange for 550,000 shares of common stock and detachable warrants to purchase 192,500 shares of common stock. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features. The warrants have a term of 5 years and are exercisable at $2.00 per share.

In a second closing held on April 7, 2004, the Company received $418,000 in exchange for 209,000 shares of common stock and detachable warrants to purchase an additional 73,150 shares of common stock. In the third and final closing held on May 3, 2004, the Company received $850,000 in exchange for 425,000 shares of common stock and detachable warrants for the purchase of 148,750 shares of common stock. The Company received a total of $2,368,000 in this private placement financing for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 30, 2004. At the Annual Meeting there were two matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominee as listed in the proxy statement. The director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal is as follows:

1. To elect one Class I director, to serve until the 2007 Annual Meeting of Stockholders and until his successor is elected and qualified:

Nominee	For	Withheld
Randall L-W. Caudill, D.Phil	7,855,085	38,390

2. To ratify the appointment of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2004:

For	Against	Abstain
7,875,671	504	17,300

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports of Form 8-K.

On March 22, 2004, the Company filed a current report on Form 8-K disclosing that the Company had raised approximately $1.1 million in a private financing and had issued a press release relating to the same.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: HELIX BIOMEDIX, INC.

May 11, 2004	By:	/s/ R. STEPHEN BEATTY

R. Stephen Beatty President, Chief Executive Officer Principal Accounting Officer