Form 10QSB
period 2004-06-30
HELIX BIOMEDIX INC
filed 2004-08-02
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.

Delaware (State or other jurisdiction of incorporation or organization)	91-2099117 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2004

Common Stock, $0.001 par value	13,539,769

HELIX BIOMEDIX, INC
FORM 10-QSB

Page
PART I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets (unaudited) as of June 30, 2004 and December 31, 2003	1
Statements of Operations (unaudited) for the three and six months ended June 30, 2004 and 2003, and for the period from inception (November 7, 1988) to June 30, 2004	2
Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and 2003, and for the period from inception (November 7, 1988) to June 30, 2004	3
Notes to Financial Statements	4
Item 2. Management’s Discussion and Analysis or Plan of Operation	6
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15
PART II. Other Information
Item 1. Legal Proceedings	16
Item 2. Changes in Securities	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. Financial Information

ITEM 1. Financial Statements

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,107,871	$2,070,906
Prepaid expenses and other current assets	67,115	57,800

Total current assets	3,174,986	2,128,706
Property and equipment, net	265,379	303,466
Other assets, net	690,448	707,776

Total assets	$4,130,813	$3,139,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$142,702	$205,753

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,533,370 shares outstanding at June 30, 2004, 12,289,370 shares outstanding at December 31, 2003	13,533	12,290
Additional paid-in capital	19,785,118	17,364,975
Deferred stock compensation	(420,000)	(525,000)
Deficit accumulated during the development stage	(15,390,540)	(13,918,070)

Total stockholders’ equity	3,988,111	2,934,195

Total liabilities and stockholders’ equity	$4,130,813	$3,139,948

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
For the Period from Inception (November 7, 1988) to June 30, 2004
And the three and six months ended June 30, 2004 and 2003
(Unaudited)

		Three months ended		Six months ended
	Inception	June 30,		June 30,
	(November 7, 1988)
	To June 30, 2004	2004	2003	2004	2003
Revenue	$244,026	$45,274	$39,148	$66,061	$41,432

Operating expenses:
Research and development	4,263,973	240,212	264,831	483,115	464,820
Depreciation and amortization	642,088	38,623	28,740	77,244	58,440
Accounting, legal and professional	1,728,070	76,705	35,906	167,502	93,843
Consulting fees	2,700,225	32,893	64,551	97,370	159,125
General and administrative	5,002,092	341,000	269,397	724,050	521,974

Total operating expenses	14,336,448	729,433	663,425	1,549,281	1,298,202

Loss from operations	(14,092,422)	(684,159)	(624,277)	(1,483,220)	(1,256,770)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—	—	—
Interest expense	1,459,442	—	—	—	—
Interest income	(112,750)	(6,815)	(6,814)	(10,750)	(9,008)

	1,298,118	(6,815)	(6,814)	(10,750)	(9,008)

Net loss	$(15,390,540)	$(677,344)	$(617,463)	$(1,472,470)	$(1,247,762)

Basic and diluted net loss per share		$(0.05)	$(0.05)	$(0.11)	$(0.11)

Weighted average shares outstanding		13,363,172	12,209,230	12,888,249	11,781,048

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Period from Inception (November 7, 1988) to June 30, 2004 and the six months ended June 30, 2004 and 2003
(Unaudited)

	Inception (November 7, 1988)	Six months ended June 30,
	to
	June 30, 2004	2004	2003
Cash Flows from Operating Activities
Net loss	$(15,390,540)	$(1,472,470)	$(1,247,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	642,088	77,244	58,440
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	3,482,067	163,410	80,874
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	20,000
Prepaid expenses and other current assets	(61,105)	(9,315)	23,130
Other assets	(96,796)	—	193
Accounts payable – related party	341,602	—	—
Accounts payable and accrued expenses	219,314	(63,051)	(136,840)

Net cash used in operating activities	(9,850,638)	(1,304,182)	(1,201,965)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Purchase of property and equipment	(567,001)	(1,861)	(5,976)
Increase in capitalized patents	(609,206)	(19,968)	(77,290)

Net cash used in investing activities	(1,176,217)	(21,829)	(83,266)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable – related party	379,579	—	—
Repayments from notes payable – related party	(163,154)	—	—
Proceeds from issuance of common stock	9,486,759	2,347,976	2,187,000
Proceeds from exercise of stock options and warrants	707,151	15,000	—

Net cash provided by financing activities	14,134,726	2,362,976	2,187,000

Net increase in cash and cash equivalents	3,107,871	1,036,965	901,769
Cash and cash equivalents at beginning of period	—	2,070,906	1,031,345

Cash and cash equivalents at end of period	$3,107,871	$3,107,871	$1,933,114

Supplemental cash flow information:
Stock subscription receivable	$—	$—	$135,000

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

Certain 2003 balances have been reclassified to conform to the current year presentation.

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

Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, its net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss
As reported	$(677,344)	$(617,463)	$(1,472,470)	$(1,247,762)
Add: Stock-based employee compensation expense included in reported net loss	52,500	—	163,410	80,874
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(107,512)	(25,249)	(224,161)	(69,767)

Pro forma net loss	$(732,356)	$(642,712)	$(1,533,221)	$(1,236,655)

Net loss per share
As reported	$(0.05)	$(0.05)	$(0.11)	$(0.11)

Pro forma net loss	$(0.06)	$(0.05)	$(0.12)	$(0.10)

The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. No options were granted during the first two quarters of 2004 and the second quarter of 2003. The assumptions for valuing stock options were based on the last quarter stock options were granted which was March 31, 2003:

Expected dividend yield	0%
Risk-free interest rate	4.65%
Expected volatility	110%
Expected life in years	3.0

The calculation of weighted average number of shares outstanding for the three and six months ended June 30, 2004 and 2003 excludes 1,754,222 and 1,176,718 options and 8,346,580 and 8,124,680 warrants, respectively, as the effect on the net loss per share is antidilutive.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Stockholders’ Equity

On March 19, 2004, the Company announced the initial closing of a private placement equity financing, receiving cash of $1.1 million in exchange for 550,000 shares of common stock and detachable warrants to purchase 192,500 shares of common stock.

In a second closing held on April 7, 2004, the Company received $418,000 in exchange for 209,000 shares of common stock and detachable warrants to purchase an additional 73,150 shares of common stock. In the third and final closing held on May 3, 2004, the Company received $850,000 in exchange for 425,000 shares of common stock and detachable warrants for the purchase of 148,750 shares of common stock. In total, the Company received net proceeds of $2,368,000 in this private placement financing for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The proceeds of the offering are being used to continue ongoing research and development efforts, the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

The warrants issued between March 19, 2004 and May 3, 2004 have a term of five years and are exercisable at $2.00 per share. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features.

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

Business Overview

We are a development stage company since 1988 focused on the research and development of small proteins known as bioactive peptides. Our primary asset is a portfolio of proprietary intellectual property covering a broad and diverse array of synthetic bioactive peptides. Our objective is to license each commercial application of our technology prior to the marketing and manufacturing stages of its product development life-cycle. We are well aware that the farther we are able to advance any given product candidate toward commercial launch, the more the resulting license will be worth to us. In the case of pharmaceutical product candidates that require U.S. Food and Drug Administration approval such as our lead candidate, a broad-spectrum topical anti-infective, clinical trials will be required to determine the candidate’s efficacy. Such trials would require the use of significant capital resources. The commencement of such trials is dependent on raising appropriate levels of funding.

Our commercial objective is to out-license our peptides to third parties for several distinct fields of use. We initiated our out-licensing initiative during the third quarter of 2003. Although several large companies have expressed interest in our peptides, we have not yet entered into licensing arrangements that produce material revenues. It is uncertain whether we will receive significant licensing revenues during calendar year 2004.

We had $3.1 million in cash and cash equivalents as of June 30, 2004. We expect that these funds will support our operations through the next twelve months.

Results of Operations

As of June 30, 2004, our accumulated deficit was approximately $15.4 million. We expect to continue to incur operating losses over the next several years. Revenue to date has not been significant and has resulted primarily from a single licensing arrangement. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty bearing licenses. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results from prior periods.

We recognized revenue of $45,300 for the three months ended June 30, 2004 compared to $39,100 for the same period in 2003. For the six months ended June 30, 2004 we recognized revenue of $66,100 compared to $41,400 for the same period in 2003. We do not expect to generate significant revenues for the remainder of 2004.

Operating expenses for the three months ended June 30, 2004 were $729,400 compared with $663,400 for the same period in 2003. For the six months ended June 30, 2004 operating expenses were $1,549,300 compared to $1,298,200 for the same period in 2003. The increase was primarily attributable to a $163,400 stock compensation charges for warrants and variable options granted to certain corporate officers.

Liquidity and Capital Resources

From inception, we have financed our operations primarily through the private sale of debt and equity securities. In private placement closings between March 19, 2004 and May 3, 2004 we received $2.37 million of gross proceeds in exchange for 1,184,000 shares of common stock and detachable warrants to purchase 414,400 shares of common stock. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features. The warrants have a term of 5 years and are exercisable at $2.00 per share. The net proceeds of the offering are being used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.

As of June 30, 2004, we had cash and cash equivalents of $3.1 million compared to $2.1 million at December 31, 2003. Cash used in operations totaled $1.3 million in 2004 as compared to $1.2 million in 2003, offset primarily by proceeds from the issuance of common stock of $2.37 million in 2004 and $2.19 million in 2003.

We will need additional funding to continue our research and development licensing initiative activities. Accordingly, we intend to seek additional funding by the end of 2004, which may include equity and/or debt financing or funding under third party collaborative agreements.

Our future capital requirements depend on many factors including:

•	The time and costs required to complete preclinical development, clinical trials and obtain regulatory approvals;

•	The ability to obtain funding under collaboration and licensing agreements; and

•	The costs of filing, prosecuting, enforcing and defending patents, patent applications, patent claims and trademarks.

We cannot give assurance that additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in dilution to our existing stockholders and debt financing, if available, may include restrictive covenants.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. We believe the existing cash and cash equivalents on hand will be sufficient to satisfy our capital needs through the next twelve months.

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

•	Revenue Recognition. Since inception, we have generated limited revenue from licensing arrangements. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. We recognize revenue from non-refundable, up front license fees and proceeds from the assignment of technology when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These items, including personnel costs, supplies, and other indirect research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, costs are expensed upon the earlier of when amounts are due or when services are performed.

•	Capitalization of Patent Costs. We capitalize the third party costs associated with filing patents or entering into licenses associated with our underlying technology. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. We apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our employee stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option or warrant if the fair market value of the underlying stock at the time of grant exceeds the exercise price. Our non-employee options and warrants are accounted for under Financial Accounting Standards Board No. 123. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.

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

A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with major cosmetics, pharmaceutical and biotechnology companies. We are at a very early stage in developing these strategic business alliances. Although the development of such alliances is one of our objectives, there can be no assurance we will succeed in attracting substantial collaborative partners who can materially assist in the development and commercialization of our technology. The development of commercially viable products from our technology will likely require the technical collaboration and financial participation from larger companies, to bear most of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners and those collaborations yield commercially viable products, our receipt of revenues will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of our products will have a material adverse effect on its business, operating results and financial condition.

We will need to raise additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

Developing and testing product candidates based on our antimicrobial peptide technologies require substantial amounts of capital. To date, we have raised capital primarily through private equity financings. If we are unable to timely obtain additional funding, we may never obtain the results necessary to commercialize any of our products. We will need to raise additional capital to, among other things:

•	commercialize our product candidates;

•	fund our pre-clinical and clinical studies;

•	continue our research and development activities;

•	finance our general and administrative expenses; and

•	prepare, file, prosecute, maintain, enforce and defend patent and other proprietary rights.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, net cash used in operating activities for the six months ended June 30, 2004 was $1.3 million compared to $1.2 million for the six months ended June 30, 2003. After giving effect to the private placement of common stock and warrants, which generated gross proceeds of $2.37 million and closed in May 2004, we believe based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

•	our ability to enter into revenue producing agreements;

•	the progress, expansion and cost of our pre-clinical, clinical and research and development activities;

•	any future decisions we may make about the scope and prioritization of the programs we pursue;

•	the development of new product candidates or uses for our antimicrobial peptide technologies;

•	changes in regulatory policies or laws that affect our operations; and

•	competing technological and market developments.

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

We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of $677,300 for the three month period ended June 30, 2004 and we may never become profitable. As of June 30, 2004, we had a deficit accumulated during the development stage of approximately $15.4 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, and commencement of clinical trials will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

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

The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. Our future success depends, in part, upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, possibly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are unable to attract and retain these individuals on favorable terms our business may be adversely affected.

We face substantial competition in our product development efforts from pharmaceutical and biotechnology companies, universities and other not-for-profit institutions.

We face significant competition in our attempts to develop applications of our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. We expect that competition in development of products analogous to our product candidates to intensify. Our competitors may succeed in developing products earlier than we do, entering into successful collaborations before us, obtaining approvals from the FDA and other regulatory agencies for such products before us, or developing products that are more effective than those we develop or propose to develop. The success of any one competitor in these or other manners will have a material adverse effect on our business, operating results and financial condition.

We face product liability risks and may not be able to obtain adequate insurance to protect against losses.

The current use of any of our product candidates, including in pre-clinical trials and the sale of any of our products exposes us to liability claims. These claims might be made directly by consumers and healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, we may be unable able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may be insufficient to cover such claims and our business operations could be impaired.

If we are unable to protect our proprietary rights, we may not be able to compete effectively.

Our success depends in part on obtaining, maintaining and enforcing our intellectual property rights. We believe we own, or have rights under licenses to, issued patents and pending patent applications that are necessary to commercialize certain antimicrobial peptides. However, the patents on which we rely on may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary and patented technologies.

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

In addition, it is possible that competitors may infringe upon our patents or successfully avoid them through design innovation. We may initiate litigation to police unauthorized use of our proprietary rights. However, the cost of litigation to uphold the validity of our patents and to prevent infringement could be substantial, and the litigation will consume time and other resources. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Moreover, if a court decides that our patents are not valid, we will not have the right to stop others from using our inventions. There is also the risk that, even if the validity of our patents were upheld, a court may refuse to stop others on the grounds that their activities do not infringe upon our patents. Because protecting our intellectual property is difficult and expensive, we may be unable to prevent misappropriation of our proprietary rights.

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

Our rights to use peptides and related technologies licensed to us by third parties are not within our control, and we may not be able to implement our antimicrobial peptide technology without these peptides and technologies.

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

If we violate the terms of our licenses, or otherwise lose our rights to these peptides, patents or patent applications, we may be unable to continue development of certain portions of our antimicrobial peptide technology. Our licensors or others may dispute the scope of our rights under any of these licenses. Additionally, the licensors under these licenses might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially harm our financial condition and operating results.

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

We or our partners may choose to, or may be required to, suspend, repeat or terminate any initiated clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the U.S. Food and Drug Administration or FDA’s, guidelines and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s Good Manufacturing Practices, and may require large numbers of test patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. The FDA may suspend clinical trials at any time if it finds deficiencies in the conduct of these trials or it believes that these trials expose patients to unacceptable health risks. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be restructured or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated.

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

The market price of our common stock has and may continue to fluctuate substantially due to a variety of factors, including:

•	limited number of shares that trade each day;

•	announcements about our collaborators or licensees;

•	results of our pre-clinical or future clinical trials;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements concerning our competitors or the biotechnology industry in general;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	additions or departures of our key personnel;

•	changes in financial estimates or recommendations by securities analysts;

•	variations in our quarterly results; and

•	changes in accounting principles.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13A-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes during the quarter in our internal controls over financial reporting or in other factors that could significantly affect, or is reasonably likely to significantly affect such internal controls.

PART II – Other Information

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

On March 19, 2004, the Company announced the initial closing of a private placement equity financing, receiving $1.1 million in exchange for 550,000 shares of common stock and detachable warrants to purchase 192,500 shares of common stock.

In a second closing held on April 7, 2004, the Company received $418,000 in exchange for 209,000 shares of common stock and detachable warrants to purchase an additional 73,150 shares of common stock. In the third and final closing held on May 3, 2004, the Company received $850,000 in exchange for 425,000 shares of common stock and detachable warrants for the purchase of 148,750 shares of common stock. The Company received a total of $2,368,000 in this private placement financing for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The proceeds of the offering are being used to continue ongoing research and development efforts, the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

     The warrants issued between March 19, 2004 and May 3, 2004 have a term of five years and are exercisable at $2.00 per share. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matter to a Vote of Security Holders

Information regarding matter submitted to a vote of security holders at our annual meeting of stockholders held on April 30, 2004, is set forth in our Quarterly Report on Form 10-Q for the quarter ender March 31, 2004.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports On Form 8-K

     (a) Exhibits

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports of Form 8-K.

No

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX BIOMEDIX, INC.

July 30, 2004	By: /s/ David H. Kirske

David H. Kirske
Vice President and Chief Financial Officer
(Principal Accounting Officer)