Form 10QSB
period 2004-09-30
HELIX BIOMEDIX INC
filed 2004-11-12
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.

Delaware	91-2099117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2004

Common Stock, $0.001 par value	13,539,769

HELIX BIOMEDIX, INC.
FORM 10-QSB

Page
PART I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets (unaudited) as of September 30, 2004 and December 31, 2003	1
Statements of Operations (unaudited) for the three and nine months ended September 30, 2004 and 2003, and for the period from inception (November 7, 1988) to September 30, 2004	2
Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003, and for the period from inception (November 7, 1988) to September 30, 2004	3
Notes to Financial Statements	4
Item 2. Management’s Discussion and Analysis or Plan of Operation	6
Item 3. Controls and Procedures	15
PART II. Other Information
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16
Signatures	17
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. Financial Information

ITEM 1. Financial Statements

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,535,997	$2,070,906
Prepaid expenses and other current assets	60,028	57,800

Total current assets	2,596,025	2,128,706
Property and equipment, net	234,320	303,466
Other assets, net	684,921	707,776

Total assets	$3,515,266	$3,139,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$106,828	$205,753

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,533,370 shares outstanding at September 30, 2004, 12,289,370 shares outstanding at December 31, 2003	13,533	12,290
Additional paid-in capital	19,990,175	17,364,975
Deferred stock compensation	(367,500)	(525,000)
Deficit accumulated during the development stage	(16,227,770)	(13,918,070)

Total stockholders’ equity	3,408,438	2,934,195

Total liabilities and stockholders’ equity	$3,515,266	$3,139,948

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2004 and 2003 and for the Period from Inception (November 7, 1988) to September 30, 2004
(Unaudited)

	Inception	Three months ended		Nine months ended
	(November 7, 1988) to September 30,	September 30,		September 30,
	2004	2004	2003	2004	2003
Revenue	$270,026	$26,000	$27,896	$92,061	$69,328

Operating expenses:
Research and development	4,476,826	212,854	210,088	695,968	674,908
Depreciation and amortization	683,701	41,613	28,740	118,857	87,180
Accounting, legal and professional	1,787,081	59,011	58,934	226,513	152,777
Consulting fees	2,707,482	7,256	40,572	104,627	199,697
General and administrative	5,557,423	555,331	1,450,747	1,279,381	1,972,721

Total operating expenses	15,212,513	876,065	1,789,081	2,425,346	3,087,283

Loss from operations	(14,942,487)	(850,065)	(1,761,185)	(2,333,285)	(3,017,955)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—	—	—
Gain on sale of equipment	(6,453)	(6,453)		(6,453)
Interest expense	1,459,442	—	—	—	—
Interest income	(119,132)	(6,382)	(5,185)	(17,132)	(14,193)

	1,285,283	(12,835)	(5,185)	(23,585)	(14,193)

Net loss	$(16,227,770)	$(837,230)	$(1,756,000)	$(2,309,700)	$(3,003,762)

Basic and diluted net loss per share		$(0.06)	$(0.14)	$(0.18)	$(0.25)

Weighted average shares outstanding		13,533,370	12,210,897	13,104,859	11,782,715

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the three and nine months ended September 30, 2004 and 2003 and for the Period from Inception (November 7, 1988) to September 30, 2004
(Unaudited)

	Inception
	(November 7, 1988) to	Nine months ended September 30,
	September 30, 2004	2004	2003
Cash Flows from Operating Activities
Net loss	$(16,227,770)	$(2,309,700)	$(3,003,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683,881	118,857	87,180
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	3,709,624	390,967	1,254,657
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Gain on sale of equipment	(6,453)	(6,453)
Changes in operating assets and liabilities:
Accounts receivable	—	—	20,000
Prepaid expenses and other current assets	(43,418)	8,372	30,573
Other assets	(96,796)	—	193
Accounts payable – related party	341,602	—	—
Accounts payable and accrued expenses	183,440	(98,925)	(114,202)

Net cash used in operating activities	(10,443,158)	(1,896,882)	(1,725,361)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	7,000	7,000
Purchase of property and equipment	(569,799)	(4,479)	(10,120)
Increase in capitalized patents	(622,762)	(33,524)	(100,844)

Net cash used in investing activities	(1,185,571)	(31,003)	(110,964)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable – related party	379,579	—	—
Repayments from notes payable – related party	(163,154)	—	—
Proceeds from issuance of common stock and warrants	9,516,759	2,377,976	2,322,000
Proceeds from exercise of stock options and warrants	707,151	15,000	10,000

Net cash provided by financing activities	14,164,726	2,392,976	2,332,000

Net increase in cash and cash equivalents	2,535,997	465,091	495,675
Cash and cash equivalents at beginning of period	—	2,070,906	1,031,345

Cash and cash equivalents at end of period	$2,535,997	$2,535,997	$1,527,020

Non cash investing activities
Accounts receivable received for sale of equipment	$10,600	$10,600	—

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

We had $2.5 million in cash and cash equivalents as of September 30, 2004. We will require additional sources of capital to support our operations. We believe, based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through June 30, 2005.

Certain 2003 balances have been reclassified to conform to the current year presentation.

2. Accounting for Stock Options and Diluted Earnings Per Share

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

Had the Company determined compensation cost for employees based on the fair value of stock options on the grant date under SFAS No. 123, its net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss
As reported	$(837,230)	$(1,756,000)	$(2,309,700)	$(3,003,762)
Add: Stock-based employee compensation expense included in reported net loss	52,500	873,210	157,500	873,210
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(137,455)	(405,327)	(392,459)	(478,411)

Pro forma net loss	$(922,185)	$(1,288,117)	$(2,544,659)	$(2,608,963)

Net loss per share
As reported	$(0.06)	$(0.14)	$(0.18)	$(0.25)

Pro forma net loss	$(0.07)	$(0.11)	$(0.19)	$(0.22)

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation in total includes options and warrants granted to certain employees and outside consultants. The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. Employee stock options granted during the third quarter of 2004 and 2003 were 470,000 and 470,000 respectively. For the nine months end September 30, 2004 and 2003 stock options granted were 504,000 and 694,000, respectively. The assumptions used in the model for each period presented include:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.91%	4.00%	2.91%	4.00%
Expected volatility	110%	110%	110%	110%
Expected life in years	3.0	3.0	3.0	3.0
Weighted average fair value	$1.20	$2.33	$1.20	$2.82

The calculation of weighted average number of shares outstanding for the three and nine months ended September 30, 2004 and 2003 excludes 2,382,000 and 1,858,000 options and 8,417,912 and 6,626,000 warrants, respectively, as the effect on the net loss per share is antidilutive.

3. Stockholders’ Equity

On March 19, 2004, the Company announced the initial closing of a private placement equity financing, receiving cash of $1.1 million in exchange for 550,000 shares of common stock and detachable warrants to purchase 192,500 shares of common stock.

In a second closing held on April 7, 2004, the Company received $418,000 in exchange for 209,000 shares of common stock and detachable warrants to purchase an additional 73,150 shares of common stock. In the third and final closing held on May 3, 2004, the Company received $850,000 in exchange for 425,000 shares of common stock and detachable warrants for the purchase of 148,750 shares of common stock. In total, the Company received proceeds of $2,368,000 in this private placement financing for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The proceeds of the offering are being used to continue ongoing research and development efforts, the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

The warrants issued between March 19, 2004 and May 3, 2004 have a term of five years and are exercisable at $2.00 per share. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features.

Additionally, on August 23, 2004 we received funds in the amount of $30,000 which were associated with the warrant exchange program in December, 2003.

Stock options have been granted to outside consultants for services during 2004 and 2003. Stock compensation expense associated with the options granted to outside consultants for the three and nine months ended September 30, 2004 was $175,100 and $233,500, respectively. Stock options granted to outside consultants for the three and nine months ended September 30, 2003 was $0 and $381,447, respectively.

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

Business Overview

We have been a development stage company since 1988 focused on the research and development of small proteins known as bioactive peptides. Our primary asset is a portfolio of proprietary intellectual property covering a broad and diverse array of synthetic bioactive peptides. Our commercial objective is to out-license our peptides to third parties for several distinct fields of use, prior to the marketing and manufacturing stages of product development life-cycle.

In the case of pharmaceutical product candidates that require U.S. Food and Drug Administration approval such as our lead candidate, a broad-spectrum topical anti-infective, clinical trials will be required to determine the candidate’s safety and efficacy. Such trials will require the use of significant capital resources which we presently do not possess. The commencement of such trials is dependent upon many factors, including raising appropriate levels of funding and moving our programs out of pre-clinical stage development.

We actively initiated our out-licensing initiatives non-pharmaceutical product candidates during the third quarter of 2003. Industry standard out licensing arrangements can include any or all of the following; access fees, milestones payments and royalty revenue. Although several companies have expressed preliminary interest in licensing our peptides, we have not yet entered into any licensing arrangements that produce material revenues.

We had $2.5 million in cash and cash equivalents as of September 30, 2004. We will require additional sources of capital to support our operations. We believe, based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through June 30, 2005.

Results of Operations

As of September 30, 2004, our accumulated deficit was approximately $16.2 million. We expect to continue to incur operating losses over the next several years. Revenue to date has not been significant and has resulted primarily from a single licensing arrangement. Our ability to achieve a consistent, profitable level of operations depends on our ability to move our programs out of early stage development in order for companies to be willing to enter into licensing arrangements. Any payments under future licensing arrangements will likely be subject to significant fluctuations in both timing and amount. Therefore, our operating results for any future period may fluctuate significantly and may not be comparable to the operating results from prior periods.

We recognized revenue of $26,000 for the three months ended September 30, 2004 compared to $27,900 for the same period in 2003. For the nine months ended September 30, 2004 we recognized revenue of $92,100 compared to $69,300 for the same period in 2003. Revenues through September 30, 2004 have been associated primarily with our single existing licensing arrangement. That arrangement expired during the quarter ended September 30, 2004. We do not expect to generate any revenues for the remainder of 2004.

Operating expenses for the three months ended September 30, 2004 were $876,100 compared to $1,789,100 for the same period in 2003. For the nine months ended September 30, 2004 operating expenses were $2,425,300 compared to $3,087,300 for the same period in 2003. The primary change in operating expenses was attributable to stock compensation expense associated with options and warrants granted to certain employees and outside consultants in 2004 and 2003. Stock compensation expense for the three months ended September 30, 2004 and 2003 was $227,600 and $873,200, respectively. Stock compensation expense for the nine months ended September 30, 2004 and 2003 was $391,000 and $1,254,700. The decrease in stock compensation expense was due to variable stock options granted in 2003 that are no longer variable in 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Between March 19, 2004 and May 3, 2004 we received $2.38 million of gross proceeds from the sale of 1,184,000 shares of common stock and detachable warrants to purchase 414,400 shares of common stock. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features. The warrants have a term of 5 years and are exercisable at $2.00 per share. The net proceeds of the offering are being used to continue ongoing research and development efforts, out-licensing initiatives and for general corporate purposes.

We need additional capital to continue our business operations. As of September 30, 2004 we had cash and cash equivalents of $ 2.5 million, compared to $1.5 million at September 30, 2003. Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. We believe that our existing cash and cash equivalents will only be sufficient to satisfy our capital through June 30, 2005.

The availability of additional capital to us is highly uncertain. We are actively pursuing out-licensing opportunities but do not expect those efforts to produce significant capital during the next twelve months. Any equity financing would likely result in dilution to our existing stockholders and debt financing, if available, would likely include restrictive covenants. If we are unable to obtain additional funding we would have to cease operations.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, our management evaluates its estimates and judgments including those related to revenue recognition, research and development costs, capitalized patent costs and stock options and warrants. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

•	Revenue Recognition. Since inception, we have generated limited revenue from licensing arrangements. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. We recognize revenue from non-refundable, up front license fees and proceeds from the assignment of technology when delivery has occurred or milestones have been met and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These items, including personnel costs, supplies, and other indirect research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, costs are expensed upon the earlier of when amounts are due or when services are performed.

•	Capitalization of Patent Costs. We capitalize the third party costs associated with filing and maintaining issued patent applications or entering into licenses associated with our underlying technology. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. We apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our employee stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option or warrant if the fair market value of the underlying stock at the time of grant exceeds the exercise price. Our non-employee options and warrants are accounted for under Financial Accounting Standards Board No. 123. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies during the third quarter of 2005 for companies with a calendar fiscal year.

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

We will need to raise additional capital to fund our operations, and our failure to obtain funding would force us to cease operations.

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

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, net cash used in operating activities for the nine months ended September 30, 2004 was $1.9 million compared to $1.7 million for the nine months ended September 30, 2003. After giving effect to the private placement of common stock and warrants, which generated gross proceeds of $2.37 million and closed in May 2004, we believe, based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through June 30, 2005. However, our future funding requirements will depend on many factors, including, among other things:

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

If we raise additional funds by issuing equity securities, further dilution to stockholders may result, and/or new investors could have rights superior to holders of shares of our currently issued and outstanding common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us:

•	we may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves; and,

•	we would have to cease operations.

We need to enter strategic alliances with third parties to develop, test and produce commercially viable products.

A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with cosmetics, pharmaceutical and biotechnology companies. Although the development of such alliances is one of our objectives, there can be no assurance we will succeed in attracting collaborative partners who can materially assist in the development and commercialization of our technology. The development of commercially viable products from our technology will likely require the technical collaboration and financial participation from larger companies, to bear part of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners and those collaborations yield commercially viable products, our receipt of revenues will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of our products will have a material adverse effect on its business, operating results and financial condition.

We expect to continue to incur substantial losses, and we may never achieve profitability.

We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of $837,230 for the three month period ended September 30, 2004 and we may never become profitable. As of September 30, 2004, we had a deficit accumulated during the development stage of $16.2 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, and commencement of clinical trials for pharmaceutical product candidates will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We are at an early stage of product development and do not yet have commercially marketable products to provide material revenue.

We are a development stage company and to date have generated no material revenue from product sales. Our strategic plan contemplates the development of both pharmaceutical and non-pharmaceutical product candidates and applications for our proprietary peptides. However, there can be no assurance that any products will be commercialized in either field as a result of our continued development programs or from joint efforts with any future collaborative partner. The failure to develop safe, commercially viable pharmaceutical or non-pharmaceutical applications for our technology will have a material adverse effect on our business, operating results and financial condition.

Because of the specialized nature of our business, the termination of relationships with key management and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies, conducting clinical trials and obtaining financing.

The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are highly dependent upon, Dr. Timothy Falla, our Vice President and Chief Scientific Officer. Our future success depends, in part, upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, possibly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are unable to attract and retain these individuals on favorable terms our business may be adversely affected.

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

The current use of any of our product candidates, including in pre-clinical trials and the sale of any of our products exposes us to liability claims. These claims might be made directly by consumers and healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We intend to expand our insurance coverage to include the sale of commercial products. However, we may be unable able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may be insufficient to cover such claims and our business operations could be impaired.

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

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 21% of our outstanding common stock and common stock derivatives as of September 30, 2004. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.

This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

The future sale of our common stock could negatively affect our stock price.

We have a substantial number of shares of our common stock available for issuance upon the exercise of outstanding warrants. If our warrant holders and stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall.

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

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matter to a Vote of Security Holders

Information regarding matter submitted to a vote of security holders at our annual meeting of stockholders held on April 30, 2004, is set forth in our Quarterly Report on Form 10-QSB for the quarter ender March 31, 2004.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

     (a) Exhibits

10.1	David H. Kirske employment agreement dated July 2, 2004.

10.2	David Drajeske employment agreement dated August 12, 2004

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX BIOMEDIX, INC.

Dated: November 10, 2004	By: /s/ R. Stephen Beatty

R. Stephen Beatty
President and Chief Executive Officer

/s/ David H. Kirske

David H. Kirske
Vice President and Chief Financial Officer
(Principal Accounting Officer)