Form 10KSB
period 2004-12-31
HELIX BIOMEDIX INC
filed 2005-03-31
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.

Delaware	91-2099117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
22122-20th Avenue Southeast, Suite 148, Bothell, Washington 98021

(Address of principal executive offices)
(425) 402-8400
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Not Applicable
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      As of March 4, 2005, there were 15,198,538 shares of common stock, $0.001 par value, of Helix BioMedix, Inc. issued, and the aggregate market value of the common stock held by non-affiliates as of that date was $27,357,368.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement relating to the registrant’s 2005 Annual Meeting of Stockholders to be held on May 11, 2005 are incorporated by reference into Part III of this Report.

HELIX BIOMEDIX, INC.
FORM 10-KSB

PART I
Forward-Looking Statements
      Our disclosure and analysis in this Annual Report and in the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

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

Overview
      We were incorporated in Colorado on February 2, 1988, and then on November 1, 2000 we merged into a newly formed Delaware corporation. Our headquarters and our research and development operations are located in Bothell, Washington. Our mission is to become an industry leader in developing and commercializing small proteins known as bioactive peptides. Our primary commercial objective is to out-license the rights to use our specific proprietary peptides in distinct fields of application.
      We define a peptide as a chain of molecules known as amino acids, one of the basic building blocks of all living things. Chains of 2 – 50 amino acids are generally referred to as “peptides”, while much longer amino acid chains are traditionally referred to as “proteins”.
      Naturally occurring bioactive peptides with anti-microbial characteristics play an important role in humans and other vertebrates to defend against the invasion of potentially harmful microbes. These bioactive and anti-microbial peptides are found in a vast array of living organisms, including fish, plants, insects, and mammals. In humans, the expression of these peptides on mucosal surfaces of the respiratory and gastrointestinal tracks as well as by the glands of the skin cause the death of numerous disease causing viruses, bacteria, protozoa, yeasts, and fungi. In addition, these peptides modulate aspects of inflammation, wound healing and tissue growth.

      Our expertise and technology allow us to design cost effective synthetic bioactive peptides to be more powerful than those occurring in nature while having low levels of toxicity. We have created an extensive library of bioactive peptides protected by patents covering potentially hundreds of thousands of these peptides.
      We specifically modify naturally-occurring bioactive peptides by rearranging the order and combination of their amino acids and by substituting and deleting additional amino acids to produce synthetic peptides having a broader spectrum of therapeutic activity with improved potency, specificity and toxicity profiles. While our patented synthetic bioactive peptides exhibit the same two fundamental mechanisms of action that characterize their naturally-occurring counter parts: (1) defense against infection; and, (2) stimulation of the healing process, they are carefully engineered to be safely delivered in larger quantities and with more powerful configurations than those provided by nature.
      We believe that our bioactive peptides have important clinical applications as potential topical anti-infective and wound healing agents. We also believe that our peptides have potential for extensive use in non-clinical products in the areas of biocides, animal health, and skin care.
      We are actively pursuing skin care and pharmaceutical out-licensing opportunities for two of our leading synthetic bioactive peptide candidates and are in the early stages of evaluating the suitability of several of our other peptide candidates for additional product applications.

Acne skin care:
      Our lead peptide, known as HB64, has shown promise for use as a cosmetic ingredient in re-formulating over-the-counter acne products. In two human panel tests conducted by DermDx Centers for Dermatology during 2003, HB64 was evaluated for and demonstrated an ability to improve the complexion of panelists with mild to moderate acne.
      The tests comprised of both patient and physician assessments. At commercially-viable peptide concentrations, more than 40% of the patients evidenced an improvement in complexion as determined by physician assessment. Seventy-eight percent (78%) of the study participants indicated that our HB64 peptide gel improved their complexion, and 96% of the study participants indicated that the test formulation was equal or superior to other acne products they had previously used.
      Independent third party human panel tests conducted by skin care product companies during 2004 confirmed the beneficial activities observed by us in our own tests. In third party tests aimed at defining product profiles, which included rapid response time, the majority of participants observed favorable results within the first week of use. In addition, another third party trial demonstrated that inclusion of HB64 in an anti-acne formulation provided additional skin care benefits and was complementary to the anti-acne ingredient’s activity, enhancing overall product performance.
      We are actively pursuing out-licensing opportunities with respect to HB64 in the area of acne. It is estimated that nearly 45 million people in the United States have acne, which is the most common skin disorder of adolescence and early adulthood (ages 15-24 years) with a prevalence of approximately 85%. The U.S. market for acne medications represents approximately $2.0 billion in annual sales.

Anti-aging/anti-wrinkle skin care:
      Peptides of the innate immune system have been specifically designed by nature to aid wound healing through the stimulation and proliferation of regenerative cells and are, therefore, ideally suited to producing the esthetically beneficial effects associated with traditional, artificial cosmetic ingredients. The success of skin-care products such as Olay’s Regeneristtm and L’Oreal’s Plenitudetm illustrate the use of peptide-based formulations in skin-care/regeneration products.
      Our second lead peptide known as HB168pal, a six-residue peptide engineered for increased dermal penetration, has proven particularly active in industry-standard assays for anti-wrinkle actives. During Q2 2004 HB168pal was compared to Renovatm, a currently marketed product approved by the U.S. Food and

Drug Administration, or FDA, for reducing fine lines and wrinkles, in a 12-week consumer product test. HB168pal demonstrated equivalence to RenovaTM without the irritation associated with Renovatm.
      HB168pal reduced the appearance of fine lines and wrinkles around the eyes in 69 percent of the subjects, with a marked or moderate improvement in 35 percent of the subjects. These results compare favorably with the results experienced by those using RenovaTM: 69 percent showed improvement and 27 percent showed marked or moderate improvement. Of significance is that HB168pal produced these results without causing irritation. Irritation is a major issue in the skin care industry. For example, RenovaTM, a well-respected industry leader states on its label that it has been shown to cause such adverse reactions as peeling, redness and dry skin. Over 25 percent of study participants commented on irritation caused by the use of RenovaTM; yet, no subjects reported any of these effects while using HB168pal peptide. The subjects of the trial ranged in age from 40 to 78 (mean age 56).
      We are actively pursuing out-licensing opportunities with respect to HB168pal in the area of anti-aging/anti-wrinkle skin care. Age driven purchases of skin care products have reached $2.8 billion per year in the U.S., with $1.5 billion of that total focused on facial skin care.
      We have earlier stage out-licensing candidates in product categories including biocides and wound healing applications.
      The ability of small bioactive peptides to kill a wide range of microorganisms makes them applicable to a number of biocide-based products. These include their attachment to, inclusion in or deposition onto medical devices or high-risk-of-contamination products such as hospital equipment, poultry cutting boards and certain waste containers. In collaboration with other companies, we have initiated a number of early-stage programs directed at the development of products in this area.
      The use of traditional antimicrobial agents either impregnated or applied to polymer surfaces has not progressed for three reasons: (i) concerns regarding the development of drug-resistant bacteria; (ii) the fact that these antibiotics do not tend to kill target bacteria very rapidly; and (iii) the technical challenges presented by attaching small molecule antibiotics to polymers. None of these issues appear to apply to our peptides.
      HB50 is our lead topical anti-infective peptide. Its attributes include broad spectrum activity, lack of resistance induction, cost effective synthesis, stability and activity against multiply-antibiotic-resistant pathogens. In preclinical testing HB50, a gel formulation has shown to significantly reduce the number of Staphylococcus aureus in an abraded skin infection model and in the majority of cases eradicated the organism. This in vivo activity is maintained against methicillin and mupirocin (Bactrobantm) resistant isolates in situations where mupirocin is ineffective. Due to potent activity against multiply-resistant S. aureus HB50 appears to hold great potential for the prevention of wound infections. In addition, with activity against other gram-positive bacteria and gram-negative bacteria such as Pseudomonas aeruginosa the peptide also has application in the areas of burn wounds and dermatology.
      The worldwide market for topical anti-infectives used in chronic wounds, burn wounds and surgical and trauma wounds is currently estimated at $1.4 billion per year. A novel product with broad spectrum activity and lack of resistance induction could expand that market.
      There is increasing evidence that peptides associated with innate immunity and mucosal defense provide both protective and modulatory functions. Our aim is to isolate and adapt the modulatory functions from such peptides to provide stimulatory benefit to the wound healing process. From this work a lead candidate peptide, HB107, has been identified to exhibit many of the attributes required within a wound healing therapeutic product profile. The peptide has demonstrated efficacy in both surgical and full-thickness-burn wound models. In addition, the peptide has been shown to be safe, with no observable dermal or systemic toxicity, as determined by a wide range of blood factor endpoints. Pre-clinical and mechanistic studies are currently underway.
      In a pilot test conducted by Charles River Laboratories during Q2 2003, HB107 appeared to accelerate the regeneration of new cells (re-epithelialization) in the process of healing burn wounds. Animals treated with relatively low concentrations of HB107 appeared to regenerate new cells faster than those treated with a placebo gel. This four-week study was conducted on full thickness burn wounds. Although only a small-scale study, regression analysis demonstrated that HB107 might be capable of reducing the time to achieve 50% re-epithelialization by nearly 40%. HB107 showed no signs of toxicity as determined by histology and extensive blood analysis.
      During Q3 2003, we actively initiated our out-licensing efforts with respect to our lead peptides and in 2004, a substantial amount of resources were dedicated to interacting with companies that are considering the inclusion of our peptides in either existing or prospective products. We identify and develop our licensing opportunities selectively, by “pre-qualifying” potential partners through the following two-stage process:

•	Stage 1 — Preliminary Marketing Package: Initially, our scientific team generates only the minimum in vitro/in vivo data sufficient to provoke further evaluation of our peptides for a specific application or therapy. We disseminate these application-specific, preliminary data packages to relevant pharmaceutical and consumer product companies with potential interest. The objective of distributing these semi-customized, proof-of-concept data packages is to identify partners interested in either: (i) licensing the subject peptide based upon their own further research; or (ii) entering a co-development process with us to further advance our peptide for its targeted product or therapy.
        The quantity, quality, and detail of the data required to attract preliminary licensing interest will differ for each industry and application. For example, a commercial partner facing the evaluation process mandated by the FDA for pharmaceutical applications may have preliminary data requirements that differ significantly in form and emphasis from the data required by a potential partner exploring an agricultural application or the enhancement of a cosmetic product.

•	Stage 2 — Collaborative License Development: Once a prospective licensing partner demonstrates serious interest in evaluating our peptides for use in their products or therapies, we essentially become co-developers in advancing the opportunity to licensure.
      Our participation in the co-development process will vary materially in each case, depending upon the nature of the product opportunity, the test and formulation data needed to reach an affirmative commercial commitment, and our in-house ability to produce the incremental tests and data required. In some cases, we merely screen and supply peptides for testing and analysis by our prospective partner. In other cases, we may perform reimbursed testing in-house, contract for third-party analysis, or develop a joint evaluation program in collaboration with our partner.
      Ultimately, we must judge in each case whether the cost of dedicating our limited resources to further product development justifies the expected value of capturing the relatively larger future income stream that should result from hedging our partner’s risk through active co-development.
      In November, 2004, we entered into a joint marketing agreement with Body Blue, Inc., a cosmetic and over-the-counter drug formulator and manufacturer. Under this agreement Body Blue has the exclusive right to market our peptides to specified third parties and, in exchange, we agreed to name Body Blue as a preferred provider of formulation services with respect to our peptides.
      The cosmetic, biotechnology, and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Many participants in these industries, as well as academic institutions, and other research organizations, are actively engaged in the discovery, research and development of products that could compete with our products under development. They may also compete with us in recruiting and retaining skilled scientific talent.
      We believe that we face two broad classes of competitors:

•	other companies developing therapies based upon peptide technology; and

•	companies using other technologies to address the same disease conditions that we are targeting.
      We are currently aware of several companies that are utilizing peptide-based technologies for antimicrobial applications including: Adaptive Therapeutics, Inc., Agennix, Inc., AM Pharma Holdings, B.V., Cubist

Pharmaceuticals, Inc., Demegen, Inc., Entomed SA, Genarea Corporation, Inimex Pharmaceuticals, IntraBiotics Pharmaceuticals, Inc., Migenix, Inc., and Xoma Corporation.
      Even if our peptide technology proves successful, we might not be able to be competitive in this rapidly advancing area of technology. Some of our potential competitors have more financial and other resources, larger research and development staffs, and more experience than us in researching, developing, and testing products. Some of these companies also have more experience than us in conducting clinical trials, obtaining FDA and other regulatory approvals and manufacturing, marketing and distributing medical and consumer products. Smaller companies may successfully compete with us by establishing collaborative relationships with larger companies or academic institutions. Our competitors may succeed in developing, obtaining patent protection for or commercializing their products more rapidly than us. A competing company developing, or acquiring rights to, a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment, could render our product noncompetitive or obsolete.
      We believe that there are several readily available sources of raw materials necessary for our peptides. We do not plan to manufacture peptides on a commercial scale. However, in support of the development process required to advance our licensing strategy, we have produced and maintain a small, inexpensive peptide inventory. In planning for commercial-scale production, we have sought collaborations with several credible, experienced manufacturers specializing in the production of peptides. With their assistance, we have developed production plans and costs that will support the inclusion of our peptides in a wide range of both consumer and clinical products. Several of these contract manufacturers are capable of scaling peptide synthesis to support all of our projected volume and configuration requirements.
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
      We currently hold 8 patents issued in the United States and have applications pending in the United States for an additional 5 patents. We also have 9 issued foreign patents and have applications pending for 5 additional foreign patents. These patents cover six distinct classes of peptides, comprising more than 100,000 unique peptide sequences. The control of a patent-protected molecule library comprising several structural classes of peptides distinguishes us from our competitors, many of whom are attempting to develop only a single class of peptide for multiple applications. The breadth of this library offers our scientists an exceptionally wide range of options in matching optimal peptides with individual product or therapeutic requirements.
      We rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary technologies and products. We aggressively seek U.S. and international patent protection applicable to our peptide technologies. We also rely on trade secret protection for our confidential and proprietary information and in-license technologies we view as necessary to our business plan. In general, we seek patent protection for composition of matter and broad areas of use for our membrane-disruptive peptides. We believe that our patent estate provides unusually broad and early patent coverage.
      With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests. We have taken security measures to protect our proprietary know-how, technologies, and confidential data and continue to explore further methods of protection. We require all employees, consultants, and collaborators to enter into confidentiality agreements, and all employees and most consultants enter into invention assignment agreements with us. The confidentiality agreements generally provide that all confidential information developed or made known to the individual during the course of such relationship will be kept confidential and not disclosed to third parties, except in specified circumstances. The invention agreements generally provide that all inventions conceived by the individual in the course of rendering services to us will be our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection or adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by our competitors.

      In the case of a strategic partnership or other collaborative arrangement which requires the sharing of data, our policy is to disclose to our partner, under controlled circumstances, only data that is relevant to the partnership or arrangement during the contractual term of the strategic partnership or collaborative arrangement, subject to a duty of confidentiality on the part of our partner or collaborator. Disputes may arise as to the ownership and corresponding rights to know-how and inventions resulting from research by us and our corporate partners, licensors, scientific collaborators, and consultants. We cannot assure you that we will be able to maintain our proprietary position or that third parties will not circumvent any proprietary protection we have. Our failure to maintain exclusive or other rights to these technologies could harm our competitive position.
      To continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our discovery, research, development, and commercialization activities.
      Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, approval, manufacturing, labeling, storage, record-keeping, reporting, advertising, promotion, import, export, marketing, and distribution, among other things, of drugs and biological products. In the United States, the FDA, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, subjects pharmaceutical products to rigorous review and regulation. If we do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our clinical trials may be suspended or terminated, our production may be partially or totally suspended, the government may refuse to approve our marketing applications or allow us to distribute our products, and we may be subject to an injunction and/or criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations.
      In order to obtain approval of a new product from the FDA, our collaborators must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture, quality, composition, and labeling of the product in a new drug application or a biologics license application. In most cases, this proof entails extensive laboratory tests and preclinical and clinical trials. This testing, the preparation of necessary applications, the processing of those applications by the FDA and review of the applications by an FDA advisory panel of outside experts are expensive and typically take many years to complete. The FDA may not act quickly or favorably in reviewing these applications, or may deny approval altogether, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval, which could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approval that could restrict the commercial applications of these products. The FDA may withdraw product approval if we fail to comply with regulatory standards, if we encounter problems following initial marketing or if new safety or other issues are discovered regarding our products after approval. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce or eliminate the period during which we will have the exclusive right to exploit the products or technologies.
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
      During the fiscal years ending December 31, 2003 and 2004 we expended approximately $844,000 and $915,000 respectively on our research and development programs.
      We have not incurred any substantial costs to comply with environmental laws or regulations as we are not subject to significant laws or regulations at the federal, state or local level.
      As of December 31, 2004, we employed 8 personnel, including four employees involved in research. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.
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
      Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used $2.5 million in operating activities for the twelve months ended December 31, 2004 and $2.1 million in 2003. After giving effect to the private placement of common stock, which raised $2.5 million and closed in March 2005, we believe that based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

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
      We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $3.1 million for the year ended December 31, 2004, and we may never become profitable. As of December 31, 2004, we had a deficit accumulated during the development stage of approximately $17.0 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

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
      A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with cosmetics, pharmaceutical companies and other biotechnology companies. We also plan to explore collaborations with non-pharmaceutical companies and opportunities for incorporating our antimicrobial peptides into non-clinical applications such as cosmetics and biocides. We are at a very early stage in developing these strategic business alliances. Although the development of such alliances is one of our objectives, there can be no assurance that we will succeed in attracting substantial collaborative partners who can materially assist in the development and commercialization of our technology. The development of commercially viable products from our technology will likely require the technical collaboration and financial assistance of other, significantly larger third parties, to bear most of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners and those collaborations yield commercially viable products, our receipt of revenue will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of our products will have a material adverse effect on its business, operating results and financial condition.

Because of the specialized nature of our business, the termination of relationships with key management and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies, conducting clinical trials and obtaining financing.
      The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are highly dependent upon, R. Stephen Beatty, our President and Chief Executive Officer and Dr. Timothy Falla, our Vice President and Chief Scientific Officer. Our future success depends, in part, upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, possibly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are unable to attract and retain these individuals on favorable terms our business may be adversely affected.

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
      Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 34% of our outstanding common stock and common stock derivatives as of December 31, 2004. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.
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
      The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenue and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

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
Executive Officers

Name	Age	Position

R. Stephen Beatty	55	President and Chief Executive Officer
Timothy J. Falla, Ph.D.	39	Vice President and Chief Scientific Officer
David H. Kirske	51	Vice President and Chief Financial Officer
David Drajeske	44	Vice President of Business Development
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

      David H. Kirske has served as our Vice President and Chief Financial Officer since July 2004. From June 2001 to December 2003, Mr. Kirske served as a financial consultant to a number of public and privately held companies, as well as several not-for-profit entities. From January 1999 to June 2001, he was the Corporate Controller for F5 Networks, a leading provider of integrated Internet traffic management solutions. Mr. Kirske served as the Corporate Controller and Treasurer for Redhook Brewery, a specialty manufacturer of craft beers, from 1993 to January 1999. He currently serves on the board of directors of FareStart, a not-for-profit entity. Mr. Kirske holds a B.A. in Business Administration from the University of Puget Sound.
      David Drajeske has served as our Vice President of Business Development since February 2004. Mr. Drajeske previously served as Manager of Business Development for Immunex from 2001 until 2002. From 1997 until 2001, Mr. Drajeske served as Senior Manager, Business Development and Alliance Management for Thermogen, Inc. and Medichem Life Sciences. Mr. Drajeske holds a M.S. degree in Biotechnology from Northwestern University’s Kellogg Center for Biotechnology.
Other Information
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
      We maintain our headquarters in Bothell, Washington where we lease approximately 3,000 square feet of laboratory and general administration space. Our lease expires in September 2005. We believe with an increase in headcount projected in 2005, additional office space will be required.

ITEM 3.	LEGAL PROCEEDINGS
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None
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

	Year Ended December 31,

	2004		2003

	High	Low	High	Low

First Quarter	$2.15	$1.27	$1.00	$0.65
Second Quarter	$2.25	$1.77	$1.05	$0.80
Third Quarter	$2.10	$1.50	$5.00	$0.90
Fourth Quarter	$2.00	$1.10	$3.25	$1.80

      As of February 25, 2005, we had 827 holders of record and approximately 1,400 beneficial stockholders of our common stock. Such holders include any broker or clearing agencies as holders of record, but exclude the individual stockholders whose shares are held by broker or clearing agencies.
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
Forward-Looking Statements
      The following discussion should be read in conjunction with our financial statements and the notes to those statements included with this Annual Report. In addition to historical information, this report contains forward-looking statements. Words such as “believes”, “anticipates”, “expects”, and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Certain Factors That May Affect Our Business and Future Results” in this Annual Report. Other factors besides those described in this Annual Report could also affect actual results. You should carefully consider the factors in Part I entitled “Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.
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
Management Discussion and Analysis Overview
      In Management’s Discussion and Analysis or Plan of Operations we explain the general financial condition and the plan of operations for our company, including:

•	an overview of our business;

•	results of operations and why those results are different from the prior years; and

•	the capital resources that we currently have and possible sources of addition funding for future capital requirements.
Business Overview
      Our mission is to become an industry leader in developing and commercializing small proteins known as bioactive peptides. We have a proprietary library containing a broad array of these synthetic bioactive peptides. Our business strategy is to develop and out-license the rights to use proprietary peptides in distinct fields of application. We have developed several peptide sequences in two broad areas of application which consist of:

•	Skin care — we have developed a number of peptides capable of stimulating aspects of the skin’s innate ability to regenerate.

•	Pharmaceutical — our peptides have demonstrated promising results in the areas of topical anti-infectives and would healing.

Plan of Operation
      As of December 31, 2004, our accumulated deficit was approximately $17.0 million. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our working capital in recent years has resulted from equity financings. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into revenue generating out-license arrangements. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Years Ended December 31, 2004 and December 31, 2003
      Revenues for the years ended December 31, 2004 were $93,700 compared to $88,500 in the prior year an increase of 5.9%. The increase in revenue is primarily attributable to fees associated with a scientific service arrangement. Revenues in 2005 will be dependent on our ability to enter into collaborative and licensing arrangements with third parties.
      Research and development (R&D) expenses were $915,200 for the year ended December 31, 2004 compared to $844,500 in the prior year an increase of 8.4%. The increase reflects the continued efforts to further our skin care and pharmaceutical programs. These costs are anticipated to increase particularly in the development of our pharmaceutical programs. However, we will only develop our pharmaceutical programs once the required level of funding has been achieved.
      Depreciation and amortization expenses were $160,600 for the year ended December 31, 2004 compared to $205,100 in the prior year a decrease of 21.7%. The decrease is primarily attributable to the sale of laboratory equipment. The equipment was sold because it was no longer compatible with current laboratory systems.
      Accounting, legal, and professional expenses were $312,600 for the year ended December 31, 2004 compared to $257,200 an increase of 21.5%. The increase is attributable to additional accounting services provided during 2004.
      Consulting fees were $128,000 for the year ended December 31, 2004 compared to $189,100 in the prior year a decrease of 32.3%. The decrease in consulting fees is associated with the expiration of various consulting agreements.
      General and administrative (G&A) expenses were $1.7 million for the year ended December 31, 2004 compared to $1.8 million in the prior year a decrease of 5.6%. The decrease in general and administrative expenses is primarily attributable to a decrease in stock compensation expense incurred in 2003 from warrants and variable options granted to certain corporate officers. Stock compensation expense was $461,100 for the year ended December 31, 2004 compared to $662,000 in the prior year.
      Total operating expenses in 2005 are anticipated to increase from 2004 as we begin our pharmaceutical development program. Our ability to initiate this program is directly dependent on our ability to raise additional funding in 2005.
      Interest income was $22,100 for the year ended December 31, 2004 compared to $16,500 for the prior year an increase of 34.3%. The increase in interest income was primarily due to higher levels of cash invested during 2004 compared to 2003.

Years Ended December 31, 2003 and December 31, 2002
      Total revenue was $88,500 in 2003 compared to $70,000 in 2002. This increase was due to payments received under an existing royalty arrangement for the license of our anti-acne peptides.

      Research and development expenses were $844,500 for the year ended December 31, 2003 compared to $546,100 in 2002, an increase of 54.6%. The increase was primarily attributable to an increase in expenditures for external trials associated with wound healing and consumer product testing. We anticipate that expenses for external trials and studies will continue to increase as we seek to commercialize our peptide technologies.
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
Liquidity and Capital Resources
      Since inception, we have financed our operations primarily through the private sale of debt and equity securities. During 2004 we received $2.35 million of gross proceeds from the sale of 1,184,000 shares of common stock and detachable warrants to purchase 414,400 shares of common stock. The common stock and the shares of common stock issuable upon exercise of the warrants have no registration rights or redemption features. The warrants have a term of 5 years and are exercisable at $2.00 per share. The net proceeds of the offering are being used to continue ongoing research and development efforts, out-licensing initiatives and for general corporate purposes.
      On February 28, 2005, we announced that we closed the initial closing of a private equity financing, receiving cash of $2.3 million in exchange for 1,548,501 shares of $0.001 par value common stock and warrants to purchase up to 125,000 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.50.
      In a second closing held on March 2, 2005, we received $175,000 in exchange for 116,667 shares of common stock. We received a total of $2.5 million in this private placement financing for 1,665,168 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.

      On March 1, 2005, we commenced a tender offer to holders of certain of our warrants that were purchased in four private placement financings to exchange their warrants as follows:

•	2001/2002 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated May 2001) We will issue either (a) 0.82 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2002/2003 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated September 2002, and amended December 2002) We will issue either (a) 0.84 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2003 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated November 2003) We will issue either (a) 0.37 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.56 for each warrant share tendered.

•	2004 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated March 2004) We will issue either (a) 0.60 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.50 for each warrant share tendered.
      The warrant exchange offer is scheduled to expire on April 1, 2005.
      We will need to raise additional capital in order to grow our business operations. As of December 31, 2004 we had cash and cash equivalents of $1.9 million, compared to $2.1 million for the same period in 2003. Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. Based on our current operating plan, we estimate that existing cash and cash equivalents will be sufficient to meet our cash requirements through 2005 based on current expense levels. We will need substantial additional funding to further develop our existing programs and initiate our pharmaceutical program. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing.
      Our future capital requirements depend on many factors including:

•	the ability to attract collaborative agreement partners;

•	the ability to obtain funding under licensing agreements; and

•	the costs of filing, prosecuting, enforcing, and defending patents, patent applications, patent claims, and trademarks.
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

•	Revenue Recognition. Since inception, we have generated limited revenue from licensing fees. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. We recognize revenue from non-refundable, up front license fees and proceeds from the assignment of technology when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These items include personnel costs, supplies, depreciation and other indirect research and development costs and are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, costs are expensed the earlier of when amounts are due or when services are performed.

•	Capitalization of Patent Costs. We capitalize the third party costs associated with filing patents or entering into licenses associated with our underlying technology. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. We apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our employee stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option or warrant if the fair market value of the underlying stock at the time of grant exceeds the exercise price. Our non-employee options and warrants are accounted for under Financial Accounting Standards Board No. 123. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123R on a modified prospective method or by restating previously issued financial statements. Under the modified prospective method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R by restating previously issued financial statements. SFAS 123R is effective for the first reporting period beginning after December 15, 2005. Management has not completed its evaluation of the effect that SFAS 123R will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

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

ITEM 7.	FINANCIAL STATEMENTS

Index to Financial Statements	Page

Report of KPMG LLP, Independent Registered Public Accounting Firm	23
Report of Prior Independent Registered Public Accounting Firm	24
Balance Sheets as of December 31, 2004 and 2003	25
Statements of Operations for the years ended December 31, 2004 and December 31, 2003 and for the period from inception (November 7, 1988) to December 31, 2004	26
Statements of Stockholder’s Equity (Deficit) for the period from inception (November 7, 1988) to December 31, 2004	27
Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003 and for the period from inception (November 7, 1988) to December 31, 2004	30
Notes to Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Director and Stockholders
Helix BioMedix, Inc.
      We have audited the accompanying balance sheets of Helix BioMedix, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from November 7, 1988 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity (deficit), and cash flows for the period November 7, 1988 (inception) to December 31, 2004 include amounts for the period from November 7, 1988 (inception) to December 31, 1988 and for each of the years in the thirteen-year period ending December 31, 2001, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 7, 1988 through December 31, 2001 is based solely on the report of other auditors.
      We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period November 7, 1988 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Seattle, Washington
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
      We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations, cash flows, and changes in stockholders’ equity (deficit) of Helix BioMedix, Inc. for the period from inception (November 7, 1988) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ COMISKEY & COMPANY
PROFESSIONAL CORPORATION
Denver, Colorado
February 1, 2002

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,908,028	$2,070,906
Accounts receivable	10,200	—
Prepaid expenses and other current assets	91,071	57,800

Total current assets	2,009,299	2,128,706

Property and equipment:
Machinery and equipment	395,739	414,259
Furniture and fixtures	14,627	10,628
Leasehold improvements	28,215	28,215

	438,581	453,102
Less: accumulated depreciation	(226,865)	(149,636)

Property and equipment, net	211,716	303,466

Other assets:
Deposits	10	29,405
Antimicrobial technology, net	48,431	59,540
Licensing agreements, net	50,606	54,201
Patents pending and approved, net	547,018	564,630

	646,065	707,776

Total assets	$2,867,080	$3,139,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,053	$56,292
Accrued expenses	125,993	149,461

Total current liabilities	188,046	205,753

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,533,370 shares outstanding at December 31, 2004: 12,289,370 shares outstanding at December 31, 2003	13,533	12,290
Additional paid-in capital	20,007,845	17,364,975
Deferred stock compensation	(315,000)	(525,000)
Deficit accumulated during the development stage	(17,027,344)	(13,918,070)

Total stockholders’ equity	2,679,034	2,934,195

Total liabilities and stockholders’ equity	$2,867,080	$3,139,948

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2004 and 2003 and
for the Period from Inception (November 7, 1988) to December 31, 2004

	Inception	For the years ended
	(November 7, 1988)	December 31,
	to December 31,
	2004	2004	2003

Revenue	$271,626	$93,661	$88,465

Operating expenses:
Research and development	4,696,015	915,157	844,450
Depreciation and amortization	725,422	160,578	205,126
Accounting, legal and professional	1,873,129	312,561	257,169
Consulting fees	2,730,861	128,006	189,126
General and administrative	5,993,238	1,715,196	1,804,554

Total operating expenses	16,018,665	3,231,498	3,300,425

Loss from operations	(15,747,039)	(3,137,837)	(3,211,960)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—
Gain on sale of equipment	(6,453)	(6,453)	—
Interest expense	1,459,442	—	—
Interest income	(124,110)	(22,110)	(16,457)

	1,280,305	(28,563)	(16,457)

Net loss	$(17,027,344)	$(3,109,274)	$(3,195,503)

Basic and diluted net loss per share		$(0.23)	$(0.28)

Weighted average shares outstanding		13,290,408	11,231,277

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years ended December 31, 2004 and 2003 and
for the Period from Inception (November 7, 1988) to December 31, 2004

	Common Stock
			Additional		Stock		Stockholders’
	Number		Paid-In	Deferred	Subscription	Accumulated	Equity
	of Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

Initial capitalization on November 7, 1988	1,000,000	$66,486	$—	$—	$—	$—	$66,486
Restated for recapitalization of the private company	(370,000)	—	—	—	—	—	—
Reverse acquisition of Helix BioMedix, Inc. by Cartel Acquisitions, Inc. on March 20, 1989	151,262	855,292	—	—	—	—	855,292
Issuance of stock for current or prior services:

Period	Per Share Amount

December 1992	$2.50	5,600	14,000	—	—	—	—	14,000
May 1993	$5.00	8,000	40,000	—	—	—	—	40,000
December 1993	$2.50	9,490	23,724	—	—	—	—	23,724
March 1998	$1.00	4,900	4,900	—	—	—	—	4,900
December 1998	$1.00	3,100	3,100	—	—	—	—	3,100
September 1999	$0.70	40,000	28,000	—	—	—	—	28,000
September 1999	$1.25	73,215	91,519	—	—	—	—	91,519

		144,305	205,243	—	—	—	—	205,243
Issuance of stock for settlement of debt or account payable:

Period	Per Share Amount

May 1993	$5.00	4,000	20,000	—	—	—	—	20,000
September 1993	$2.50	184,000	460,000	—	—	—	—	460,000
April 1995	$2.50	41,732	104,331	—	—	—	—	104,331
April 1995	$2.41	80,000	192,943	—	—	—	—	192,943
September 1995	$2.50	14,731	36,828	—	—	—	—	36,828
September 1997	$1.00	110,976	110,976	—	—	—	—	110,976
December 1997	$2.50 $1.00	326,785	780,025	—	—	—	—	780,025
March 1998	$1.00	3,100	3,100	—	—	—	—	3,100
June 1998	$1.00	1,395	1,395	—	—	—	—	1,395
September 1998	$1.00	2,500	2,500	—	—	—	—	2,500
September 1999	$1.25	2,000	2,500	—	—	—	—	2,500

		771,219	1,714,598	—	—	—	—	1,714,598
Fractional shares issued in connection with 1 for 500 reverse split		29	—	—	—	—	—	—
Issuance of stock for cash:

Period	Per Share Amount

March & December 1994...	$2.50	16,000	40,000	—	—	—	—	40,000
April 1995	$2.50	4,800	12,000	—	—	—	—	12,000
March 1998	$1.00	10,000	10,000	—	—	—	—	10,000

		30,800	62,000	—	—	—	—	62,000

Issuance of common stock as consideration in cooperative endeavor agreement, in November 1995	10,000	25,000	—	—	—	—	25,000
Issuance of stock options in 1995	—	—	137,400	—	—	—	137,400
Issuance of stock for cash in private placement, during July-September 1999, at $0.70 per share, net of offering costs of $107,195	2,890,643	1,916,255	—	—	—	—	1,916,255
Escrow of stock for consulting agreement, in September 1999, at $0.70 per share	—	42,000	—	(42,000)	—	—	—
Compensation and deferred compensation recorded for options granted, in December 1999	—	—	50,875	(44,000)	—	—	6,875
Deferred compensation for stock awards in December 1999	—	87,225	—	(87,225)	—	—	—
The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Years ended December 31, 2004 and 2003 and
for the Period from Inception (November 7, 1988) to December 31, 2004

	Common Stock
			Additional		Stock		Stockholders’
	Number		Paid-In	Deferred	Subscription	Accumulated	Equity
	of Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

Stock and options issued for services in January 2000	1,250	3,125	4,500	—	—	—	7,625
Amortization of deferred compensation costs	—	—	—	21,000	—	—	21,000
Retirement of share issued in December 1999	(250)	(313)	—	—	—	—	(313)
Shares issued and options vested in connection with employment agreements, March 2000	267,445	700,000	—	41,306	—	—	741,306
Director shares and options issued:

Period	Per Share Amount

March 2000	$4.05	7,747	18,399	12,976	—	—	—	31,375
June 2000	$3.17	8,750	16,953	10,828	—	—	—	27,781
September 2000	$4.61	8,750	24,063	16,297	—	—	—	40,360

		25,247	59,415	40,101	—	—	—	99,516

Revaluation of deferred compensation and options vested in connection with employment agreement in June 2000	—	(27,919)	33,784	16,396	—	—	22,261
Options vested in connection with employment agreement, shares issued for services, and revaluation of options due to suspension of exercise date, in September 2000	41,000	2,313	85,000	51,012	—	—	138,325
Options issued in connection with two consulting agreements, in October 2000	—	—	100,000	(75,000)	—	—	25,000
Directors shares and options issued in September 2000, at $2.36 per share	8,659	13,259	7,197	—	—	—	20,456
Options vested in connection with employment agreements, and shares issued for services, in September 2000	4,987	8,104	4,613	43,511	—	—	56,228
Compensation adjustment to variable plan options in December 2000	—	—	(83,828)	—	—	—	(83,828)
Exercise of options at $1.00 per share	45,000	112,500	(67,500)	—	—	—	45,000
Exercise of option at $0.50 per share	600	1,500	(1,200)	—	—	—	300
Adjustment to par value stock for Delaware re-incorporation	—	(5,841,061)	5,841,061	—	—	—	—
Amortization of deferred compensation	—	—	—	75,000	—	—	75,000
Issuance of stock for services, in October 2001, at $2.00 per share	25,000	25	49,975	—	—	—	50,000
Issuance of stock for licensing arrangement October 2001, at $0.75 per share	97,500	98	73,027	—	—	—	73,125
Compensation adjustment for options and warrants in 2001	—	—	328,310	—	—	—	328,310
Value of detachable warrants issued with convertible notes payable	—	—	216,100	—	—	—	216,100
Net loss for the period from inception on November 7, 1988 to December 31, 2001	—	—	—	—	—	(7,560,663)	(7,560,663)

Balance at December 31, 2001	5,144,696	5,145	6,819,415	—	—	(7,560,663)	(736,103)
The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Years ended December 31, 2004 and 2003 and
for the Period from Inception (November 7, 1988) to December 31, 2004

	Common Stock
			Additional		Stock		Stockholders’
	Number		Paid-In	Deferred	Subscription	Accumulated	Equity
	of Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

Issuance of common stock for services rendered, at $0.80 per share on November 21, 2002	18,000	18	14,382	—	—	—	14,400
Conversion of convertible notes payable into equity, at $1.00 per share Principle	3,082,500	3,083	3,079,417	—	—	—	3,082,500
Accrued interest	231,180	231	230,949	—	—	—	231,180

	8,476,376	8,477	10,144,163	—	—	(7,560,663)	2,591,977
Private placement of common stock (with common stock warrants equal to 60%), at $1.00 per share, September to December 2002	1,560,000	1,560	1,558,440	—	(135,000)	—	1,425,000
Compensation adjustments for warrants in 2002	—	—	440,331	—	—	—	440,331
Value of detachable warrants issued with convertible notes payable	—	—	512,452	—	—	—	512,452
Net loss for the year	—	—	—	—	—	(3,161,904)	(3,161,904)

Balance at December 31, 2002	10,036,376	10,037	12,655,386	—	(135,000)	(10,722,567)	1,807,856
Exercise of warrants at $1.00 per share	80,500	81	80,419	—	—	—	80,500
Private placement of common stock (with common stock warrants, equal to 60%) at $1.00 per share, net of issuance costs, January to March 2003	2,172,494	2,172	2,159,213	—	—	—	2,161,385
Deferred stock compensation, net	—	—	630,000	(525,000)	—	—	105,000
Proceeds from warrant exchange at $0.50 per warrant	—	—	1,176,550	—	—	—	1,176,550
Repayment of subscription receivable	—	—	—	—	135,000	—	135,000
Options and warrants issued for services			663,407				663,407
Net loss for the year	—	—	—	—	—	(3,195,503)	(3,195,503)

Balance at December 31, 2003	12,289,370	12,290	17,364,975	(525,000)	—	(13,918,070)	2,934,195
Exercise of warrants at $0.25 per share	60,000	60	14,940	—	—	—	15,000
Private placement of common stock (with common stock warrants equal to 35% at $2.00 per share, net of issuance cost), March to May 2004	1,184,000	1,183	2,346,793	—	—	—	2,347,976
Proceeds from 2003 warrant exchange at $0.50 per warrant	—	—	30,000	—	—	—	30,000
Deferred stock compensation	—	—	—	210,000	—	—	210,000
Options issued for services	—	—	251,137	—	—	—	251,137
Net loss for the year	—	—	—	—	—	(3,109,274)	(3,109,274)

Balance at December 31, 2004	13,533,370	$13,533	$20,007,845	$(315,000)	$—	$(17,027,344)	$2,679,034

The accompanying notes are an integral part of the financial statement.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the Years ended December 31, 2004 and 2003 and
For the Period from Inception (November 7, 1988) to December 31, 2004

	Inception	For the Years Ended
	(November 7, 1988)	December 31,
	to December 31,
	2004	2004	2003

Cash Flows from Operating Activities
Net loss	$(17,027,344)	$(3,109,274)	$(3,195,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725,602	160,578	205,126
Amortization of debt discount	728,552	—	—
Stock-based compensation costs	3,779,794	461,137	768,407
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Gain on sale of assets	(6,453)	(6,453)	—
Changes in operating assets and liabilities:	—	—	—
Accounts receivable	—	—	20,000
Prepaid expenses and other current assets	(85,061)	(33,271)	(9,978)
Other assets	(67,400)	29,396	680
Accounts payable — related party	341,602	—	—
Accounts payable	64,387	5,761	18,984
Accrued expenses	200,271	(23,468)	113,337

Net cash used in operating activities	(11,061,870)	(2,515,594)	(2,078,947)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	7,400	7,400	—
Purchase of property and equipment	(569,799)	(4,479)	(310,442)
Increase in capitalized patents	(632,419)	(43,181)	(124,485)

Net cash used in investing activities	(1,194,828)	(40,260)	(434,927)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable — related party	379,579	—	—
Repayments from notes payable — related party	(163,154)	—	—
Issuance of stock and warrants for cash, net	10,223,910	2,392,976	3,553,435

Net cash provided by financing activities	14,164,726	2,392,976	3,553,435

Net increase in cash and cash equivalents	1,908,028	(162,878)	1,039,561
Cash and cash equivalents at beginning of period	—	2,070,906	1,031,345

Cash and cash equivalents at end of period	$1,908,028	$1,908,028	$2,070,906

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
for the Period from Inception (November 7, 1988) to December 31, 2004

Note 1.	Summary of Significant Accounting Policies

Description of Entity
      Helix BioMedix, Inc. was originally formed under the laws of the state of Colorado on February 2, 1988 under the name Cartel Acquisitions, Inc. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation (“BioMedix of Louisiana”), in exchange for 151,262 shares of the Company’s common stock. Cartel Acquisitions, Inc. acquired its shares from Helix International Corporation (“Helix”). BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate entity from Helix International, Inc., to develop therapeutic biopharmaceuticals for animal and human health care. On November 1, 2000, the Company incorporated as a wholly owned subsidiary, Helix BioMedix, Inc. in the state of Delaware (“Helix-Delaware”), for the purpose of merging into Helix-Delaware, with Helix-Delaware as the surviving corporation. This merger is reflected in the accompanying financial statements with an effective date of December 29, 2000.
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
      In December 2003, the Company initiated a warrant exchange program pursuant to which holders of certain warrants issued by the Company in October 1999 and expiring on October 18, 2004, and having a per share exercise price of $3.25 could exchange such warrants for new warrants that (i) expire on October 31, 2006; (ii) provide for cashless exercises; and (iii) reduce the per share exercise price from $3.25 to $2.25. Consideration for the exchange was $0.50 per warrant share and surrender of the old warrants prior to December 26, 2003. The exchange program generated net proceeds to the Company of $1.2 million.
      During 2004, in a private placement of common stock, the Company received $2,348,000 of net proceeds for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The warrants issued in this financing have a term of five years and are exercisable at $2.00 per share.
      On February 28, 2005, the Company announced that it has closed the initial closing of a private placement of common stock, receiving cash of $2.3 million in exchange for 1,548,501 shares of common stock and warrants to purchase up to 125,000 shares of common stock. The Warrants have a 5-year term and a per share purchase price of $1.50.
      In a second closing held on March 2, 2005, the Company received $175,000 in exchange for 116,667 shares of common stock. The Company received a total of $2.5 million in this private placement financing for 1,665,168 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for the Company’s peptides and for general corporate purposes.
      On March 1, 2005, the Company commenced a tender offer to holders of certain of its warrants that were purchased in four private placement financings to exchange their warrants as follows:

•	2001/2002 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated May 2001) We will issue either (a) 0.82 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2002/2003 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated September 2002, and amended December 2002) We will issue either (a) 0.84 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2003 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated November 2003) We will issue either (a) 0.37 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.56 for each warrant share tendered.

•	2004 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated March 2004) We will issue either (a) 0.60 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.50 for each warrant share tendered.
      The warrant exchange offer is scheduled to expire on April 1, 2005.
      Management believes substantial progress has been made with respect to the licensing of the Company’s peptide technology and business development efforts. However, the Company’s net cash used in operations

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
has exceeded our cash generated from operations for each year since our inception. For example, we used $2.5 million in operating activities for the year ended December 31, 2004 and $2.1 million in 2003. Based upon the private placement and warrant offering discussed above and the current status of the Company’s product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy the Company’s capital needs through at least the next twelve months. However, additional funding through equity securities or other means will be necessary to meet the Company’s cash requirements in the future if significant licensing revenue is not achieved.

Use of Estimates
      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
      The Company considers all highly liquid debt instruments with a maturity at date of purchase of three months or less to be cash equivalents. The Company regularly maintains cash balances in excess of the FDIC insured limitation of $100,000. As of December 31, 2004 the company’s cash balances exceeded the FDIC insured limit by $1.8 million.

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

	December 31,

	2004	2003

Outstanding options	2,426,166	1,777,000
Outstanding warrants	7,952,369	7,950,513

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

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Had the Company determined compensation cost for employees based on the fair value of stock options on the grant date under SFAS No. 123, net loss and net loss per share would have been the pro forma amounts indicated below:

	Year Ended December 31,

	2004	2003

Net loss
As reported	$(3,109,274)	$(3,195,503)
Add: Stock-based employee compensation expense included in reported net loss	210,000	661,961
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(543,726)	(473,161)

Pro forma net loss	$(3,443,000)	$(3,006,703)

Net loss per share
As reported	$(0.23)	$(0.28)

Pro forma net loss	$(0.26)	$(0.27)

      The per share weighted-average fair value of stock options granted during 2004 and 2003 was $1.35 and $1.22, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,

	2004	2003

Expected dividend yield	0%	0%
Risk-free interest rate	3.50%	2.21%
Expected volatility	110%	125%
Expected life in years	3.0	3.0

Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123R on a modified prospective method or by restating previously issued financial statements. Under the modified prospective method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R by restating previously issued financial statements. SFAS 123R is effective for the first reporting period beginning after December 15, 2005. Management has not completed its evaluation of the effect that SFAS 123R will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

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

Note 3.	Identifiable Intangible Assets
      Identifiable intangible assets consist of the following as of December 31, 2004:

	2004	2003

Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents pending and approved	811,776	768,595

	1,095,354	1,052,173
Less accumulated amortization	(449,299)	(373,802)

Identifiable intangible assets, net	$646,055	$678,371

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Scheduled amortization charges from identifiable assets as of December 31, 2004 are as follows:

			Patents
	Antimicrobial	Licensing	Pending and
Year	Technology	Agreements	Approved	Total

2005	$11,109	$3,595	$62,443	$77,147
2006	11,109	3,595	62,443	77,147
2007	11,109	3,595	62,443	77,147
2008	11,109	3,595	62,443	77,147
2009	3,995	3,595	62,443	70,033
Thereafter	0	32,631	234,803	267,434

Note 4.	Stockholders’ Equity

Preferred Stock
      The board of directors may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the board of directors (“the board”) may deem advisable. As of December 31, 2004, no preferred series shares had been designated by the board.

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

Options
      On December 15, 2000, the shareholders of the Company approved the Helix BioMedix 2000 Stock Option Plan (“the 2000 Plan”). A total of 5,400,000 of the Company’s authorized and unissued common shares are reserved for issuance under the 2000 Plan. The 2000 Plan is to be administered by non-employee directors, who shall be authorized to grant stock options to the Company’s employees, consultants and/or directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code, or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with an option to repurchase, upon termination of an optionee’s employment, up to ten thousand shares acquired by the optionee through the exercise of options granted thereunder at its then-current fair market value. As of December 31, 2004, no shares had been exercised under the 2000 Plan and 2,928,834 shares remain available for grant.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Pursuant to separate board resolutions the company issued an additional 621,893 stock options, which were not part of any plan. A total of 20,000 shares were exercised, and the remaining shares were cancelled. As of December 31, 2004 there were no shares outstanding.
      A summary of activity for options for the years ended December 31, 2004 and 2003 is as follows:

	Options Outstanding

	Number of	Weighted Avg.
	Shares	Exercise Price

Balance at December 31, 2002	1,133,000	$1.23
Granted	694,000	$1.00
Exercised	—	—
Canceled	(50,000)	$1.00

Balance at December 31, 2003	1,777,000	$1.15
Granted	810,000	$1.80
Exercised	—	—
Canceled	(160,834)	$1.39

Balance at December 31, 2004	2,426,166	$1.35

      The following table summarizes information about options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable

		Weighted	Weighted		Weighted
		Avg.	Avg.		Avg.
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Term	Price	Exercisable	Price

$0.70	165,500	5.59 years	$0.70	165,500	$0.70
$1.00	948,166	7.32 years	$1.00	546,609	$1.00
$1.48-$1.75	607,500	7.15 years	$1.53	607,500	$1.53
$1.80-$2.00	705,000	7.83 years	$1.82	229,999	$1.85

Total	2,426,166	7.31 years	$1.35	1,549,608	$1.30

      As of December 31, 2003, there were 1,028,551 options exercisable at a weighted average exercise price of $1.26.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Stock Purchase Warrants
      Information concerning outstanding common stock purchase warrants is set forth below:

	December 31,

	2004			2003

		Price	Wghtd.		Price	Wghtd.
	Number	Range	Avg.	Number	Range	Avg.

Warrants issued to employees and non-employees for services	2,087,954	$0.25-$6.00	$1.54	1,658,670	$0.25-$6.00	$1.52
Exercised	(60,000)	$0.25	$0.25
Expired/ Cancelled	(304,285)	$1.00-$1.50	$1.34
Remaining warrants issued in connection with 1999 equity financing	2,890,643	$3.25	$3.25	2,890,643	$3.25	$3.25
Expired 2004	(477,543)	$3.25	$3.25
Exchanged	(2,413,100)	$2.25	$2.25	(2,413,100)	$2.25	$2.25
Remaining warrants issued in connection with 2003 warrant exchange	2,413,100	$2.25	$2.25	2,413,100	$2.25	$2.25
Remaining warrants issued in connection with 2001 convertible debt financing	1,153,000	$1.00	$1.00	1,153,000	$1.00	$1.00
Exercised	—
Remaining warrants issued in connection with 2002 and 2003 equity financings	2,248,200	$1.00	$1.00	2,248,200	$10.0	$1.00
Warrants issued in connection with 2004 equity financing	414,400	$2.00	$2.00

Total outstanding warrants	7,952,369	$0.25-$6.00	$1.55	7,950,513	$0.25-$6.00	$1.64

Stock Offering
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
      During 2004, in a private placement equity financing, the Company received $2,348,000 of gross proceeds for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The warrants issued in this financing have a term of five years and are exercisable at $2.00 per share.
      On February 28, 2005, the Company announced that it had closed the initial closing of a private equity financing, receiving cash of $2.3 million in exchange for 1,548,501 shares of common stock and warrants to purchase up to 125,000 shares of common stock. The Warrants have a 5-year term and a per share purchase price of $1.50.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In a second closing held on March 2, 2005, the Company received $175,000 in exchange for 116,667 shares of common stock. The Company received a total of $2.5 million in this private placement financing for 1,665,168 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

Employee Equity Compensation Costs
      In 2003, certain employment contracts previously approved by the board of directors resulted in a compensation charge of $386,920, as they granted variable options. In December 2003, the Company revised substantially all agreements to fix the option terms. Remaining deferred compensation related to these options totals $315,000 at December 31, 2004.

Stockholders’ Equity and Comprehensive Income
      SFAS No. 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. The Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Note 5.	Income Taxes
      Significant components of the Company’s gross deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003

Gross deferred tax assets (liabilities):
Net operating loss carry forwards	$4,194,800	$3,690,100
Research and development credits	116,200	162,000
Stock compensation	567,800	411,000
Accrued expenses	21,400	24,600

Gross deferred tax assets	4,900,200	4,287,700
Less valuation allowance	(4,873,000)	(4,246,700)

Net deferred tax assets	27,200	41,000
Deferred tax liabilities Fixed and Intangible Assets	(27,200)	(41,000)

Net deferred tax assets/liabilities	$—	$—

      Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2004 and 2003, a valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased $626,300 for the year ended December 31, 2004. The increase in the deferred tax assets in 2004 is primarily the result of increasing net operating loss carry forwards.
      At December 31, 2004, the Company has federal net operating loss carry forwards of approximately $12.3 million for income tax reporting purposes and research and development tax credit carry forwards of approximately $116,200. The Company’s ability to utilize the carry forwards may be limited in the event of an ownership change as defined in current income tax regulations.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.	Related Party Transactions
      Dunsford Hill Capital Partners, Inc. (“Dunsford Hill”) is a California corporation owned and controlled by Randall L-W. Caudill, Ph.D., a member of the Company’s board of directors. The Company previously engaged Dunsford Hill as a consultant to provide professional assistance in the areas of strategic and financial planning. In 2004 and 2003, Dunsford Hill earned cash compensation in the amount of $0 and $49,500, respectively. As of December 31, 2004, the Company had issued warrants to purchase 250,000 shares of common stock to Dunsford Hill.
      Carlyn J. Steiner served as a member of our board of directors from December 2000 until April 2004. The Paisley Group LLC, (“Paisley”) a Washington limited liability company is owned and controlled by Ms. Steiner. The Company previously engaged Paisley as a consultant to provide professional assistance in the areas of strategic and financial planning. In 2004 and 2003, Paisley earned cash compensation in the amount of $0 and $49,500, respectively. As of December 31, 2004, the Company had issued warrants to purchase a total of 300,000 shares of common stock to Paisley.
      Ralph Katz served on our board of directors from December 2000 until his resignation in May 2002. From October 2002 through March 2004 we engaged Mr. Katz as a consultant to provide professional services in the areas of strategic and financial planning. In return for services performed, he was issued a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share for a ten-year term.
      In August 2004, we engaged Mr. Katz to advise us regarding financing initiatives, to identify and develop out-licensing opportunities and to design and implement an investor relations program. Pursuant to that agreement Mr. Katz was granted an option to purchase up to 75,000 shares of our common stock, with an exercise price of $1.80; 25,000 are fully vested upon grant and 50,000 vesting one year later with a five-year term. In addition to the foregoing he was granted an option to purchase up to 25,000 share of our common stock, with an exercise price of $2.00 which was fully vested upon grant.
      Katz-Miller Ventures, LLC (“Katz-Miller”) is a former consultant to the Company. The principal members of Katz Miller are Ralph Katz and Jeffrey Miller. Mr. Katz is a former director of the Company, (see above) and Mr. Miller is a current director of the Company. No amounts were paid to Katz-Miller in 2004 or 2003 and the Company has issued Katz-Miller 280,000 shares of its common stock and 200,000 warrants as of December 31, 2004.
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

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Under the License, the Company agreed to pay UBC certain royalties, and issued stock, options and cash to UBC or its nominees. See also Note 9.

Note 7.	Supplemental Disclosure of Cash Flow Information

	Inception
	(November 7,
	1988) to	Years Ended
	December 31,	December 31,

	2004	2004	2003

Deferred stock compensation	$525,000	—	$525,000
Stock issued to acquire patents	66,486	—	—
Debt issued to acquire technology	200,000	—	—
Bridge loans outstanding at acquisition	200,000	—	—
Patent costs included in accounts payable	99,859	—	—
Accounts payable converted to notes	704,559	—	—
Accrued interest converted to notes	403,453	—	—
Notes converted to equity	4,722,048	—	—
Accrued interest converted to equity	231,180	—	—
Detachable warrants issued with notes payable	728,552	—	—
Issuance of stock for services provided	14,400	—	—
Purchase of property included in accrued expenses	224,458	—	—
Stock subscription receivable	135,000	—	—
Cash paid for interest	105,430	—	—
Accounts receivable from sale of equipment	10,200	10,200	—

Note 8.	Long Term Leases
      The Company leases office and lab space under an operating lease expiring in August 2005. Rent expense for the years ended December 31, 2004 and 2003 was $46,784 and $64,220, respectively. Future minimum lease payments required under the lease obligation for 2005 is $30,200.

Note 9.	License Agreement
      The Company entered into a License Agreement (“License”) with the UBC commencing October 1, 2001, whereby UBC granted to the Company an exclusive worldwide License to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. Dr. Hancock, a member of the Company’s Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The License extends to the Company’s affiliates. In exchange for the exclusive, worldwide License, the Company agreed to pay UBC a royalty comprised of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000, $20,000 and $25,000 beginning with the 5th, 6th, 7th and all subsequent anniversaries of the Commencement Date of the License Agreement, respectively. Minimum royalties begin in 2006. As called for by the License, the Company has issued to UBC, 97,500 shares of the Company’s common stock, options to purchase an additional 152,500 common shares at $1.50 and $61,391 in cash, such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The options have a term of ten years. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 8a.	CONTROLS AND PROCEDURES
      As of the end of the period covered by this Annual report, the Company carried out an evaluation, under the supervision and participation of management, by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13A-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There were no significant changes during the fourth quarter or the year in the Company’s internal controls over financial reporting or in other factors that could significantly affect, or is reasonably likely to significantly affect such internal controls.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      The information required by this Item is contained in part in the sections captioned “Board of Directors — Nominees for Director”, “Board of Directors — Continuing Directors — Not Standing for Election This Year”, “Board of Directors — Contractual Arrangements” and “Voting Securities and Principal Holders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for Helix BioMedix Annual Meeting of Stockholders scheduled to be held on May 11, 2005, and such information is incorporated herein by reference.
      The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant”.

ITEM 10.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated by reference from the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for Helix BioMedix Annual Meeting of Stockholders scheduled to be held on May 11, 2005.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The information required by this Item is incorporated by reference from the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for Helix BioMedix Annual Meeting of Stockholders scheduled to be held on May 11, 2005.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The Company has entered into certain contractual agreements with the following parties:

(a)	With University of British Columbia
      The Company entered into a License Agreement (“License”) with the University of British Columbia (“UBC”) commencing October 1, 2001 whereby UBC granted to the Company an exclusive worldwide License to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. Dr. Hancock, a member of the Company’s Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The License extends to the Company’s affiliates. In exchange for the exclusive, worldwide License, the Company agreed to pay UBC a royalty comprised of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000, $20,000 and $25,000 beginning with the 5th, 6th, 7th and all subsequent anniversaries of the Commencement Date of the License Agreement respectively. Minimum royalties begin in 2006. As called for by the License, the Company has issued to UBC or its assigns, 97,500 shares of the Company’s common stock, options to purchase an additional 152,500 common shares at $1.50, and $61,391 in cash, such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The options have a term of ten years. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees.

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
      Dunsford Hill Capital Partners, Inc. (“Dunsford Hill”) is owned and controlled by Randall L-W. Caudill, Ph.D. Dr. Caudill also serves as a Director of the Company. Dunsford Hill provides consulting services to the Company on strategic, management and financial issues. The Company first entered into a Consulting Agreement with Dunsford Hill in October 2000. The original consulting agreement has been amended and extended by subsequent agreements which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement (“Amended Agreement”) with Dunsford Hill, the Company agreed to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to cash payments totaling $72,000 payable in installments and warrants to purchase an aggregate of 50,000 shares of common stock at the lower of $1.50 or the price of the next equity financing ($1.00). As of December 31, 2003, the Company has issued to Dunsford Hill warrants to purchase 250,000 shares of common stock and made cash payments of $49,500 in 2003. There was no cash compensation paid in 2004.

(d)	With Paisley Group, LLC
      Carlyn J. Steiner, who served as a member of our board of directors from December 2000 until April 2004, controls the activities of the Paisley Group, LLC. The Paisley Group has provided the Company with financial consulting services including consulting in conjunction with the 2001 Private Placement. The Company first entered into a Consulting Agreement with the Paisley Group in October 2000. The original consulting agreement has been amended and extended by subsequent agreements which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement (“Amended Agreement”) with the Paisley Group, the Company agreed to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to cash payments totaling $72,000 payable in installments and warrants to purchase an aggregate of 100,000 shares of common stock at the lower of $1.50 or the price of the next equity financing ($1.00). As of December 31, 2003, the Company has issued to The Paisley Group warrants to purchase 300,000 shares of common stock and made cash payments of $49,500 in 2003. There was no cash compensation paid in 2004.

(e)	With Robert E.W. Hancock, Ph.D.
      On June 18, 2001, the Company entered into a Consulting Agreement with Dr. Robert E.W. Hancock, Ph.D. Dr. Hancock has been engaged to serve as a member of the Company’s Scientific Advisory Board (“SAB”) for a period of three years as an expert consultant in the area of antimicrobial peptides. On January 17, 2005, Dr. Hancock signed a new three year agreement to serve on the Scientific Advisory Board and serve in a consulting capacity. Additionally, Dr. Hancock was engaged to assist the Company in its efforts to license certain intellectual property from the University of British Columbia (“UBC”). Dr. Hancock is the lead investigator and inventor of the UBC patents and patent applications. The Company entered into a license agreement with UBC in October 2001. Dr. Hancock’s Consulting Agreement generally provides for compensation in cash and in the form of warrants as follows: 1) For each year of service on the SAB, the Company will grant a warrant to purchase 10,000 shares of common stock with a purchase price based on the fair market value of the Company’s stock and a ten year term, and 2) upon execution of the license agreement with UBC, the Company agreed to grant warrants to purchase up to 250,000 shares of common stock at a purchase price of $1.50 with a ten year term. These warrants vest in six equal installments every six months after the grant date.

(g)	With Ralph Katz
      Ralph Katz served on our board of directors from December 2000 until his resignation in May 2002. From October 2002 through March 2004 we engaged Mr. Katz as a consultant to provide professional services in the areas of strategic and financial planning. In return for services performed, he was issued a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share for a ten-year term.
      In August 2004, we engaged Mr. Katz to advise us regarding financing initiatives, to identify and develop out-licensing opportunities and to design and implement an investor relations program. Pursuant to that agreement Mr. Katz was granted an option to purchase up to 75,000 shares of our common stock, with an exercise price of $1.80; 25,000 are fully vested upon grant and 50,000 vesting one year later with a five-year term. In addition to the foregoing he was granted an option to purchase up to 25,000 share of our common stock, with an exercise price of $2.00 which was fully vested upon grant.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit
No.	Description and Location

Plan of acquisition or reorganization
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)

Articles of Incorporation and Bylaws

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)

3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-a to the Company’s Form 10-KSB for the year ended December 31, 2000)

Exhibit
No.	Description and Location

3.3	Certificate of Amendment of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-KSBA for the year ended December 31, 2002).

3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company’s Form 10-KSB for the year ended December 31, 2000)

Executive Compensation Plans and Agreements

10.1	R. Stephen Beatty Employment Agreement dated July 1, 2001 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-KSB for the year ended December 31, 2001)

10.2	Tim Falla Employment Agreement dated June 15, 2001 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001)

10.3	Helix BioMedix, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSBA for the year ended December 31, 2002)

10.4	Employment Agreement dated September 24, 2003, effective July 1, 2003 between the Company and Tim Falla (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.5	Employment Agreement dated September 24, 2003, effective July 1, 2003 between the Company and R. Stephen Beatty (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.6	Letter Agreement dated May 19, 2003 between the Company and Parker Sroufe (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.7	Separation Agreement and Release dated November 26, 2003 between the Company and Kerry Palmer (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.8	Amendment to Employment Agreement dated December 10, 2003 between the Company and Timothy Falla (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.9	Amendment to Employment Agreement dated December 10, 2003 between the Company and R. Stephen Beatty (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.10	Employment Agreement with David H. Kirske dated July 2 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10QSB for the fiscal quarter ended September 30, 2004)

10.11	Employment Agreement with David Drajeske dated August 12 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10QSB for the fiscal quarter ended September 30, 2004)

Other Material Contracts

10.12	TPI Licensing Agreement dated September 5, 2001 (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-KSB for the year ended December 31, 2001)

10.13	University of British Columbia License Agreement dated October 1, 2001 (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2001)

10.14	Amended and Restated Consulting Agreement with Dunsford Hill Capital Partners dated May 30, 2001 (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 2001)

10.15	Second Amended and Restated Consulting Agreement with Dunsford Hill Capital Partners dated August 15, 2002 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-KSBA for the year ended December 31, 2002)

10.16	Hancock Consulting Agreement dated June 18, 2001 (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the year ended December 31, 2001)

10.17	Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001 (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-KSB for the year ended December 31, 2001)

Exhibit
No.	Description and Location

10.18	Rights Agreement dated August 21, 2003 (incorporated by reference from Exhibit 10.27 to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.19	Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference from Exhibit 10.28 to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.20	License Agreement with E.I. du Pont de Nemours dated March 9, 2004 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated March 16, 2004)

10.21	Joint Marketing Agreement with Body Blue Inc. dated November 2, 2004. Confidential treatment has been requested for confidential commercial and financial information contained in this document, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

10.22	Purchase Agreement with SynPep dated February 4, 2005. Confidential treatment has been requested for confidential commercial and financial information contained in this document, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

Code of Ethics

14.0	Code of Ethics adopted August 11, 2003 (incorporated by reference from Exhibit 14.0 to the Company’s Form 10-KSB for the year ended December 31, 2003)

Certifications

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item is incorporated by reference from the information contained in the section captioned “Audit Fees” of the Proxy Statement for Helix BioMedix Annual Meeting of Stockholders scheduled to be held on May 11, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ R. Stephen Beatty

R. Stephen Beatty
President, Chief Executive Officer

By:	/s/ David H. Kirske

David H. Kirske
Vice President, Chief Financial Officer
Dated: March 31, 2005
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 31, 2005.

Signature	Title

/s/ R. STEPHEN BEATTY R. Stephen Beatty	Director, Chief Executive Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ RANDALL L-W. CAUDILL, PH.D. Randall L-W. Caudill, Ph.D.	Director

/s/ JOHN C. FIDDES, PH.D. John C. Fiddes, Ph.D.	Director

/s/ JEFFREY A. MILLER, PH.D. Jeffrey A. Miller, Ph.D.	Director

/s/ GEORGE A. MURRAY George A. Murray	Director

/s/ BARRY L. SEIDMAN Barry L. Seidman	Director

/s/ DANIEL O. WILDS Daniel O. Wilds	Director