Form 10QSB
period 2005-03-31
HELIX BIOMEDIX INC
filed 2005-05-13
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005

Common Stock, $0.001 par value	15,219,945

HELIX BIOMEDIX, INC
FORM 10-QSB

PART I. Financial Information

ITEM 1. Financial Statements

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,763,637	$1,908,028
Prepaid expenses and other current assets	181,171	101,271

Total current assets	3,944,808	2,009,299

Property and equipment, net	191,175	211,716
Patents pending and approved, net	539,494	527,018
Other assets, net	95,431	119,047

Total assets	$4,770,848	$2,867,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$130,707	$62,053
Accrued expenses	171,349	125,993

Total current liabilities	302,056	188,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 15,211,531 shares outstanding at March 31, 2005, 13,533,370 shares outstanding at December 31, 2004	15,212	13,533
Additional paid-in capital	22,509,209	20,007,845
Deferred stock compensation	(262,500)	(315,000)
Deficit accumulated during the development stage	(17,793,129)	(17,027,344)

Total stockholders’ equity	4,468,792	2,679,034

Total liabilities and stockholders’ equity	$4,770,848	$2,867,080

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
For the Period from Inception (November 7, 1988) to March 31, 2005
And the three months ended March 31, 2005 and 2004
(Unaudited)

	Inception
	(November 7, 1988)
	to	Three months ended March 31,
	March 31, 2005	2005	2004
Revenue	$271,626	$—	$20,787

Operating expenses:
Research and development	4,886,056	190,041	242,903
Depreciation and amortization	767,448	42,026	38,621
Accounting, legal and professional	1,983,094	109,965	90,797
Consulting fees	2,752,870	22,009	64,477
General and administrative	6,402,099	408,861	383,050

Total operating expenses	16,791,567	772,902	819,848

Loss from operations	(16,519,941)	(772,902)	(799,061)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—
Gain on sale of equipment	(6,453)	—	—
Interest expense	1,459,442	—
Interest income	(131,227)	(7,117)	(3,935)

	1,273,188	(7,117)	(3,935)

Net loss	$(17,793,129)	$(765,785)	$(795,126)

Basic and diluted net loss per share		$(0.05)	$(0.06)

Weighted average shares outstanding		14,112,941	12,419,370

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
For the Period from Inception (November 7, 1988) to March 31, 2005 and the three months ended March 31, 2005 and 2004
(Unaudited)

	Inception
	(November 7, 1988)
	to	Three months ended March 31,
	March 31, 2005	2005	2004
Cash Flows from Operating Activities
Net loss	$(17,793,129)	$(765,785)	$(795,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	767,628	42,026	38,621
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	3,842,848	63,054	110,910
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Gain on sale of equipment	(6,453)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(166,461)	(81,400)	(55,075)
Other assets	(67,400)	—	—
Accounts payable – related party	341,602	—	—
Accounts payable and accrued expenses	378,668	114,010	(57,201)

Net cash used in operating activities	(11,689,965)	(628,095)	(757,871)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	8,900	1,500	—
Purchase of property and equipment	(571,920)	(2,121)	(1,861)
Increase in capitalized patents	(640,583)	(8,164)	(13,388)

Net cash used in investing activities	(1,203,613)	(8,785)	(15,249)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable – related party	379,579	—	—
Repayments from notes payable – related party	(163,154)	—	—
Proceeds from issuance of common stock	12,009,248	2,492,489	1,089,381
Proceeds from exercise of stock options and warrants	707,151	—	15,000

Net cash provided by financing activities	16,657,215	2,492,489	1,104,381

Net increase in cash and cash equivalents	3,763,637	1,855,609	331,261
Cash and cash equivalents at beginning of period	—	1,908,028	2,070,906

Cash and cash equivalents at end of period	$3,763,637	$3,763,637	$2,402,167

Supplemental cash flow information:
Accounts receivable received for sale of equipment	$12,100	$—	$—

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-KSB for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 31, 2005.

We had $3.8 million in cash and cash equivalents as of March 31, 2005. We will require additional sources of capital to support our operations. We believe, based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through at least the next twelve months.

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

Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, its net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended March 31,
	2005	2004
Net loss
As reported	$(765,785)	$(795,126)
Add: Stock-based employee compensation expense included in reported net loss	52,500	110,910
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(161,465)	(116,649)

Pro forma net loss	$(874,750)	$(800,865)

Net loss per share
As reported	$0.05	$0.06

Pro forma net loss	$0.06	$0.06

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation in total includes options and warrants granted to certain employees and outside consultants. The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. There were no employee stock options granted during the first quarter of 2005 and 2004.

The calculation of weighted average number of shares outstanding for the three months ended March 31, 2005 and 2004 excludes 2,347,000 and 1,762,000 stock options and 8,065,369 and 8,124,680 warrants respectively, as the effect on the net loss per share is antidilutive.

3. Stockholders’ Equity

On February 28, 2005, we announced that we closed the initial closing of a private equity financing, receiving cash of $2.3 million in exchange for 1,548,501 shares of $0.001 par value common stock and warrants to purchase up to 125,000 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.50.

In a second and final closing held on March 2, 2005, we received $175,000 in exchange for 116,667 shares of common stock. We received a total of $2.5 million in this private placement financing in exchange for the issuance of 1,665,168 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.

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

The warrant exchange offer is scheduled to expire on May 31, 2005.

4. Purchase Commitment

On February 3, 2005, we entered into a one-year purchase commitment to purchase peptides from SynPep Corporation. All peptides under this agreement are required to be shipped and invoiced before February 6, 2006.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements and the notes to those statements included with this Quarterly Report on Form 10-QSB. In addition to historical information, this report contains forward-looking statements. Words such as “believes”, “anticipates”, “expects” and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Certain Factors That May Affect Our Business and Future Results” in this Quarterly Report. Other factors besides those described in this Quarterly Report could also affect actual results. You should carefully consider the factors in this Item 2 entitled “Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.

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

We actively initiated our out-licensing initiatives for non-pharmaceutical product candidates during the third quarter of 2003. Although several companies have expressed preliminary interest in licensing our peptides, we have not yet entered into any licensing arrangements that produce material revenues.

The following table contains a summary of the progress of our lead out-licensing peptide candidates. In addition to these lead opportunities we have a large number of earlier stage peptides in our research pipeline.

Application	Status
Acne & cosmetic ingredient	Initial consumer product testing results positive for HB 164 used as ingredient in over-the-counter acne products. 78% of the study participants indicated facial gel containing HB 64 improved their complexions.
Anti-wrinkle cosmetic “active ingredient”	Twelve week consumer product test of HB 168pal preparation in Q2 2004, demonstrated equivalence to market leader Renova® without the associated skin irritation.
Prevention of wound infection	Pre-clinical tests support the potential broad spectrum anti-infective characteristics of HB 50. Testing will continue to further support its use as a possible anti-infective for wound and burn treatment products with input from Smith & Nephew’s Wound Management Division.
Topical wound healing/therapeutic	Pre-clinical and mechanistic studies are underway to further characterize the potential application of HB 107. Initial laboratory results indicate HB 107 may be useful in the process of burn and surgical wound healing.

In the case of pharmaceutical product candidates that require U.S. Food and Drug Administration approval such as HB 50 our lead candidate, a broad-spectrum topical anti-infective, clinical trials will be required to determine the candidate’s safety and efficacy. Such trials will require personnel that we do not presently employ and the use of significant capital resources which we presently do not possess. The commencement of such trials is dependent upon many factors, including raising appropriate levels of funding and moving our programs out of pre-clinical stage development.

We had $3.8 million in cash and cash equivalents as of March 31, 2005. We will require additional sources of capital to support our operations. We believe, based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through at least the next twelve months.

Results of Operations

As of March 31, 2005, our accumulated deficit was approximately $17.8 million. We may incur substantial additional operational losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has resulted from a single licensing arrangement. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

For the three months ended March 31, 2005 and 2004, we reported revenue of $0 and $21,000, respectively. Revenue for the remainder of 2005 will be dependent on our ability to enter into collaborative or licensing agreements with third parties.

For the three months ended March 31, 2005 and 2004, total operating expenses were $773,000 and $820,000, respectively. The decrease in operating expenses was primarily attributable to less stock compensation expense associated with options and warrants granted to certain employees and outside consultants.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. On March 31, 2005, we had cash and cash equivalents of $3.8 million compared to $1.9 million on March 31, 2004. The increase is attributable to a private equity financing that closed in the first quarter of 2005.

On February 28, 2005, we announced that we closed the initial closing of a private equity financing, receiving cash of $2.3 million in exchange for 1,548,501 shares of $0.001 par value common stock and warrants to purchase up to 125,000 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.50.

In a second and final closing held on March 2, 2005, we received $175,000 in exchange for 116,667 shares of common stock. We received a total of $2.5 million in this private placement financing in exchange for 1,665,168 issuing shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The proceeds of the offering are being used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.

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

The warrant exchange offer is scheduled to expire on May 31, 2005.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123R on a modified prospective method or by restating previously issued financial statements. Under the modified prospective method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R by restating previously issued financial statements. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005.

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

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, net cash used in operating activities for the three months ended March 31, 2005 was $628,000 compared to $758,000 for the three months ended March 31, 2004. After giving effect to the private placement of common stock and warrants, which generated gross proceeds of $2.5 million and closed in March 2, 2005, we believe, based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

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

If we raise additional funds by issuing equity securities, further dilution to stockholders may result, and/or new investors could have rights superior to holders of shares of our currently issued and outstanding common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us:

•	we may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves; and

•	we would have to cease operations.

We need to enter strategic alliances with third parties to develop, test and produce commercially viable products.

A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with cosmetics, pharmaceutical and biotechnology companies. Although the development of such alliances is one of our objectives, there can be no assurance we will succeed in attracting collaborative partners who can materially assist in the development and commercialization of our technology. The development of commercially viable products from our technology will likely require the technical collaboration and financial participation from larger companies, to bear part of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners and those collaborations yield commercially viable products, our receipt of revenues will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of our products will have a material adverse effect on our business, operating results and financial condition.

We expect to continue to incur substantial losses, and we may never achieve profitability.

We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of $766,000 for the three months ended March 31, 2005 and we may never become profitable. As of March 31, 2005, we had a deficit accumulated during the development stage of approximately $17.8 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

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

We face significant competition in our attempts to develop applications of our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. We expect that competition in development of products analogous to our product candidates will intensify. Our competitors may succeed in developing products earlier than we do, entering into successful collaborations before us, obtaining approvals from the FDA and other regulatory agencies for such products before us, or developing products that are more effective than those we develop or propose to develop. The success of any one competitor in these or other manners will have a material adverse effect on our business, operating results and financial condition.

We face product liability risks and may not be able to obtain adequate insurance to protect against losses.

The current use of any of our product candidates, including in pre-clinical trials and the sale of any of our products exposes us to liability claims. These claims might be made directly by consumers and healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We intend to expand our insurance coverage to include the sale of commercial products. However, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may be insufficient to cover such claims and our business operations could be impaired.

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

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 38% of our outstanding common stock and common stock derivatives as of March 31, 2005. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.

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

In a second and final closing held on March 2, 2005, we received $175,000 in exchange for 116,667 shares of common stock. We received a total of $2.5 million in this private placement financing in exchange for 1,665,168 issuing shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The proceeds of the offering are being used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

     (a) Exhibits

10.1	David H. Kirske employment agreement dated July 2, 2004

10.2	David Drajeske employment agreement dated August 12, 2004

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2005

Registrant: HELIX BIOMEDIX, INC.

By: /s/ R. STEPHEN BEATTY

R. Stephen Beatty
President, Chief Executive Officer

Registrant: HELIX BIOMEDIX, INC.
By: /s/ David H. Kirske

David H. Kirske
Vice President and Chief Financial Officer
Principal Accounting Officer