Form 10QSB
period 2005-06-30
HELIX BIOMEDIX INC
filed 2005-08-12
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.

Delaware (State or other jurisdiction of incorporation or organization)	91-2099117 (I.R.S. Employer Identification No.)
22122-20th Avenue Southeast, Suite 148, Bothell, Washington 98021
(Address of principal executive offices)
(425) 402-8400
(Registrant’s telephone number, including area code)
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2005

Common Stock, $0.001 par value	20,183,663

HELIX BIOMEDIX, INC
FORM 10-QSB

Page
PART I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004	1

Condensed Statements of Operations (unaudited) for the period from inception (November 7, 1988) to June 30, 2005 and for the three and six months ended June 30, 2005 and 2004	2

Condensed Statements of Cash Flows (unaudited) for the period from inception (November 7, 1988) to June 30, 2005 and for the six months ended June 30, 2005 and 2004	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	6

Item 3. Controls and Procedures	14

PART II. Other Information

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.1

PART I. Financial Information
ITEM 1. Financial Statements
HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,336,431	$1,908,028
Prepaid expenses and other current assets	124,667	101,271

Total current assets	4,461,098	2,009,299

Property and equipment, net	219,721	211,716
Patents pending and approved, net	537,996	527,018
Other assets, net	91,694	119,047

Total assets	$5,310,509	$2,867,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,295	$62,053
Accrued expenses	179,017	125,993

Total current liabilities	266,312	188,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,175,594 shares outstanding at June 30, 2005, 13,533,370 shares outstanding at December 31, 2004	20,175	13,533
Additional paid-in capital	23,865,435	20,007,845
Deferred stock compensation	(210,000)	(315,000)
Deficit accumulated during the development stage	(18,631,413)	(17,027,344)

Total stockholders’ equity	5,044,197	2,679,034

Total liabilities and stockholders’ equity	$5,310,509	$2,867,080

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the period from inception (November 7, 1988) to June 30, 2005 and the three and six months ended June 30, 2005 and 2004
(Unaudited)

	Inception
	(November 7, 1988)
	to June 30, 2005	Three months ended June 30,		Six months ended June 30,
		2005	2004	2005	2004
Revenue
Licensing	$286,626	$15,000	$45,274	$15,000	$66,061
Peptide sales	40,414	40,414	—	40,414	—

Total revenue	327,040	55,414	45,274	55,414	66,061

Operating expenses
Cost of peptide sales	40,414	40,414	—	40,414	—
Research and development	5,117,146	231,090	240,212	421,131	483,115
Depreciation and amortization	810,191	42,743	38,623	84,769	77,244
Accounting, legal and professional	2,075,296	92,202	76,705	202,167	167,502
Consulting fees	2,779,980	27,110	32,893	49,119	97,370
General and administrative	6,873,493	471,394	341,000	880,255	724,050

Total operating expenses	17,696,520	904,953	729,433	1,677,855	1,549,281

Loss from operations	(17,369,480)	(849,539)	(684,159)	(1,622,441)	(1,483,220)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—	—	—
Gain on sale of equipment	(6,453)	—	—	—	—
Interest expense	1,459,442	—	—	—	—
Interest income	(142,482)	(11,255)	(6,815)	(18,372)	(10,750)

	(1,261,933)	(11,255)	(6,815)	(18,372)	(10,750)

Net loss	$(18,631,413)	$(838,284)	$(677,344)	$(1,604,069)	$(1,472,470)

Basic and diluted net loss per share		$(0.05)	$(0.05)	$(0.10)	$(0.11)

Weighted average shares outstanding		16,851,669	13,363,172	15,489,871	12,888,249

The accompanying notes are an integral part of the financial statements.

HELIXBIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the period from inception (November 7, 1988) to June 30, 2005 and the six months ended June 30, 2005 and 2004
(Unaudited)

	Inception	Six months ended June 30,
	(November 7,
	1988)
	to June 30, 2005	2005	2004
Cash Flows from Operating Activities
Net loss	$(18,631,413)	$(1,604,069)	$(1,472,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	810,371	84,769	77,244
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	3,906,952	127,158	163,410
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Gain on sale of assets	(6,453)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(109,957)	(24,896)	(9,315)
Other assets	(67,400)	—	—
Accounts payable — related party	341,602	—	—
Accounts payable and accrued expenses	342,924	78,266	(63,051)

Net cash used in operating activities	(12,400,642)	(1,338,772)	(1,304,182)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	8,900	1,500	—
Purchase of property and equipment	(623,673)	(53,874)	(1,861)
Increase in capitalized patents	(654,944)	(22,525)	(19,968)

Net cash used in investing activities	(1,269,727)	(74,899)	(21,829)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable — related party	379,579	—	—
Repayments from notes payable — related party	(163,154)	—	—
Net proceeds from issuance of common stock	12,021,748	2,504,989	2,347,976
Net proceeds from exercise/exchange of stock options and warrants	2,044,236	1,337,085	15,000

Net cash provided by financing activities	18,006,800	3,842,074	2,362,976

Net increase in cash and cash equivalents	4,336,431	2,428,403	1,036,965
Cash and cash equivalents at beginning of period	—	1,908,028	2,070,906

Cash and cash equivalents at end of period	$4,336,431	$4,336,431	$3,107,871

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
The Company had $4.3 million in cash and cash equivalents as of June 30, 2005. The Company will require additional sources of capital to support its operations. We believe, based upon the current status of the Company’s product development and collaboration plans, its cash and cash equivalents should be adequate to satisfy its capital needs through at least the next twelve months.
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
Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, its net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss
As reported	$(838,284)	$(677,344)	$(1,604,069)	$(1,472,470)
Add: Stock-based employee compensation expense included in reported net loss	52,500	52,500	105,000	163,410
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(159,026)	(107,512)	(320,491)	(224,161)

Pro forma net loss	$(944,810)	$(732,356)	$(1,819,560)	$(1,533,221)

Net loss per share
As reported	$(0.05)	$(0.05)	$(0.10)	$(0.11)

Pro forma net loss	$(0.06)	$(0.06)	$(0.12)	$(0.12)

Stock-based compensation in total includes options and warrants granted to certain employees and outside consultants. The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. There were no employee stock options granted during the first or second quarters of 2005 or 2004.
The calculation of weighted average number of shares outstanding for the three and six months ended June 30, 2005 and 2004, excludes 2,347,000 and 1,754,222 shares available for issuance upon the exercise of stock options and 2,602,744 and 8,065,369 shares available for issuance upon the exercise of warrants respectively, because the effect on the net loss per share is antidilutive.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Stockholders’ Equity
On February 28, 2005, we consummated the initial closing of a private equity financing, receiving cash of $2.3 million in exchange for 1,548,501 shares of $0.001 par value common stock and warrants to purchase up to 125,000 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.50.
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
On May 31, 2005, we closed the tender offer to redeem certain of our outstanding warrants. In this transaction we received proceeds in the amount of $1.3 million, net of $175,500 in transaction costs and issued 4.9 million shares of common stock in exchange for the cancellation of warrants that provided for the purchase of 5.5 million shares of our common stock.
4. Purchase Commitment
On February 3, 2005, we entered into a one-year purchase commitment to acquire certain peptides from SynPep Corporation for $240,000. All peptides under this agreement are required to be shipped and invoiced before February 6, 2006. As of June 30, 2005, $200,000 remains under the purchase commitment.

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
All of our projects are currently in the preclinical stage of development. We do not separately track costs associated with our preclinical projects due to the cost burden associated with accounting at such levels of detail and our limited resources. However, the majority of our research and development spending is on the two project categories discussed below. Our business strategy is to complete only the very early stages of development and then out-license the rights to use proprietary peptides in distinct fields of application to third parties. We have developed several peptide sequences in the following two broad areas of application:
•	Skin care – we have developed four peptides capable of stimulating aspects of the skin’s innate ability to regenerate.

•	Pharmaceutical – six of our peptides have demonstrated promising results in the areas of topical anti-infectives and wound healing.
In 2004, we entered into a joint marketing agreement with Body Blue, Inc., a cosmetic and over-the-counter drug formulator and manufacturer. Under this agreement Body Blue has the exclusive right to market our peptides to specified third parties and, in exchange, we agreed to designate Body Blue as a preferred provider of formulation services with respect to our peptides. Since 2004, Body Blue has initiated ongoing negotiations with several companies to develop products that incorporate our peptides. Their marketing efforts are complemented by our own, independent negotiations and product development initiatives in the areas of anti-aging and anti-acne.
Our pharmaceutical development program is led by HB50 which is a topical anti-infective peptide. Its attributes include broad spectrum activity, lack of resistance induction, cost-effective synthesis, stability and activity against multiply-antibiotic-resistant pathogens. In our preclinical testing of HB50, a gel formulation of this peptide has shown to significantly reduce Staphylococcus aureus bacteria in an abraded skin infection model and in the majority of cases our peptide eradicated this organism. In January 2005, we entered into a memorandum of understanding with Smith and Nephew, a multi-national leader in advanced wound management, to collaborate in the development of HB 50 during the preclinical and clinical phases of its development as a wound-healing agent. In addition to our development efforts involving HB50, we are pursuing a wide variety of peptide based therapeutics which include lipopeptides specifically designed for dermatological applications.

Due to the early stage of development of each of our peptide sequences in the two broad areas above, we are unable to estimate the total costs and timing to complete development. Additionally, we currently anticipate out-licensing our product candidates and the final development will depend on the efforts of third parties. The timing of us being able to enter into ongoing licensing agreements resulting in significant payments to the company is uncertain. Thus, we presently lack the experience necessary to determine the timing of when, if ever, material net cash inflows from out-licensing projects will be expected.
Results of Operations
As of June 30, 2005, our accumulated deficit was approximately $18.6 million. We may continue to incur substantial operational losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has been insignificant and resulted from licensing arrangements and limited sales of peptides at cost. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.
Total revenue for the three months ended June 30, 2005 was $55,400, compared to $45,300 for the same period in 2004. The increase is associated with the sale of peptides at cost to companies that are researching the potential development of products with the inclusion of our peptides.
Total revenue for the six months ended June 30, 2005 was $55,400, compared to $66,100 for the same period in 2004. The decrease is primarily associated with the expiration of a royalty bearing license agreement offset by the sale of peptides at cost.
Total operating expenses for the three months ended June 30, 2005 were $905,000 compared to $729,400. Total operating expenses for the six months ended June 30, 2005 were $1,677,900 compared to $1,549,300. The increase is primarily associated with an increase in compensation expense.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the private sale of debt and equity securities. On June 30, 2005, we had cash and cash equivalents of $4.3 million compared to $1.9 million on June 30, 2004. The increase is attributable to the proceeds that we received from a private equity financing that closed in the first quarter of 2005 and our tender offer for warrants, which closed during the second quarter of 2005.
From February 28, 2005 through March 2, 2005, we consummated a private equity financing pursuant to which we received cash proceeds of $2.5 million in exchange for issuing (i) 1,665,168 shares of $0.001 par value common stock and (ii) warrants to purchase up to 125,000 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.50. On May 31, 2005, we closed our warrant tender offer pursuant to which we (i) cancelled warrants that provided for the purchase of approximately 5.5 million shares of our $0.001 par value common stock; (ii) received gross proceeds of approximately $1.5 million; and (iii) issued approximately 4.9 million shares of our $0.001 par value common stock. The net proceeds of these financing are being used to continue ongoing research and development efforts, pursue out-licensing initiatives for our lead peptides and for general corporate purposes.
We believe that our current cash and cash equivalents will allow us to execute our business plan for at least the next twelve months; however, these resources will not be adequate for us to pursue the further development of our pharmaceutical related programs.

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
•	Revenue Recognition. We have generated limited revenue from licensing fees. We recognize revenue from licensing fees when delivery has occurred and no future obligations exist. Royalties from licensees, if any, are based on third-party sales and recorded as earned in accordance with the contract terms when third-party results are reliably measured and collection is reasonably assured.

•	Research and Development Costs. These items, including personnel costs, supplies, and other indirect research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such collaborative agreements, we expense these items as incurred.

•	Capitalization of Patent Costs. We capitalize the third party costs associated with filing patents or entering into licenses associated with our underlying technology. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. We apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our employee stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option or warrant if the fair market value of the underlying stock at the time of grant exceeds the exercise price. Our non-employee stock options and warrants are accounted for under Financial Accounting Standards Board Standard No. 123. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123R on either a modified prospective method or by restating previously issued financial statements. Under the modified prospective method, we would be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We may elect to adopt SFAS 123R by restating previously issued financial statements. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005. We have not completed our evaluation of the effect that SFAS 123R will have on our financial statements, but believes that the effect will be consistent with the application disclosed in the pro forma disclosures included in the notes to the financial statements.
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
We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of $838,000 for the three months ended June 30, 2005 and we may never become profitable. As of June 30, 2005, we had a deficit accumulated during the development stage of approximately $18.6 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the appearance of promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.
We are at an early stage of product development and do not yet have commercially marketable products to provide material revenue.
We are a development stage company and to date have generated no material revenues. Our strategic plan contemplates the development of both pharmaceutical and non-pharmaceutical product candidates and applications for our proprietary peptides. However, there can be no assurance that any products will be commercialized in either field as a result of our continued development programs or from joint efforts with any future collaborative partner. The failure to develop safe, commercially viable pharmaceutical or non-pharmaceutical applications for our technology will have a material adverse effect on our business, operating results and financial condition.
We will need to raise additional capital to fund our operations, and our failure to obtain funding on a timely basis would force us to curtail operations.
Developing and testing product candidates that utilize our proprietary peptides requires a substantial amount of capital. To date, we have raised capital primarily through private placements of debt and equity securities. If we are unable to obtain additional funding on a timely basis, we may never obtain the results necessary to commercialize any of our peptides. We will need to raise additional capital to, among other things:
•	initiate our pharmaceutical development programs;

•	commercialize our peptides;

•	continue our research and development activities;

•	finance our general and administrative expenses; and

•	prepare, file, prosecute, maintain, enforce and defend patent and other proprietary rights.
Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, net cash used in operating activities for both the six months ended June 30, 2005 and 2004 was $1.3 million. After giving effect to the proceeds realized from our warrant tender offer of $1.3 million which closed on May 31, 2005, we believe, based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs for the continued pursuit of our non-pharmaceutical programs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:
•	our ability to enter into revenue producing agreements;

•	the progress, expansion and cost of our research and development activities;

•	any future decisions we may make about the scope and prioritization of the programs we pursue;

•	the development of new product candidates or uses for our proprietary peptides;

•	changes in regulatory policies or laws that affect our operations; and

•	competing technological and market developments.

If we raise additional funds by issuing equity securities, further dilution to stockholders may result, and/or new investors could have rights superior to holders of shares of our currently issued and outstanding common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us we would have to cease operations.
We need to enter strategic alliances with third parties to develop, test and produce commercially viable products.
A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with cosmetics, pharmaceutical and biotechnology companies. Although the development of such alliances is one of our objectives, there can be no assurance we will succeed in attracting collaborative partners who can materially assist in the development and commercialization of our peptides. The development of commercially viable products from our technology will likely require the technical collaboration and financial participation from larger companies, to bear part of the costs of pre-clinical, and if required, clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners and those collaborations yield commercially viable products, our receipt of revenues will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of our product candidates will have a material adverse effect on our business, operating results and financial condition.
Because of the specialized nature of our business, the termination of relationships with key scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies, conducting clinical trials and obtaining financing.
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
We face significant competition in our attempts to develop applications for our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. We expect that competition in development of products analogous to our product candidates will intensify. Our competitors may succeed in developing products earlier than we do, entering into successful collaborations before us, obtaining approvals from the FDA and other regulatory agencies for such products before us, or developing products that are more effective than those we develop or propose to develop. The success of any one competitor in these or other manners will have a material adverse effect on our business, operating results and financial condition.
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
Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 29.5% of our outstanding common stock and common stock derivatives as of June 30, 2005. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.
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

PART II – Other Information
ITEM 1. Legal Proceedings
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 28, 2005, we closed the initial closing of a private equity financing, receiving cash of $2.3 million in exchange for issuing 1,548,501 shares of $0.001 par value common stock and warrants to purchase up to 125,000 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.50.
In a second and final closing held on March 2, 2005, we received $175,000 in exchange for 116,667 shares of common stock. We received a total of $2.5 million in this private placement financing in exchange for the issuance of 1,665,168 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The proceeds of this financing are being used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.
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
On May 31, 2005, we closed the tender offer to redeem certain of our outstanding warrants. In this transaction we received proceeds in the amount of $1.3 million, net of $175,500 in transaction costs and issued 4.9 million shares of common stock in exchange for the cancellation of warrants that provided for the purchase of 5.5 million shares of our common stock.
We believe that our current cash and cash equivalents will allow us to execute our business plan for at least the next twelve months; however, these resources will not be adequate for us to pursue the further development of our pharmaceutical related programs.
ITEM 3. Defaults upon Senior Securities
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 11, 2005. At the Annual Meeting there were two matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominee as listed in the proxy statement. The director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal is as follows:
1. To elect one Class II director, to serve until the 2008 Annual Meeting of Stockholders and until his successor is elected and qualified:

Nominee	For	Withheld
John C. Fiddes, Ph.D.	9,894,311	30,140
Jeffrey A. Miller, Ph.D.	9,916,311	8,140
Daniel O. Wilds	9,984,147	30,304
2. To ratify the appointment of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2005:

For	Against	Abstain
9,884,819	23,398	16,234
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)	Exhibits
10.1	David H. Kirske employment agreement dated July 2, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10QSB for the fiscal quarter ended September 30, 2004)

10.2	David Drajeske employment agreement dated August 12, 2004 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10QSB for the fiscal quarter ended September 30, 2004

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
August 12, 2005

Registrant: HELIX BIOMEDIX, INC.
By:	/s/ R. STEPHEN BEATTY
R. Stephen Beatty
President, Chief Executive Officer

Registrant: HELIX BIOMEDIX, INC.
By:	/s/ David H. Kirske
David H. Kirske
Vice President and Chief Financial Officer Principal Financial Officer