Form 10QSB
period 2005-09-30
HELIX BIOMEDIX INC
filed 2005-11-10
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 33-20897-D

HELIX BIOMEDIX, INC.

Delaware (State or other jurisdiction of	91-2099117 (I.R.S. Employer Identification
incorporation or organization)	No.)
22122-20th Avenue SE, Suite 148, Bothell, Washington 98021
(Address of principal executive offices)
(425) 402-8400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares
Class	Outstanding at October 21, 2005
Common Stock, $0.001 par value	20,190,863
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HELIX BIOMEDIX, INC
FORM 10-QSB

Page
PART I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets (unaudited) as of September 30, 2005 and December 31, 2004	1

Condensed Statements of Operations (unaudited) for the period from inception (November 7, 1988) to September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004	2

Condensed Statements of Cash Flows (unaudited) for the period from inception (November 7, 1988) to September 30, 2005 and for the nine months ended September 30, 2005 and 2004	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	15

PART II. Other Information

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. Financial Information
ITEM 1. Financial Statements
HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,522,609	$1,908,028
Prepaid expenses and other current assets	130,861	101,271

Total current assets	3,653,470	2,009,299

Property and equipment, net	189,670	211,716
Patents pending and approved, net	521,952	527,018
Other assets, net	88,019	119,047

Total assets	$4,453,111	$2,867,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,393	$62,053
Accrued expenses	66,927	125,993

Total current liabilities	148,320	188,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,190,514 shares outstanding at September 30, 2005, 13,533,370 shares outstanding at December 31, 2004	20,190	13,533
Additional paid-in capital	23,871,465	20,007,845
Deferred stock compensation	(157,500)	(315,000)
Deficit accumulated during the development stage	(19,429,364)	(17,027,344)

Total stockholders’ equity	4,304,791	2,679,034

Total liabilities and stockholders’ equity	$4,453,111	$2,867,080

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the period from inception (November 7, 1988) to September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004
(Unaudited)

	Inception
	(November 7, 1988)	Three months ended		Nine months ended
	to September 30,	September 30,		September 30,
	2005	2005	2004	2005	2004
Revenue:
Licensing	$286,626	$—	$26,000	$15,000	$92,061
Peptide sales	80,414	40,000	—	80,414	—

Total revenue	367,040	40,000	26,000	95,414	92,061

Operating expenses:
Cost of peptide sales	80,414	40,000	—	80,414	—
Research and development	5,333,265	216,119	212,854	637,250	695,968
Depreciation and amortization	856,388	46,197	41,613	130,966	118,857
Accounting, legal and professional	2,109,617	34,321	59,011	236,488	226,513
Consulting fees	2,850,189	70,209	7,256	119,328	104,627
General and administrative	7,319,057	445,564	555,331	1,325,819	1,279,381

Total operating expenses	18,548,930	852,410	876,065	2,530,265	2,425,346

Loss from operations	(18,181,890)	(812,410)	(850,065)	(2,434,851)	(2,333,285)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—	—	—
Gain on sale of equipment	(6,453)	—	(6,453)	—	(6,453)
Interest expense	1,459,442	—	—	—	—
Interest income	(156,941)	(14,459)	(6,382)	(32,831)	(17,132)

	1,247,474	(14,459)	(12,835)	(32,831)	(23,585)

Net loss	$(19,429,364)	$(797,951)	$(837,230)	$(2,402,020)	$(2,309,700)

Basic and diluted net loss per share		$(0.04)	$(0.06)	$(0.14)	$(0.18)

Weighted average shares outstanding		20,187,724	13,533,370	17,073,030	13,104,859

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the period from inception (November 7, 1988) to September 30, 2005 and for the nine months ended September 30, 2005 and 2004
(Unaudited)

	Inception
	(November 7, 1988)
	to	Nine months ended September 30,
	September 30, 2005	2005	2004
Cash Flows from Operating Activities
Net loss	$(19,429,364)	$(2,402,020)	$(2,309,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	856,568	130,966	118,857
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	3,965,497	185,703	390,967
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Gain on sale of assets	(6,453)	—	(6,453)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(116,151)	(31,090)	8,372
Other assets	(67,400)	—	—
Accounts payable — related party	341,602	—	—
Accounts payable and accrued expenses	224,932	(39,726)	(98,925)

Net cash used in operating activities	(13,218,037)	(2,156,167)	(1,896,882)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	8,900	1,500	7,000
Purchase of property and equipment	(620,100)	(50,301)	(4,479)
Increase in capitalized patents	(654,944)	(22,525)	(33,524)

Net cash used in investing activities	(1,266,154)	(71,326)	(31,003)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable — related party	379,579	—	—
Repayments from notes payable — related party	(163,154)	—	—
Net proceeds from issuance of common stock	12,021,748	2,504,989	2,377,976
Net proceeds from exercise/exchange of stock options and warrants	2,044,236	1,337,085	15,000

Net cash provided by financing activities	18,006,800	3,842,074	2,392,976

Net increase in cash and cash equivalents	3,522,609	1,614,581	465,091
Cash and cash equivalents at beginning of period	—	1,908,028	2,070,906

Cash and cash equivalents at end of period	$3,522,609	$3,522,609	$2,535,997

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The unaudited condensed financial statements of Helix BioMedix, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
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
The Company had approximately $3.5 million in cash and cash equivalents as of September 30, 2005. The Company will require additional sources of capital to support its operations. The Company believes that, based upon the current status of the Company’s product development and collaboration plans, its cash and cash equivalents should be adequate to satisfy its capital needs through the next twelve months.
2. Accounting for Stock Options
The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in measuring compensation costs for its employee stock option plan. The Company discloses proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18.
Had the Company determined compensation cost based on the fair value of stock options on the grant date under SFAS No. 123, its net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss
As reported	$(797,951)	$(837,230)	$(2,402,020)	$(2,309,700)
Add: Stock-based employee compensation expense included in reported net loss	52,500	52,500	157,500	157,500
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(239,623)	(137,455)	(560,114)	(392,459)

Pro forma net loss	$(985,074)	$(922,185)	$(2,804,634)	$(2,544,659)

Net loss per share
As reported	$(0.04)	$(0.06)	$(0.14)	$(0.18)

Pro forma net loss	$(0.05)	$(0.07)	$(0.16)	$(0.19)

Stock-based compensation in total includes options and warrants granted to certain employees and outside consultants. The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. There were 50,000 employee stock options granted and 86,500 non-employee director stock options granted during the third quarter of 2005. There were 440,000 employee stock options granted in the third quarter of 2004. No other options were granted in the periods presented.
The per share weighted-average fair value of stock options granted during 2005 and 2004 was $1.02 and $1.20, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.40%	2.91%	4.40%	2.91%
Expected volatility	110%	110%	110%	110%
Expected life in years	3.0	3.0	3.0	3.0
The calculation of weighted average number of shares outstanding for the three and nine months ended September 30, 2005 and 2004 excludes 2,487,000 and 2,382,000 shares available for issuance upon the exercise of stock options, respectively, and 2,580,744 and 8,417,912 shares available for issuance upon the exercise of warrants, respectively, because the effect on the net loss per share is antidilutive.
3. Stockholders’ Equity
On February 28, 2005, the Company consummated the initial closing of a private equity financing, receiving cash of approximately $2.3 million in consideration of the issuance of 1,548,501 shares of common stock and warrants to purchase up to an additional 125,000 shares of common stock. The warrants have a 5-year term and a per share exercise price of $1.50. In a second and final closing held on March 2, 2005, the Company received an additional $175,000 in consideration of the issuance of 116,667 shares of common stock.
On March 1, 2005, the Company commenced a tender offer to holders of certain of its warrants that were purchased in four private placement financings to exchange their warrants as follows:
•	2001/2002 Warrants (warrants to purchase shares of common stock issued as part of the units described in the private placement memorandum dated May 2001): The Company offered to issue either (a) 0.82 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.25 for each warrant share tendered.
•	2002/2003 Warrants (warrants to purchase shares of common stock issued as part of the units described in the private placement memorandum dated September 2002 and amended December 2002): The Company offered to issue either (a) 0.84 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.25 for each warrant share tendered.
•	2003 Warrants (warrants to purchase shares of common stock issued as part of the units described in the private placement memorandum dated November 2003): The Company offered to issue either (a) 0.37 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.56 for each warrant share tendered.
•	2004 Warrants (warrants to purchase shares of common stock issued as part of the units described in the private placement memorandum dated March 2004): The Company offered to issue either (a) 0.60 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.50 for each warrant share tendered.
On May 31, 2005, the Company closed the tender offer to exchange certain of its outstanding warrants. In this transaction the Company received proceeds in the amount of approximately $1.3 million, net of $175,500 in transaction costs, and issued approximately 4.9 million shares of common stock in exchange for the cancellation of warrants that provided for the purchase of approximately 5.5 million shares of the Company’s common stock.
The proceeds of these offerings will be used to continue ongoing research and development efforts, to fund the Company’s out-licensing initiatives for its peptides and for general corporate purposes.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Purchase Commitment
On February 3, 2005, the Company entered into a one-year purchase commitment to acquire certain peptides from SynPep Corporation for $240,000. All peptides under this agreement are required to be shipped and invoiced before February 6, 2006. As of September 30, 2005, $160,000 remains under the purchase commitment.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
The following discussion should be read in conjunction with our condensed financial statements and the notes to those statements included with this Quarterly Report on Form 10-QSB. In addition to historical information, this report contains forward-looking statements. Words such as “believes,” “anticipate,” “expects” and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Certain Factors That May Affect Our Business and Future Results” in this Quarterly Report. Other factors besides those described in this Quarterly Report could also affect actual results. You should carefully consider the factors in this Item 2 entitled “Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.
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
Business Overview
Our mission is to become an industry leader in developing and commercializing small proteins known as bioactive peptides. We have a proprietary library containing a broad array of these synthetic bioactive peptides. Our expertise and technology allow us to design cost-effective synthetic bioactive peptides to be more powerful than those occurring in nature while having low levels of toxicity. We have created an extensive library of bioactive peptides and have obtained or applied for patents covering potentially hundreds of thousands of these peptides.
All of our projects are currently in the preclinical stage of development. We do not separately track costs associated with our preclinical projects due to the cost burden associated with accounting at such levels of detail and our limited resources. However, the majority of our research and development spending is on the two project categories discussed below. Our business strategy is to complete only the very early stages of development and then out-license the rights to use proprietary peptides in distinct fields of application to third parties. We have developed several peptide sequences in the following two broad areas of application:
•	Skin care — we have developed four peptides capable of stimulating aspects of the skin’s innate ability to regenerate.

•	Pharmaceutical — six of our peptides have demonstrated promising results in the areas of topical anti-infectives and wound healing.
Skin Care:
In 2004, we entered into a joint marketing agreement with Body Blue, Inc., a cosmetic and over-the-counter drug formulator and manufacturer. Under this agreement Body Blue has the exclusive right to market our peptides for skin care based products to specified third parties and, in exchange, we agreed to designate Body Blue as a preferred provider of formulation services with respect to our peptides. Body Blue’s marketing efforts are complemented by our own, independent negotiations and product development initiatives in the areas of anti-aging and anti-acne. Since 2004, Body Blue has initiated ongoing negotiations with several companies to develop products that incorporate our peptides. In September 2005 Body Blue completed its first licensing agreement with our peptides.
Pharmaceutical:
Our pharmaceutical development program is led by HB50 which is a topical anti-infective peptide. Its attributes include broad spectrum activity, lack of resistance induction, cost-effective synthesis, stability and activity against multiply-antibiotic-resistant pathogens. In our preclinical testing of HB50, a gel formulation of this peptide has shown to significantly reduce Staphylococcus aureus bacteria in an abraded skin infection model and in the majority of cases our peptide eradicated this organism. In January 2005, we entered into a memorandum of understanding with Smith and Nephew, a multi-national leader in advanced wound management, to collaborate in the development of HB50 during the preclinical and clinical phases of its development as a topical anti-infective for wound indications.
In addition to our development efforts involving HB50, we are pursuing a wide variety of peptide-based therapeutics which include lipopeptides specifically designed for dermatological applications. We filed patent applications in 2005 on this new class of antimicrobial peptide and we initiated preclinical studies in the area of skin infection. In the area of wound healing, structure activity studies have identified anti-inflammatory and proliferate properties in a number of our lead candidates entering preclinical evaluation.
Due to the early stage of development of each of our peptide sequences in the two broad areas above, we are unable to estimate the total costs and timing to complete development. Additionally, we currently anticipate out-licensing our product candidates and the final development will therefore depend on the efforts of third parties. The timing of entering into ongoing licensing agreements resulting in significant payments to the company is uncertain. Thus, we presently lack the experience necessary to determine the timing of when, if ever, material net cash inflows from out-licensing projects will be expected.
Results of Operations
As of September 30, 2005, our accumulated deficit was approximately $19.4 million. We may continue to incur substantial operational losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has not been material and has resulted from licensing arrangements and limited sales of peptides at cost. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty-bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.
Total revenue for the three months ended September 30, 2005 was $40,000, compared to $26,000 for the same period in 2004. The increase is associated with the sale of peptides at cost to companies that are researching the potential development of products with the inclusion of our peptides.
Total revenue for the nine months ended September 30, 2005 was $95,400, compared to $92,100 for the same period in 2004. Revenue for the nine months ended September 30, 2005 was primarily from the sale of peptides at cost, and for the nine months ended September 30, 2004 revenue was primarily from a single licensing agreement.
Total operating expenses for the three months ended September 30, 2005 were $852,400, compared to $876,100 for the same period in 2004. The decrease in operating expenses from 2004 was primarily attributable to a decrease in stock compensation expense partially offset by bonus compensation paid to certain officers.
Total operating expenses for the nine months ended September 30, 2005 were $2,530,300, compared to $2,425,300 for the same period in 2004. The increase in operating expenses is attributable to the cost of peptides and an increase in employee compensation expense, partially offset by a decrease in stock compensation expense.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the private sales of debt and equity securities. On September 30, 2005, we had cash and cash equivalents of approximately $3.5 million. The increase is attributable to the proceeds that we received from a private equity financing that closed in the first quarter of 2005 and from our tender offer for warrants which closed in the second quarter of 2005.
From February 28, 2005 through March 2, 2005, we consummated a private equity financing pursuant to which we received cash proceeds of approximately $2.5 million in exchange for issuing (i) 1,665,168 shares of common stock and (ii) warrants to purchase up to an additional 125,000 shares of common stock. The warrants have a 5-year term and a per share exercise price of $1.50. On May 31, 2005, we closed our warrant tender offer pursuant to which we (i) cancelled warrants that provided for the purchase of approximately 5.5 million shares of our common stock; (ii) received gross proceeds of approximately $1.5 million; and (iii) issued approximately 4.9 million shares of our common stock. The net proceeds of these financings are being used to continue ongoing research and development efforts and pursue out-licensing initiatives for our lead peptides and for general corporate purposes.
We believe that our current cash and cash equivalents will allow us to execute our business plan for the next twelve months; however, these resources will not be adequate for us to pursue the further development of our pharmaceutical-related programs.
Critical Accounting Policies and Estimates
The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments including those related to revenue recognition, research and development costs and capitalized patent costs. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
•	Revenue Recognition. We have generated limited revenue from licensing fees. We recognize revenue from licensing fees when delivery has occurred and no future obligations exist. Royalties from licensees, if any, are based on third-party sales and recorded as earned in accordance with the contract terms when third-party results are reliably measured and collection is reasonably assured.

•	Research and Development Costs. These costs, including personnel costs, supplies and other indirect research and development costs, are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such collaborative agreements, we expense these items as incurred.

•	Capitalization of Patent Costs. We capitalize the third-party costs associated with filing patents or entering into licenses associated with our underlying technology. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. We apply Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option or warrant if the fair market value of the underlying stock at the time of grant exceeds the exercise price. Our non-employee stock options and warrants are accounted for under Financial Accounting Standards Board (FASB) Standard No. 123 “Accounting for Stock-Based Compensation.” Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.
Recent Accounting Pronouncements
In December 2004, FASB issued Statement Number 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123R on either a modified prospective method or by restating previously issued financial statements. Under the modified prospective method, we would be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We may elect to adopt SFAS 123R by restating previously issued financial statements. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005. We have not completed our evaluation of the effect that SFAS 123R will have on our financial statements, but we believe that the effect will be consistent with the application disclosed in the pro forma disclosures included in the notes to the financial statements.
Certain Factors That May Affect Our Business and Future Results
You should carefully consider the risks described below, together with all other information included in this Quarterly Report on Form 10-QSB, in evaluating our company. If any of the following risks actually occur, our financial condition or operating results could be harmed. In such case, investors may lose part or all of their investment.
We expect to continue to incur substantial losses, and we may never achieve profitability.
We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $2.4 million for the nine months ended September 30, 2005, and we may never become profitable. As of September 30, 2005, we had a deficit accumulated during the development stage of approximately $19.4 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We are seeking to identify lead peptides that demonstrate promise for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.
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
Developing and testing product candidates that utilize our proprietary peptides require a substantial amount of capital. To date, we have raised capital primarily through private placements of debt and equity securities. If we are unable to obtain additional funding on a timely basis, we may never obtain the results necessary to commercialize any of our peptides. We will need to raise additional capital to, among other things:
•	initiate our pharmaceutical development programs;

•	commercialize our peptides;

•	continue our research and development activities;

•	finance our general and administrative expenses; and

•	prepare, file, prosecute, maintain, enforce and defend patent and other proprietary rights.
Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was approximately $2.2 and approximately $1.9 million, respectively. After giving effect to the proceeds of approximately $1.3 million realized from our warrant tender offer which closed on May 31, 2005, and approximately $2.5 million realized from our private placement, we believe that, based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs for the continued pursuit of our non-pharmaceutical programs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:
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
If we raise additional funds by issuing equity securities, further dilution to stockholders may result, and/or new investors could have rights superior to holders of shares of our currently issued and outstanding common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we would have to cease operations.
We need to enter strategic alliances with third parties to develop, test and produce commercially viable products.
A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with cosmetics, pharmaceutical and biotechnology companies. Although the development of such alliances is one of our objectives, there can be no assurance we will succeed in attracting collaborative partners who can materially assist in the development and commercialization of our peptides. The development of commercially viable products from our technology will likely require technical collaboration and financial participation from larger companies to bear part of the costs of pre-clinical, and if required, clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners and those collaborations yield commercially viable products, our receipt of revenues will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of our product candidates would have a material adverse effect on our business, operating results and financial condition.
Because of the specialized nature of our business, the termination of relationships with key scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies, conducting clinical trials and obtaining financing.
The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are highly dependent upon Dr. Timothy Falla, our Vice President and Chief Scientific Officer. Our future success depends, in part, upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, possibly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are unable to attract and retain these individuals on favorable terms, our business may be adversely affected.
We face substantial competition in our product development efforts from pharmaceutical and biotechnology companies, universities and other not-for-profit institutions.
We face significant competition in our attempts to develop applications for our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. We expect that competition in development of products analogous to our product candidates will intensify. Our competitors may succeed in developing products earlier than we do, entering into successful collaborations before us, obtaining approvals from the FDA and other regulatory agencies for such products before us, or developing products that are more effective than those we develop or propose to develop. The success of any one competitor in these or other manners would have a material adverse effect on our business, operating results and financial condition.
We face product liability risks and may not be able to obtain adequate insurance to protect against losses.
The current use of any of our product candidates, including in pre-clinical trials, and the sale of any of our products expose us to liability claims. These claims might be made directly by consumers and healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We intend to expand our insurance coverage to include the sale of commercial products. However, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may be insufficient to cover such claims and our business operations could be impaired.
If we are unable to protect our proprietary rights, we may not be able to compete effectively.
Our success depends in part on obtaining, maintaining and enforcing our intellectual property rights. We believe we own, or have rights under licenses to, issued patents and pending patent applications that are necessary to commercialize certain antimicrobial peptides. However, the patents which we rely on may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary and patented technologies.
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
In addition, it is possible that competitors may infringe upon our patents or successfully avoid them through design innovation. We may initiate litigation to police unauthorized use of our proprietary rights. However, the cost of litigation to uphold the validity of our patents and to prevent infringement could be substantial, and the litigation will consume time and other resources. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Moreover, if a court decides that our patents are not valid, we will not have the right to stop others from using our technologies. There is also the risk that, even if the validity of our patents were upheld, a court may refuse to stop others from using our technologies on the grounds that their activities do not infringe upon our patents. Because protecting our intellectual property is difficult and expensive, we may be unable to prevent misappropriation of our proprietary rights.
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
If a third party claims that we infringe upon its proprietary rights, any of the following may occur:
•	we may become liable for substantial damages for past infringement if a court decides that our technology infringes upon a competitor’s patent;

•	a court may prohibit us from selling or licensing our products without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

•	we may have to redesign our technology or product candidates so that they do not infringe upon others’ patent rights, which may not be possible or could require substantial resources.
If any of these events occurs, our business will suffer and the market price of our common stock will likely decline.
We may be unaware that the use of our technology conflicts with pending or issued patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our antimicrobial peptide technology or antimicrobial peptides may infringe. There could also be existing patents of which we are unaware upon which our antimicrobial peptide technology or antimicrobial peptides may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of the filed foreign patent applications. We may have to participate in interference proceedings involving our issued patents or our pending applications. Participation in these proceedings may be expensive, and there can be no assurance that we would prevail.
Our rights to use peptides and related technologies licensed to us by third parties are not within our control, and we may not be able to implement our antimicrobial peptide technology without these peptides and technologies.
We have licensed patents and other rights which are necessary to our antimicrobial peptide technology and antimicrobial peptides. Our business will significantly suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid. We have licensed several peptide patents and patent applications from the University of British Columbia. These licenses terminate upon the expiration of the last licensed patent and may also be terminated in the event of a material breach.
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
Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 29.7 % of our outstanding common stock and common stock equivalents as of September 30, 2005. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.
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
Our certificate of incorporation, bylaws and stockholder rights agreement contain provisions that could delay or prevent a change in our board of directors and management teams. Among other things, these provisions:
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

ITEM 3. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
There has been no change during the quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
ITEM 5. Other Information
In accordance with the goals articulated by the compensation committee of our board of directors in its report on executive compensation in the 2005 proxy statement in attracting and retaining experienced executive management through incentive compensation programs, effective on September 21, 2005 the compensation committee approved cash bonus compensation to the following executive officers:

Name	Title	Bonus Amount
R. Stephen Beatty	President and Chief Executive Officer	$55,000
Timothy J. Falla, PhD	Vice President and Chief Scientific Officer	$40,000
David H. Kirske	Vice President and Chief Financial Officer	$25,000
In addition, the compensation committee granted to Mr. Kirske incentive stock options to purchase up to 50,000 shares of common stock pursuant to our 2000 stock option plan at an exercise price equal to the closing price of our common stock on the date of grant, which options shall vest over a period of 3 years.
Such bonuses and option grant were awarded in consideration of services rendered for the prior two years after consideration of the officers’ respective contributions during that time and in light of compensation practices at comparable companies in the industry.
On August 11, 2005, the compensation committee determined that individuals who served as members of our board of directors in 2003 had not received the equity compensation for such service to which they were entitled, and, as a result, the compensation committee granted to each of the following individuals non-qualified stock options pursuant to our 2000 stock option plan at an exercise price equal to the closing price of our common stock on the date of grant, which options shall be fully vested and immediately exercisable:

Number of Shares
Name	Subject to Options
Randall L-W. Caudill	15,000
John C. Fiddes	11,250
Jeffery A. Miller	15,000
George A. Murray	15,000
Carlyn Steiner	15,000
Daniel O. Wilds	15,000

ITEM 6. Exhibits

Exhibit Number
(Referenced to
Item 601 of
Regulation S-B)	Exhibit Description
3.1	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-a to the Company’s Form 10-KSB for the year ended December 31, 2000)

3.2	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)

3.3	Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company’s Form 10-KSB for the year ended December 31, 2000)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 10, 2005

HELIX BIOMEDIX, INC.
(Registrant)

By: /s/ R. STEPHEN BEATTY
R. Stephen Beatty
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David H. Kirske
David H. Kirske
Vice President and Chief Financial Officer
(Principal Financial Officer)