Form 10KSB
period 2005-12-31
HELIX BIOMEDIX INC
filed 2006-03-27
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.
(Name of small business issuer in its charter)

Delaware	91-2099117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
22122-20th Avenue Southeast, Suite 148, Bothell, Washington 98021
(Address of principal executive offices)
(425) 402-8400
(Registrant’s telephone number, including area code)
     Securities registered under Section 12(b) of the Exchange Act: Not Applicable
      Securities registered under Section 12(g) of the Exchange Act: None
      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      State issuer’s revenues for its most recent fiscal year. $108,408
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
      As of March 14, 2006, there were 22,788,163 shares of common stock, $0.001 par value, of Helix BioMedix, Inc. issued and outstanding. Based on the closing sales price on June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $24,151,281.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement relating to the registrant’s 2006 Annual Meeting of Stockholders to be held on May 18, 2006 are incorporated by reference into Part III of this Report.
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
FORM 10-KSB

PART I
Forward-Looking Statements
      Our disclosure and analysis in this Annual Report and in the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	statements concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about our product development schedule;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments, and any other sources to meet these requirements;

•	statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.
      Words such as “believes,” “anticipates,” “expects” and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in Item 1, “Business — Certain Factors That May Affect Our Business and Future Results” in this Annual Report. Other factors besides those described in this Annual Report could also affect actual results. You should carefully consider the factors in Item 1, “Business — Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.
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

ITEM 1.	DESCRIPTION OF BUSINESS
Overview
      We were incorporated in Colorado on February 2, 1988, and then on November 1, 2000, we merged into a newly formed Delaware corporation and relocated to Bothell, Washington. Our headquarters and our research and development operations are located in Bothell, Washington, which opened in 2001 and commenced operations in 2002. Our mission is to become an industry leader in developing and commercializing small proteins known as bioactive peptides. Our primary commercial objective is to out-license the rights to use our specific proprietary peptides in distinct fields of application.
      A peptide is a chain of molecules known as amino acids, one of the basic building blocks of all living things. Chains of 2 — 50 amino acids are generally referred to as “peptides,” while much longer amino acid chains are traditionally referred to as “proteins.”
      Naturally occurring bioactive peptides with anti-microbial characteristics play an important role in humans and other vertebrates to defend against the invasion of potentially harmful microbes. These bioactive and anti-microbial peptides are found in a vast array of living organisms, including fish, plants, insects, and mammals. In humans, the expression of these peptides on mucosal surfaces of the respiratory and gastrointestinal tracks as well as by the glands of the skin help combat numerous disease causing viruses, bacteria, protozoa, yeasts, and fungi. In addition, these peptides modulate aspects of inflammation, wound healing and tissue growth.

      Our expertise and technology allow us to design cost-effective synthetic bioactive peptides more powerful than those occurring in nature while having low levels of toxicity. We have created an extensive library of bioactive peptides protected by patents covering over one million of these peptides.
      We specifically modify naturally occurring bioactive peptides to produce peptides with a broader spectrum of therapeutic activity and with improved potency, specificity and toxicity profiles. While our patented bioactive peptides exhibit the same two fundamental characteristics of their naturally occurring counter parts, i.e., defense against infection and stimulation of the healing process, they are carefully engineered to be safely delivered in larger quantities and with more powerful configurations than those provided in nature.
      We believe that our bioactive peptides have important clinical applications as potential topical anti-infective and wound healing agents. We also believe that our peptides have potential for extensive use in non-clinical products in the areas of biocides, animal health, and skin care.
      We are actively pursuing consumer and pharmaceutical out-licensing opportunities for two of our leading bioactive peptide candidates and are evaluating the suitability of several of our other peptide candidates for additional product applications.
      In November 2004, we entered into a joint marketing agreement with Body Blue, Inc., a cosmetic and over-the-counter drug formulator and manufacturer. Under this agreement Body Blue has the exclusive right to market our peptides to specified third parties and, in exchange, we agreed to name Body Blue as a preferred provider of formulation services with respect to our peptides.
Consumer Programs

Anti-acne
      We have developed a peptide capable of combating the bacterium associated with many of the effects of acne such as lesions, inflammation and scaring. Our lead peptide, “HB 64,” in combination with salicylic acid neutralizes bacteria in less than 30 seconds. This peptide has shown in six human panel tests to bring significant benefit to both new and existing anti-acne products. Testing has been conducted by licensees, independent dermatology centers and large cosmetic companies. In all cases, inflammation and lesion count has been reduced, and participants observed significant benefits, within one to three days. HB 64 was launched into two products in 2005 and is anticipated to be launched into additional products in 2006.
      In two human panel tests conducted by DermDx Centers for Dermatology in 2003, HB64 was evaluated for and demonstrated an ability to improve the complexion of panelists with mild to moderate acne.
      The tests were comprised of both patient and physician assessments. At commercially viable peptide concentrations, more than 40% of the patients evidenced an improvement in complexion as determined by physician assessment. Seventy-eight percent of the study participants indicated that our HB64 peptide gel improved their complexion, and 96% of the study participants indicated that the test formulation was equal or superior to other acne products they had previously used.
      Recently our scientists have been able to separate out small peptide sequences present in large natural wound healing peptides that exhibit specific potent bioactivities. These bioactivities include cell proliferation and inflammation reduction. These peptides have potential in skin care applications such as skin firming, wrinkle reduction and scar and redness reduction.

Anti-aging
      We have identified a family of anti-aging peptides exhibiting a range of bioactivities beneficial as lead ingredients in cosmetic products. We believe some of the benefits of these peptides include collagen stimulation, cell proliferation and anti-inflammation. The first peptide in this series, “HB168pal,” has been shown in human panel testing to provide equivalent benefit to that produced by the leading prescription anti-aging product but without the irritation associated with that product. This peptide is anticipated to be included in product launches during 2006.
      HB168pal has proven particularly active in industry-standard assays for anti-wrinkle actives. In the second quarter of 2004, HB168pal was compared to Renovatm, a well-respected industry leader is a currently marketed product approved by the U.S. Food and Drug Administration, or FDA, for reducing fine lines and wrinkles, in a 12-week consumer product test. HB168pal demonstrated equivalence to Renova without the irritation associated with Renova.
      HB168pal reduced the appearance of fine lines and wrinkles around the eyes in 69% of the subjects, with a marked or moderate improvement in 35% of the subjects. These results compare favorably with the results experienced by those using Renova: 69% showed improvement and 27% showed marked or moderate improvement. Of significance, HB168pal produced these results without causing irritation. Irritation is a major concern in the skin care industry. For example, Renova, states on its label that it has been shown to cause such adverse reactions as peeling, redness and dry skin. Over 25% of study participants commented on irritation caused by the use of Renova, yet no subjects reported any of these effects while using HB168pal peptide. The subjects of the trial ranged in age from 40 to 78 (mean age 56).
      Our next generation of anti-aging peptides are focused on Replikines and Combikines which are very small peptides (less then five amino acids in length) that have been developed to singly, or in combination, induce dermal fibroblasts to synthesize collagen. This stimulation is directly related to the natural process that the body uses to regenerate and repair skin damage. We have created a library of such peptides and identified those, through screening, that are best suited for product development due to their potent activity and synergistic properties. In blind analysis, the Replikines and Combikines out performed collagen stimulating peptides currently on the market and we anticipate these peptides to be included in products in 2007.

Oral care
      Oral hygiene is increasingly identified as an important aspect of human health. Our HB64 peptide also appears capable of eliminating bacteria that cause oral decay and odor. An alcohol free mouthwash containing HB64 has been developed which has been shown to eliminate 99.9% of harmful bacteria in less than one minute while having little effect on the organisms that make up the natural bacterial flora of the mouth. This product is currently being presented to several consumer health companies interested in enhancing their oral product lines.

Deodorants
      Our scientists have recently demonstrated that HB64 is capable of neutralizing the organisms responsible for causing body odor. We are conducting feasibility testing for the inclusion of HB64 in existing and new deodorant and antiperspirant products.

Therapeutic Moisturizers
      The inclusion of peptides capable of combating inflammation and the bacteria associated with problem skin has gained the interest of manufacturers and marketers of moisturizers and skin care products. Currently two companies are conducting in-house evaluation of products containing our peptides.

Summary Table of Consumer Programs:*

Approximate Existing
Application	Lead Peptides	Status	Market(1)

Anti-acne	HB 64	Currently licensed in two products	$1.2 billion Global Market
	HB 802	In formulation development for acne and other conditions resulting in redness and inflammation
Anti-aging	HB 168pal	Formulation studies completed and actively pursuing out-licensing opportunities	$1.8 billion US Market
	Replikines, Combikines	These peptides are expected to enter formulation and product development in 2006
Oral care products	HB 64	Formulation studies have been initiated and actively pursuing out-licensing opportunities	$3.1 billion US Market
Deodorant	HB 64	Formulation studies have been initiated and actively pursuing out-licensing opportunities	$2 billion US Market
Therapeutic moisturizer	HB 64	Studies combining HB 64 with currently marketed moisturizers underway	$180 million US Market

(1)	Current market estimates based on market data sources including Euromonitor and public company disclosures by industry participants.
*Note: This table describes our proprietary peptides with pre-clinical and/or clinical evidence of use in commercial product application(s). We have a significant number of peptides in early laboratory testing in order to identify those with the most potential for commercial applications.
Pharmaceutical Programs
      HB50 is our lead topical anti-infective peptide. Its attributes include broad spectrum activity, lack of resistance induction, cost effective synthesis, stability containing our HB50 and activity against multiply-antibiotic-resistant pathogens. In preclinical testing, a gel formulation has shown to significantly reduce the number of Staphylococcus aureus in an abraded skin infection model and in the majority of cases eradicated the organism. This in vivo activity is maintained against methicillin and mupirocin (Bactrobantm) resistant isolates in situations where mupirocin is ineffective. Due to potent activity against multiply-resistant S. aureus, HB50 holds significant potential for the prevention of wound infections. In addition, with activity against other gram-positive bacteria and gram-negative bacteria such as Pseudomonas aeruginosa, HB50 also has application in the areas of burn wounds and dermatology. The worldwide market for topical anti-infectives used in chronic wounds, burn wounds and surgical and trauma wounds is currently estimated at $1.5 billion per year.
      In addition to the focus on HB50, we are advancing a new generation of peptides targeting dermatological applications. We have created a new class of “small molecule peptide” (defined by us as peptides six amino acids in length or less) that have been designed specifically for the acne market. These peptides overcome specific issues of acne such as the ability to work in an oil and serum environment and the ability to kill bacteria deep in a pore. In addition, the peptides have a cost of goods consistent with comparable products in the marketplace. We plan to seek a development partner or to license this application in 2006 or 2007 as additional data becomes available.

      The table below describes our lead pharmaceutical peptides including the application’s status and its associated estimated market size. We also have several additional preclinical applications planned for our pharmaceutical peptides. Animal model testing has demonstrated a proof of concept for our peptides in prevention of sexually transmitted disease, treatment of dermal fungal infections, acceleration of wound healing, and bacterial bio-burden reduction in a model of the cystic fibrosis lung. These programs remain in the early stages of development while the primary focus remains on HB50 and our small molecule programs.
      Summary Table of Pharmaceutical Applications Lead Peptides:*

Approximate Existing
Application	Lead Peptides	Status	Market(1)

Topical Anti-Infective	HB 50	Preclinical	$1.5 billion Global Market
Rx acne	Small molecule	Preclinical	$2.0 billion Global Market
Topical Rx anti-fungal	Small molecule	Research	$665 million US Market
Wound healing	HB107 analogs	Preclinical	$370 million Global Market
Systemic-antibacterial	Small molecule	Research	$12 billion US Market

(1)	Current market estimates based on market data sources including Kalorama Information, Decision Resources and public company disclosures by industry participants.
*Note: In the status column of this table, “Preclinical” indicates evaluation of lead or preferred compounds for safety, pharmacology and proof of efficacy in non-human animal models and “Research” indicates the identification process for compounds for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.
Licensing Activities
      During the third quarter of 2003, we actively initiated our out-licensing efforts with respect to our lead peptides, and in 2004, a substantial amount of resources was dedicated to interacting with companies that are considering the inclusion of our peptides in either existing or prospective products. We identify and develop our licensing opportunities selectively, by “pre-qualifying” potential partners through the following two-stage process:

•	Stage 1 — Preliminary Marketing Package: Initially, our scientific team generates only the minimum in vitro/in vivo data sufficient to provoke further evaluation of our peptides for a specific application or therapy. We disseminate these application-specific, preliminary data packages to relevant pharmaceutical and consumer product companies with potential interest. The objective of distributing these semi-customized, proof-of-concept data packages is to identify partners interested in either: (i) licensing the subject peptide for their own further research; or (ii) entering a co-development process with us to further advance our peptide for its targeted product or therapy.

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
      Our participation in the co-development process will vary materially in each case, depending upon the nature of the product opportunity, the test and formulation data needed to reach an affirmative commercial commitment, and our in-house ability to produce the incremental tests and data required. In some cases, we screen and supply peptides for testing and analysis which are conducted by our prospective partners. In other cases, we may perform reimbursed testing in-house, contract for third-party analysis, or develop a joint evaluation program in collaboration with our partner.
Competition
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
      We are currently aware of several companies that are utilizing peptide-based technologies for antimicrobial applications including: Agennix, Inc., AM Pharma Holdings, Genarea Corporation, Inimex Pharmaceuticals, and Migenix, Inc.
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
Suppliers
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
Intellectual Property Rights
      We have developed a proprietary library containing a broad and diverse array of synthetic bioactive peptides. Our peptide library is the subject of both composition-of-matter and use patents. We believe that the broad claims and early priority dates of our patents and patent applications represent important competitive advantages, and that no other competitor controls such an extensive and diverse peptide library.
      We currently hold eight patents issued in the United States and have applications pending in the United States for an additional five patents. We also have nine issued foreign patents and have applications pending for five additional foreign patents. These patents cover six distinct classes of peptides, comprising more than 100,000 unique peptide sequences. The control of a patent-protected molecule library comprising several structural classes of peptides distinguishes us from our competitors, many of whom are attempting to develop only a single class of peptide for multiple applications. The breadth of this library offers our scientists an exceptionally wide range of options in matching optimal peptides with individual product or therapeutic requirements.
      We rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary technologies and products. We aggressively seek U.S. and international patent protection applicable to our peptide technologies. We also rely on trade secret protection for our confidential and proprietary information and in-license technologies we view as necessary to our business plan. In general, we seek patent protection for composition of matter and broad areas of use for our membrane-disruptive peptides. We believe that our patents and patent applications provide broad and early patent coverage.
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
      In order to obtain approval of a new product from the FDA, we or our collaborators must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture, quality, composition, and labeling of the product in a new drug application or a biologics license application. In most cases, this proof entails extensive laboratory tests and preclinical and clinical trials. This testing, the preparation of necessary applications, the processing of those applications by the FDA and review of the applications by an FDA advisory panel of outside experts are expensive and typically take many years to complete. The FDA may not act quickly or favorably in reviewing these applications, or may deny approval altogether, and we may encounter significant difficulties or costs in our efforts to obtain

FDA approval, which could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approval that could restrict the commercial applications of these products. The FDA may withdraw product approval if we fail to comply with regulatory standards, if we encounter problems following initial marketing or if new safety or other issues are discovered regarding our products after approval. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce or eliminate the period during which we will have the exclusive right to exploit the products or technologies.
      In order to conduct research to obtain regulatory approval for marketing, we or our collaborators must submit information to the FDA in the form of an investigational new drug application. The investigational new drug application must contain, among other things, an investigational plan for the therapy, a study protocol, information on the study investigators, preclinical data, such as toxicology data, and other known information about the investigational compound. An investigational new drug application generally must be submitted by a commercial sponsor who intends to collect data on the safety and efficacy of a new drug or biological product prior to conducting human trials and submitting an application for marketing approval. In certain circumstances, an investigational new drug application may also be submitted which allows physicians to gain an initial understanding of the compound through an expanded access program. Data from expanded access trials can generally be used to support the safety, but not the efficacy, of a product.
      After an investigational new drug application becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I clinical trials, the product is generally tested in a small number of patients or healthy volunteers primarily for safety at one or more doses. In Phase II, in addition to safety, the sponsor typically evaluates the efficacy of the product in a patient population somewhat larger than Phase I clinical trials. In some instances the FDA allows companies to combine Phase I and Phase II clinical trials into a Phase I/II clinical trial. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites and are intended to generate the pivotal data on which a marketing application will be based. The studies must be adequate and well-controlled and otherwise conform to appropriate scientific and legal standards.
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
      Before approving a new drug application or biologics license application, the FDA will also inspect the facilities where the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with current Good Manufacturing Practices, or cGMP. In addition, the manufacture, holding and distribution of a product must remain in compliance with cGMP following approval. Manufacturers must continue to expend time, money and effort in the area of production and quality control and record keeping and reporting to ensure full compliance with those requirements.
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
      In addition to FDA requirements, our manufacturing, sales, promotion, and other activities following product approval are subject to regulation by numerous other regulatory authorities, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services and state and local governments. Among other laws and requirements, our sales, marketing and scientific/educational programs must comply with the Federal Medicare-Medicaid anti-

fraud and abuse statutes and similar state laws. Our pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.
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
      During the fiscal years ending December 31, 2004 and 2005 we expended approximately $915,200 and $834,200, respectively, on our research and development programs.
      To date, we have not incurred any substantial costs to comply with environmental laws or regulations.
Personnel
      As of December 31, 2005, we employed nine personnel, all on a full-time basis, including four employees involved in research. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.
Certain Factors That May Affect Our Business and Future Results
      You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-KSB, in evaluating our company. If any of the following risks actually occur, our financial condition or operating results could be harmed. In such case, investors may lose part or all of their investment.

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
      Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used $2.8 million in operating activities for the twelve months ended December 31, 2005 and $2.5 million in 2004. After giving effect to the private placement of common stock which raised $2.6 million and closed on March 10, 2006, we believe that based upon the current status of our product development and collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

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
      We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $3.3 million for the year ended December 31, 2005, and we may never become profitable. As of December 31, 2005, we had a deficit accumulated during the development stage of approximately $20.3 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the potential for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We are at an early stage of product development and do not yet have commercially marketable products to provide material revenue.
      Although we have been developing our antimicrobial peptide technology since 1988, we remain a development stage company and to date have generated no material revenue from product sales. Our strategic plan contemplates the development of both pharmaceutical and non-pharmaceutical products and applications for our proprietary peptides. However, there can be no assurance that products will be commercialized in either field as a result of continued development programs or from joint efforts with any future collaborative partner. The failure to develop safe, commercially viable pharmaceutical or non-pharmaceutical applications for our technology will have a material adverse effect on our business, operating results and financial condition.

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
      The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are highly dependent upon, R. Stephen Beatty, our President and Chief Executive Officer, and Dr. Timothy Falla, our Vice President and Chief Scientific Officer. Our future success depends, in part, upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, possibly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are unable to attract and retain any of these individuals on favorable terms our business may be adversely affected.

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
      We face significant competition in our attempts to develop applications of our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. We expect that competition in the development of products analogous to our antimicrobial peptide technology to intensify. Our competitors may succeed in developing products earlier than we do, entering into successful collaborations before us, obtaining approvals from the U.S. Food and Drug Administration (FDA) or other regulatory agencies for such products before us, or developing products that are more effective than those we develop or propose to develop. The success of any one competitor in these or other respects will have a material adverse effect on our business, operating results and financial condition.

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
      Our success depends in part on obtaining, maintaining and enforcing our patents and in-licensed and proprietary rights. We believe we own, or have rights under licenses to, issued patents and pending patent applications that are necessary to commercialize our antimicrobial peptides. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary and patented technologies.
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

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, acting in their own best interests and not necessarily those of other stockholders.
      Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 30.5% of our outstanding common stock and common stock equivalents as of December 31, 2005. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.
      This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Future sales of our common stock could negatively affect our stock price.
      If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could decline.
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
      The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenue and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced class action securities litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

Our certificate of incorporation, bylaws and stockholder rights agreement may delay or prevent a change in our management.
      Our amended and restated certificate of incorporation, bylaws and stockholder rights agreement contain provisions that could delay or prevent a change in our board of directors and management teams. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	authorize our board of directors to issue dilutive shares of common stock upon certain events; and

•	provide for a classified board of directors.
      These provisions could make it more difficult for common stockholders to replace members of the board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team.
Executive Officers

Name	Age	Position

R. Stephen Beatty	56	President and Chief Executive Officer
Timothy J. Falla, Ph.D.	40	Vice President and Chief Scientific Officer
David H. Kirske	52	Vice President and Chief Financial Officer
David Drajeske	46	Vice President of Business Development
      R. Stephen Beatty has served as our President and Chief Executive Officer and as a member of our board of directors since May 1999. Prior to joining us, Mr. Beatty established and operated Beatty Finance, Inc., a private financial services company (“Beatty Finance”). Mr. Beatty is currently President and a director of Beatty Finance but does not have day-to-day responsibilities in those capacities. Mr. Beatty holds a B.S. in Mathematics from the University of South Alabama and an M.B.A. from the University of New Orleans.
      Timothy J. Falla, Ph.D. has served as our Vice President and Chief Scientific Officer since June 2001. From 1998 until 2001, Dr. Falla was Principal Scientist with IntraBiotics Pharmaceuticals, Inc. where he led a multi-disciplinary scientific research team focused on antibacterial drug discovery and development. Dr. Falla holds a B.S. in Applied Biology from the University of Wales and a Ph.D. in Molecular Biology and Infectious Disease from Oxford University and the University of Wales.
      David H. Kirske has served as our Vice President and Chief Financial Officer since July 2004. From June 2001 to December 2003, Mr. Kirske served as an independent consultant to several biotechnology companies. From January 1999 to June 2001, he was the Corporate Controller for F5 Networks, Inc., a provider of integrated Internet traffic management solutions. Mr. Kirske was the Corporate Controller and Treasurer for Redhook Ale Brewery, Incorporated, a specialty manufacturer of craft beers, from 1993 to January 1999. He served on the board of directors of FareStart, a not-for-profit entity, from 1999 to 2005. Mr. Kirske holds a B.A. in Business Administration from the University of Puget Sound.

      David Drajeske has served as our Vice President of Business Development since February 2004. Mr. Drajeske previously served as Manager of Business Development for Immunex Corporation from November 2001 until July 2002. From November 1997 until July 2001, Mr. Drajeske served as Senior Manager, Business Development and Alliance Management for Thermogen, Inc. and Medichem Life Sciences. Mr. Drajeske holds an M.S. in Biotechnology from Northwestern University’s Kellogg Center for Biotechnology.
Other Information
      We make available on our website, free of charge, copies of our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing or furnishing the information to the SEC. The Internet address for the information is www.helixbiomedix.com.

ITEM 2.	DESCRIPTION OF PROPERTY
      We maintain our headquarters in Bothell, Washington where we lease approximately 3,000 square feet of laboratory and general administration space. In November 2005, we exercised the option to extend our lease by twelve months and entered into an amended lease, which lease includes an option to extend for an additional twelve months.

ITEM 3.	LEGAL PROCEEDINGS
      None

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
      Our common stock has been quoted on the OTC Bulletin Board under the symbol “HXBM” since 1999. Prior to this date our common stock did not trade publicly. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions, and may not represent actual transactions.

	Year Ended December 31,

	2005		2004

	High	Low	High	Low

First Quarter	$2.05	$1.45	$2.15	$1.27
Second Quarter	$1.75	$1.40	$2.25	$1.77
Third Quarter	$1.50	$0.90	$2.10	$1.50
Fourth Quarter	$1.07	$0.65	$2.00	$1.10
      As of February 28, 2006, we had 914 holders of record and approximately 1,400 beneficial stockholders of our common stock. Such holders include any brokers or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.

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
      For a discussion of forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements in this report, see Part I, “Forward-Looking Statements” and Item 1, “Business — Certain Factors That May Affect Our Business and Future Results.”
Management Discussion and Analysis Overview
      In Management’s Discussion and Analysis or Plan of Operation we explain the financial condition, changes in financial condition and results of operations of our company, including, among other things:

•	an overview of our business;

•	results of operations and why those results are different from prior years; and

•	the capital resources that we currently have and possible sources of additional funding for future capital requirements.
Business Overview
      Our mission is to become an industry leader in developing and commercializing small proteins known as bioactive peptides. We have a proprietary library containing a broad array of these synthetic bioactive peptides. All of our projects are currently in the preclinical stage of development. We do not separately track costs associated with our preclinical projects due to the cost burden associated with accounting at such levels of detail and our limited resources. However, the majority of our research and development spending is on the two projects discussed below. Our business strategy is to develop and out-license the rights to use proprietary peptides in distinct fields of application to third parties. We have developed several peptide sequences in two broad areas of application which consist of:

•	Skin care — we have developed a number of peptides capable of stimulating aspects of the skin’s innate ability to regenerate.

•	Pharmaceutical — our peptides have demonstrated promising results in the areas of topical anti-infectives and wound healing.
      Due to the early stage of development of each of our peptide sequences in the two broad areas above, we are unable to estimate the total costs and timing to complete development. Additionally, we currently anticipate out-licensing our product candidates and the final development will depend on the efforts of third parties. The timing of us being able to enter into any licensing agreements resulting in significant payments to us is uncertain. Thus we lack the experience necessary to determine when material cash flows from our projects will materialize, if at all.
Results of Operations
      As of December 31, 2005, our accumulated deficit was approximately $20.3 million. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our working capital in recent years has resulted from equity financings. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into revenue generating out-license arrangements. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Years Ended December 31, 2005 and December 31, 2004
      Revenue for the year ended December 31, 2005 was $108,400 compared to $93,700 in the prior year, an increase of 15.7%. The increase in revenue is primarily attributable to peptide sales, at cost. Revenues in 2006 will be dependent on our ability to enter into collaborative and licensing arrangements with third parties.
      Cost of sales for the year ended December 31, 2005 was $84,300 compared to no cost of sales in 2004. This is attributable to the sale of peptides to two customers in 2005.
      Research and development expenses were $834,200 for the year ended December 31, 2005 compared to $915,200 in the prior year, a decrease of 8.9%. The decrease is primarily attributable to the costs of certain external studies conducted in 2004 which were not conducted in 2005.
      Depreciation and amortization expenses were $175,100 for the year ended December 31, 2005 compared to $160,600 in the prior year, an increase of 9.0%. The increase is primarily attributable to additional equipment purchased in 2005 to support our research and development efforts.
      Accounting, legal, and professional expenses were $300,900, for the year ended December 31, 2005 compared to $312,600 in the prior year, a decrease of 3.7%. The decrease is attributable to lower professional fees in 2005. Consulting fees were $133,500 for the year ended December 31, 2005 compared to $128,000 in the prior year, an increase of 4.3%. The increase in consulting fees is associated primarily with additional services required in 2005 relating to the implementation of a new financial reporting system.
      General and administrative expenses were $1.9 million for the year ended December 31, 2005 compared to $1.7 million in the prior year, an increase of 11.0%. The increase in general and administrative expenses is primarily attributable to costs associated with bonuses paid to certain officers in 2005 in consideration of services rendered for the two prior years.
      Interest income was $46,100 for the year ended December 31, 2005 compared to $22,100 for the prior year, an increase of 108.6%. The increase in interest income was primarily due to higher levels of cash invested during 2005 compared to 2004.

Years Ended December 31, 2004 and December 31, 2003
      Revenue for the year ended December 31, 2004 was $93,700 compared to $88,500 in the prior year, an increase of 5.9%. The increase in revenue was primarily attributable to the receipt of fees associated with a scientific service arrangement.
      Research and development expenses were $915,200 for the year ended December 31, 2004 compared to $844,500 in the prior year, an increase of 8.4%. The increase reflected the continued efforts to further our skin care and pharmaceutical programs.
      Depreciation and amortization expenses were $160,600 for the year ended December 31, 2004 compared to $205,100 in the prior year, a decrease of 21.7%. The decrease was primarily attributable to the sale of laboratory equipment in 2004. The equipment was sold because it was no longer compatible with current laboratory systems.
      Accounting, legal, and professional expenses were $312,600 for the year ended December 31, 2004 compared to $257,200 in the prior year, an increase of 21.5%. The increase was attributable to additional accounting services provided during 2004.

      Consulting fees were $128,000 for the year ended December 31, 2004 compared to $189,100 in the prior year, a decrease of 32.3%. The decrease in consulting fees was associated with the expiration of various consulting agreements in 2004.
      General and administrative expenses were $1.7 million for the year ended December 31, 2004 compared to $1.8 million in the prior year, a decrease of 5.6%. The decrease in general and administrative expenses was primarily attributable to a decrease in stock compensation expense incurred in 2003 from warrants and variable options granted to certain corporate officers. Stock compensation expense was $461,100 for the year ended December 31, 2004 compared to $662,000 in the prior year.
      Interest income was $22,100 for the year ended December 31, 2004 compared to $16,500 for the prior year, an increase of 34.3%. The increase in interest income was primarily due to higher levels of cash invested during 2004 compared to 2003.
Liquidity and Capital Resources
      Since inception, we have financed our operations primarily through the private sale of debt and equity securities. On March 3, 2006, we announced that we closed a private equity financing, receiving cash of $2,383,000 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00.
      In a second closing held on March 10, 2006, we received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrant to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00. We received a total of $2,598,000 million in this private placement financing for 2,598,000 million shares of common stock and detachable warrants for the purchase of an additional 259,800 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.
      On February 28, 2005, we announced that we closed the initial closing of a private equity financing, receiving cash of $2.3 million in exchange for 1,548,501 shares of common stock and warrants to purchase up to 125,000 additional shares of common stock. The warrants have a 5-year term and a per share purchase price of $1.50. In a second closing held on March 2, 2005, we received $175,000 in exchange for 116,666 shares of common stock. We received a total of $2.5 million in this private placement financing for 1,665,167 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The net proceeds of the offering are being used to continue ongoing research and development efforts, out-licensing initiatives and for general corporate purposes.
      On March 1, 2005, we commenced a tender offer to holders of certain of our warrants that were purchased in four private placement financings to exchange their warrants as follows:

•	2001/2002 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated May 2001) We offered to issue either (a) 0.82 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2002/2003 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated September 2002, and amended December 2002) We offered to issue either (a) 0.84 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2003 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated November 2003) We offered to issue either (a) 0.37 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.56 for each warrant share tendered.

•	2004 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated March 2004) We offered to issue either (a) 0.60 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.50 for each warrant share tendered.
      On May 31, 2005, we closed the tender offer to exchange certain of our outstanding warrants. In this transaction, we received proceeds in the amount of approximately $1.3 million, net of $175,500 in transaction costs, and issued approximately 5.0 million shares of common stock in exchange for the cancellation of warrants that provided for the purchase of approximately 5.5 million shares of our common stock.
      The proceeds of these offerings will be used to continue ongoing research and development efforts, to fund the out-licensing initiatives for our peptides and for general corporate purposes.
      We will need to raise additional capital in order to grow our business operations. As of December 31, 2005 we had cash and cash equivalents of $2.8 million, compared to $1.9 million as of December 31, 2004. Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. Based on our current operating plan, we estimate that existing cash and cash equivalents will be sufficient to meet our cash requirements through 2006 based on current expense levels. We will need substantial additional funding to further develop our existing programs and initiate our pharmaceutical program. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing.
      Our future capital requirements depend on many factors including:

•	the ability to attract collaborative agreement partners;

•	the ability to generate revenue under licensing agreements; and

•	the costs of filing, prosecuting, enforcing, and defending patents, patent applications, patent claims, and trademarks.
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
Critical Accounting Policies and Estimates
      The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to revenue recognition and research and development costs. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

•	Revenue Recognition. Since inception, we have generated limited revenue from licensing fees. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. We recognize revenue from non-refundable, up front license fees and proceeds from the assignment of technology when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These items include personnel costs, supplies, and other indirect costs and costs associated with collaborative agreements, are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, costs are expensed the earlier of when amounts are due or when services are performed.

•	Capitalization of Patent Costs. We capitalize the third party costs associated with filing patents or entering into licenses associated with our underlying technology. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option or warrant if the fair market value of the underlying stock at the time of grant exceeds the exercise price. Our non-employee options and warrants are accounted for under Financial Accounting Standards Board (FASB) No. 123, “Accounting for Stock-Based Compensation.” Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted SFAS 123R as of January 1, 2006, on a modified prospective method. Under the modified prospective method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Management has completed its evaluation of the effect that SFAS 123R will have, and believes the effect will be consistent with the application disclosed in its pro forma disclosures.

ITEM 7.	FINANCIAL STATEMENTS

Index to Financial Statements	Page

Report of KPMG LLP, Independent Registered Public Accounting Firm	25
Report of Prior Independent Registered Public Accounting Firm	26
Balance Sheets as of December 31, 2005 and 2004	27
Statements of Operations for the years ended December 31, 2005 and December 31, 2004 and for the period from inception (November 7, 1988) to December 31, 2005	28
Statements of Stockholder’s Equity (Deficit) for the period from inception (November 7, 1988) to December 31, 2005	29
Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004 and for the period from inception (November 7, 1988) to December 31, 2005	34
Notes to Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Director and Stockholders
Helix BioMedix, Inc.
      We have audited the accompanying balance sheets of Helix BioMedix, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from November 7, 1988 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity (deficit), and cash flows for the period November 7, 1988 (inception) to December 31, 2005 include amounts for the period from November 7, 1988 (inception) to December 31, 1988 and for each of the years in the thirteen-year period ending December 31, 2001, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 7, 1988 through December 31, 2001, is based solely on the report of other auditors.
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
      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period November 7, 1988 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Seattle, Washington
March 20, 2006

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

/s/ COMISKEY & COMPANY
PROFESSIONAL CORPORATION
Denver, Colorado
February 1, 2002

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,827,959	$1,908,028
Accounts receivable	18,988	10,200
Inventory	35,316	—
Prepaid expenses and other current assets	101,363	91,071

Total current assets	2,983,626	2,009,299

Property and equipment:
Machinery and equipment	448,883	395,739
Furniture and fixtures	14,627	14,627
Leasehold improvements	28,215	28,215

	491,725	438,581
Less: accumulated depreciation	(323,662)	(226,865)

Property and equipment, net	168,063	211,716

Other assets:
Deposits	10	10
Antimicrobial technology, net	37,322	48,431
Licensing agreements, net	47,011	50,606
Patents pending and approved, net	505,908	547,018

	590,251	646,065

Total assets	$3,741,940	$2,867,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,993	$62,053
Accrued expenses	166,366	125,993

Total current liabilities	224,359	188,046

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,190,514 shares outstanding at December 31, 2005: 13,533,370 shares outstanding at December 31, 2004	20,190	13,533
Additional paid-in capital	23,906,974	20,007,845
Deferred stock compensation	(105,000)	(315,000)
Deficit accumulated during the development stage	(20,304,583)	(17,027,344)

Total stockholders’ equity	3,517,581	2,679,034

Total liabilities and stockholders’ equity	$3,741,940	$2,867,080

The accompanying notes are an integral part of the financial statements

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2005 and 2004 and
for the Period from Inception (November 7, 1988) to December 31, 2005

	Inception	For the Years Ended
	(November 7, 1988)	December 31,
	to December 31,
	2005	2005	2004

Revenue	$380,034	$108,408	$93,661

Operating expenses:
Cost of peptide sales	84,338	84,338	—
Research and development	5,530,246	834,231	915,157
Depreciation and amortization	900,558	175,136	160,578
Accounting, legal and professional	2,174,024	300,895	312,561
Consulting fees	2,864,379	133,518	128,006
General and administrative	7,896,853	1,903,615	1,715,196

Total operating expenses	19,450,398	3,431,733	3,231,498

Loss from operations	(19,070,364)	(3,323,325)	(3,137,837)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—
Gain on sale of equipment	(6,453)	—	(6,453)
Interest expense	1,459,442	—	—
Interest income	(170,196)	(46,086)	(22,110)

	1,234,219	(46,086)	(28,563)

Net loss	$(20,304,583)	$(3,277,239)	$(3,109,274)

Basic and diluted net loss per share		$(0.18)	$(0.23)

Weighted average shares outstanding		17,858,807	13,290,408

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years ended December 31, 2005 and 2004 and
for the Period from Inception (November 7, 1988) to December 31, 2005

	Common Stock
			Additional		Stock		Stockholders’
	Number of		Paid-In	Deferred	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

Initial capitalization on November 7, 1988	1,000,000	$66,486	$—	$—	$—	$—	$66,486
Restated for recapitalization of the private company	(370,000)	—	—	—	—	—	—
Reverse acquisition of Helix BioMedix, Inc. by Cartel Acquisitions, Inc. on March 20, 1989	151,262	855,292	—	—	—	—	855,292
Issuance of stock for current or prior services:

	Per Share
Period	Amount

December 1992	$2.50	5,600	14,000	—	—	—	—	14,000
May 1993	$5.00	8,000	40,000	—	—	—	—	40,000
December 1993	$2.50	9,490	23,724	—	—	—	—	23,724
March 1998	$1.00	4,900	4,900	—	—	—	—	4,900
December 1998	$1.00	3,100	3,100	—	—	—	—	3,100
September 1999	$0.70	40,000	28,000	—	—	—	—	28,000
September 1999	$1.25	73,215	91,519	—	—	—	—	91,519

		144,305	205,243	—	—	—	—	205,243
Issuance of stock for settlement of debt or account payable:

	Per Share
Period	Amount

May 1993	$5.00	4,000	20,000	—	—	—	—	20,000
September 1993	$2.50	184,000	460,000	—	—	—	—	460,000
April 1995	$2.50	41,732	104,331	—	—	—	—	104,331
April 1995	$2.41	80,000	192,943	—	—	—	—	192,943
September 1995	$2.50	14,731	36,828	—	—	—	—	36,828
September 1997	$1.00	110,976	110,976	—	—	—	—	110,976
December 1997	$2.50 $1.00	326,785	780,025	—	—	—	—	780,025
March 1998	$1.00	3,100	3,100	—	—	—	—	3,100
June 1998	$1.00	1,395	1,395	—	—	—	—	1,395
September 1998	$1.00	2,500	2,500	—	—	—	—	2,500
September 1999	$1.25	2,000	2,500	—	—	—	—	2,500

		771,219	1,714,598	—	—	—	—	1,714,598
Fractional shares issued in connection with 1 for 500 reverse split		29	—	—	—	—	—	—

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
Issuance of stock for cash:

		Common Stock
				Additional		Stock		Stockholders’
	Per Share	Number of		Paid-In	Deferred	Subscription	Accumulated	Equity
Period	Amount	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

March & December 1994	$2.50	16,000	40,000	—	—	—	—	40,000
April 1995	$2.50	4,800	12,000	—	—	—	—	12,000
March 1998	$1.00	10,000	10,000	—	—	—	—	10,000

		30,800	62,000	—	—	—	—	62,000
Issuance of common stock as consideration in cooperative endeavor agreement, in November 1995		10,000	25,000	—	—	—	—	25,000
Issuance of stock options in 1995		—	—	137,400	—	—	—	137,400
Issuance of stock for cash in private placement, during July-September 1999, at $0.70 per share, net of offering costs of $107,195		2,890,643	1,916,255	—	—	—	—	1,916,255
Escrow of stock for consulting agreement, in September 1999, at $0.70 per share		—	42,000	—	(42,000)	—	—	—
Compensation and deferred compensation recorded for options granted, in December 1999		—	—	50,875	(44,000)	—	—	6,875
Deferred compensation for stock awards in December 1999		—	87,225	—	(87,225)	—	—	—
Stock and options issued for services in January 2000		1,250	3,125	4,500	—	—	—	7,625
Amortization of deferred compensation costs		—	—	—	21,000	—	—	21,000
Retirement of share issued in December 1999		(250)	(313)	—	—	—	—	(313)
Shares issued and options vested in connection with employment agreements, March 2000		267,445	700,000	—	41,306	—	—	741,306
Director shares and options issued:

	Per Share
Period	Amount

March 2000	$4.05	7,747	18,399	12,976	—	—	—	31,375
June 2000	$3.17	8,750	16,953	10,828	—	—	—	27,781
September 2000	$4.61	8,750	24,063	16,297	—	—	—	40,360

		25,247	59,415	40,101	—	—	—	99,516

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Common Stock
			Additional		Stock		Stockholders’
	Number of		Paid-In	Deferred	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

Revaluation of deferred compensation and options vested in connection with employment agreement in June 2000	—	(27,919)	33,784	16,396	—	—	22,261
Options vested in connection with employment agreement, shares issued for services, and revaluation of options due to suspension of exercise date, in September 2000	41,000	2,313	85,000	51,012	—	—	138,325
Options issued in connection with two consulting agreements, in October 2000	—	—	100,000	(75,000)	—	—	25,000
Directors shares and options issued in September 2000, at $2.36 per share	8,659	13,259	7,197	—	—	—	20,456
Options vested in connection with employment agreements, and shares issued for services, in September 2000	4,987	8,104	4,613	43,511	—	—	56,228
Compensation adjustment to variable plan options in December 2000	—	—	(83,828)	—	—	—	(83,828)
Exercise of options at $1.00 per share	45,000	112,500	(67,500)	—	—	—	45,000
Exercise of option at $0.50 per share	600	1,500	(1,200)	—	—	—	300
Adjustment to par value stock for Delaware re-incorporation	—	(5,841,061)	5,841,061	—	—	—	—
Amortization of deferred compensation	—	—	—	75,000	—	—	75,000
Issuance of stock for services, in October 2001, at $2.00 per share	25,000	25	49,975	—	—	—	50,000
Issuance of stock for licensing arrangement October 2001, at $0.75 per share	97,500	98	73,027	—	—	—	73,125
Compensation adjustment for options and warrants in 2001	—	—	328,310	—	—	—	328,310
Value of detachable warrants issued with convertible notes payable	—	—	216,100	—	—	—	216,100

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Common Stock
			Additional		Stock		Stockholders’
	Number of		Paid-In	Deferred	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

Net loss for the period from inception on November 7, 1988 to December 31, 2001	—	—	—	—	—	(7,560,663)	(7,560,663)

Balance at December 31, 2001	5,144,696	5,145	6,819,415	—	—	(7,560,663)	(736,103)
Issuance of common stock for services rendered, at $0.80 per share on November 21, 2002	18,000	18	14,382	—	—	—	14,400
Conversion of convertible notes payable into equity, at $1.00 per share Principle	3,082,500	3,083	3,079,417	—	—	—	3,082,500
Accrued interest	231,180	231	230,949	—	—	—	231,180

	8,476,376	8,477	10,144,163	—	—	(7,560,663)	2,591,977
Private placement of common stock (with common stock warrants equal to 60%), at $1.00 per share, September to December 2002	1,560,000	1,560	1,558,440	—	(135,000)	—	1,425,000
Compensation adjustments for warrants in 2002	—	—	440,331	—	—	—	440,331
Value of detachable warrants issued with convertible notes payable	—	—	512,452	—	—	—	512,452
Net loss for the year	—	—	—	—	—	(3,161,904)	(3,161,904)

Balance at December 31, 2002	10,036,376	10,037	12,655,386	—	(135,000)	(10,722,567)	1,807,856
Exercise of warrants at $1.00 per share	80,500	81	80,419	—	—	—	80,500
Private placement of common stock (with common stock warrants, equal to 60%) at $1.00 per share, net of issuance costs, January to March 2003	2,172,494	2,172	2,159,213	—	—	—	2,161,385
Deferred stock compensation, net	—	—	630,000	(525,000)	—	—	105,000
Proceeds from warrant exchange at $0.50 per warrant	—	—	1,176,550	—	—	—	1,176,550
Repayment of subscription receivable	—	—	—	—	135,000	—	135,000
Options and warrants issued for services						663,407	663,407
Net loss for the year	—	—	—	—	—	(3,195,503)	(3,195,503)

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Common Stock
			Additional		Stock		Stockholders’
	Number of		Paid-In	Deferred	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

Balance at December 31, 2003	12,289,370	12,290	17,364,975	(525,000)	—	(13,918,070)	2,934,195
Exercise of warrants at $0.25 per share	60,000	60	14,940	—	—	—	15,000
Private placement of common stock (with common stock warrants equal to 35% at $2.00 per share, net of issuance cost), March to May 2004	1,184,000	1,183	2,346,793	—	—	—	2,347,976
Proceeds from 2003 warrant exchange at $0.50 per warrant	—	—	30,000	—	—	—	30,000
Deferred stock compensation	—	—	—	210,000	—	—	210,000
Options issued for services	—	—	251,137	—	—	—	251,137
Net loss for the year	—	—	—	—	—	(3,109,274)	(3,109,274)

Balance at December 31, 2004	13,533,370	13,533	20,007,845	(315,000)	—	(17,027,344)	2,679,034
Exercise of warrants issued for services at $1.00 per share	16,050	16	(16)	—	—	—	—
Warrant Exchange, net	4,960,918	4,961	1,332,124	—	—	—	1,337,085
Proceeds from 2005 Private Placement, net	1,665,167	1,665	2,478,324	—	—	—	2,479,989
Deferred stock compensation and stock and stock options issued for services	15,009	15	88,697	210,000	—	—	298,712
Net loss for the year	—	—	—	—	—	(3,277,239)	(3,277,239)

Balance at December 31, 2005	20,190,514	$20,190	$23,906,974	$(105,000)	$—	$(20,304,583)	$3,517,581

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2005 and 2004 and
For the Period from Inception (November 7, 1988) to December 31, 2005

	Inception	For the Years Ended
	(November 7, 1988)	December 31,
	to December 31,
	2005	2005	2004

Cash Flows from Operating Activities
Net loss	$(20,304,583)	$(3,277,239)	$(3,109,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900,738	175,136	160,578
Amortization of debt discount	728,552	—	—
Stock-based compensation costs	4,078,506	298,712	461,137
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Gain on sale of assets	(6,453)	—	(6,453)
Changes in operating assets and liabilities:
Accounts receivable	(10,288)	(10,288)	—
Inventory	(35,316)	(35,316)	—
Prepaid expenses and other current assets	(95,353)	(10,292)	(33,271)
Other assets	(67,400)	—	29,396
Accounts payable — related party	341,602	—	—
Accounts payable	60,327	(4,060)	5,761
Accrued expenses	240,644	40,373	(23,468)

Net cash used in operating activities	(13,884,844)	(2,822,974)	(2,515,594)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	8,900	1,500	7,400
Purchase of property and equipment	(622,943)	(53,144)	(4,479)
Increase in capitalized patents	(654,944)	(22,525)	(43,181)

Net cash used in investing activities	(1,268,997)	(74,169)	(40,260)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable — related party	379,579	—	—
Repayments from notes payable — related party	(163,154)	—	—
Issuance of stock and warrants for cash, net	14,040,984	3,817,074	2,392,976

Net cash provided by financing activities	17,981,800	3,817,074	2,392,976

Net increase in cash and cash equivalents	2,827,959	919,931	(162,878)
Cash and cash equivalents at beginning of period	—	1,908,028	2,070,906

Cash and cash equivalents at end of period	$2,827,959	$2,827,959	$1,908,028

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
for the Period from Inception (November 7, 1988) to December 31, 2005

Note 1.	Summary of Significant Accounting Policies
Description of Entity
      Helix BioMedix, Inc. was originally formed under the laws of the state of Colorado on February 2, 1988 under the name Cartel Acquisitions, Inc. On March 20, 1989, the Company acquired 100% of the outstanding shares of Helix BioMedix, Inc., a Louisiana corporation (“BioMedix of Louisiana”), in exchange for 151,262 shares of the Company’s common stock. Cartel Acquisitions, Inc. acquired the shares of BioMedix of Louisiana from Helix International Corporation (“Helix”). BioMedix of Louisiana was incorporated on November 7, 1988 as a separate corporate entity from Helix International, Inc. to develop therapeutic biopharmaceuticals for animal and human health care. On November 1, 2000, the Company incorporated, as a wholly owned subsidiary, Helix BioMedix, Inc., in the state of Delaware (“Helix-Delaware”) for the purpose of merging into Helix-Delaware, with Helix-Delaware as the surviving corporation. This merger is reflected in the accompanying financial statements with an effective date of December 29, 2000.
      Unless otherwise noted, all references herein to the “Company” refer to Helix BioMedix, Inc., a Delaware corporation, and its predecessors.
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
      Prior to September 1999, the Company’s research and development activities were constrained by patent related uncertainties and by limited working capital, with most of its financing during that time being advanced by its majority shareholder. In September 1999, the Company raised $2.0 million in an equity private placement through the sale of approximately 2.9 million common shares and stock purchase warrants.
      Shortly thereafter, the Company entered into various employment and consulting agreements and a restructuring of the board of directors occurred. The Company granted various compensatory options and share issuances to employees and consultants during the fourth quarter of 1999 and the year 2000.
      During 2001, the Company raised approximately $2.0 million in a private placement of convertible debt and detachable common stock warrants. The Company relocated its corporate headquarters from Louisiana to Bothell, Washington, leasing both office and laboratory facilities in the new location. The Company also hired research and administrative personnel, assembled a Scientific Advisory Board and entered into a license agreement with the University of British Columbia.
      During 2002, the Company amended the terms of its 2001 private placement of debt. Among other changes, the notes were amended to require automatic conversion into shares of common stock in the event of an equity financing of at least $1.5 million by December 31, 2002. The Company raised an additional $1.1 million through the first half of 2002 by issuing notes with detachable warrants under the amended private placement of debt. Beginning in September 2002, the Company began an equity financing consisting of a private placement of common stock, with detachable warrants equal to 60% of the common stock investments, raising a total of $1.56 million by year end. This amount included $135,000 of stock subscriptions receivable. The convertible notes and accrued interest totaling $3,313,680 were converted into

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
3,313,680 shares of common stock at a per share price of $1.00 on December 31, 2002. As a continuation of the September 2002 equity financing and under the same terms, the Company raised an additional $2.2 million through March 31, 2003.
      In December 2003, the Company initiated a warrant exchange program pursuant to which holders of certain warrants issued by the Company in October 1999 and expiring on October 18, 2004 and having a per share exercise price of $3.25 could exchange such warrants for new warrants that (i) expire on October 31, 2006; (ii) provide for cashless exercises; and (iii) reduce the per share exercise price from $3.25 to $2.25. Consideration for the exchange was $0.50 per warrant share and surrender of the old warrants prior to December 26, 2003. The exchange program generated net proceeds to the Company of $1.2 million.
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
      In a second closing held on March 2, 2005, the Company received $175,000 in exchange for 116,666 shares of common stock. The Company received a total of $2.5 million in this private placement financing for 1,665,167 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock.
      On March 1, 2005, the Company commenced a tender offer to holders of certain of its warrants that were purchased in four private placement financings to exchange their warrants as follows:

•	2001/2002 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated May 2001) The Company offered to issue either (a) 0.82 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2002/2003 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated September 2002, and amended December 2002) The Company offered to issue either (a) 0.84 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2003 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated November 2003) The Company offered to issue either (a) 0.37 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.56 for each warrant share tendered.

•	2004 Warrants: (warrants to purchase shares of our common stock issued as part of the units described in our private placement memorandum dated March 2004) The Company offered to issue either (a) 0.60 shares for each warrant share tendered; or (b) 1.0 share for each warrant share tendered upon payment of $0.50 for each warrant share tendered.
      On May 31, 2005, the Company closed the tender offer to exchange certain of its outstanding warrants. In this transaction the Company received proceeds in the amount of approximately $1.3 million,

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
net of $175,500 in transaction costs, and issued approximately 5.0 million shares of common stock in exchange for the cancellation of warrants that provided for the purchase of approximately 5.5 million shares of the Company’s common stock.
      On March 3, 2006, the Company closed a private equity financing, receiving cash of $2,383,000 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00.
      In a second closing held on March 10, 2006, the Company received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrant to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00. The Company received a total of $2,598,000 million in this private placement financing for 2,598,000 million shares of common stock and detachable warrants for the purchase of an additional 259,800 shares of common stock.
      The proceeds of these offerings will be used to continue ongoing research and development efforts, to fund the Company’s out-licensing initiatives for its peptides and for general corporate purposes.
      Management believes progress has been made with respect to the licensing of the Company’s peptide technology and business development efforts. However, the Company’s cost to license its peptide technology and conduct its business development efforts and other operating activities have exceeded its revenues each year since inception. Also, the Company’s net cash used in operations has exceeded its cash generated from operations for each year since its inception. For example, the Company used $2.8 million of cash in operating activities for the year ended December 31, 2005 and $2.5 million in 2004. Based upon the private placement and warrant offering discussed above and the current status of the Company’s product development and collaboration plans, its cash and cash equivalents should be adequate to satisfy the Company’s capital needs through 2006. However, additional funding through equity securities or other means will be necessary to meet the Company’s cash requirements beyond 2006 if significant licensing revenue is not achieved.
Use of Estimates
      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
Cash Equivalents
      The Company considers all highly liquid debt instruments with a maturity at date of purchase of three months or less to be cash equivalents. The Company regularly maintains cash balances in excess of the FDIC insured limitation of $100,000. As of December 31, 2005 the Company’s cash balances exceeded the FDIC insured limit by $2.7 million.
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

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Intangibles
      Acquired patents and costs for issued patents, consisting primarily of legal fees, are capitalized. Amortization is taken on the straight-line method over the life of the patents of 17 to 20 years.
      Antimicrobial technology, which was purchased in conjunction with the patents, has been capitalized at the basis of the debt issued for it. This technology is being amortized ratably over twenty years.
Impairment of Long-Lived Assets
      Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in the Company’s business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. No impairment of long-lived assets has been recognized in the accompanying financial statements.
Revenue Recognition
      The Company has generated limited revenue from licensing fees. Revenue is recognized from licensing fees when delivery has occurred and no future obligations exist. Royalties from licensees, if any, are based on third-party sales and recorded as earned in accordance with the contract terms when third-party results are reliably measured and collection is reasonably assured.
Research and Development
      Research and development costs, including personnel costs, supplies and other indirect costs and costs associated with collaborative agreements, are expensed as incurred.
Income Taxes
      Deferred income taxes are provided based on the estimated future tax effects of carry forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carry forwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Primary temporary differences relate to net operating loss carryforwards and research and development credit carryforwards, which are subject to a full valuation allowance.
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

	December 31,

	2005	2004

Outstanding options	2,592,000	2,426,166
Outstanding warrants	2,580,744	7,952,369
Fair Value of Financial Instruments
      The fair value of all reported assets and liabilities representing financial instruments (none of which is held for trading purposes) approximate the carrying values of such instruments due to their short-term maturity.
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
      Had the Company determined compensation cost for employees based on the fair value of stock options on the grant date under SFAS No. 123, net loss and net loss per share would have been the pro forma amounts indicated below:

	Year Ended December 31,

	2005	2004

Net loss
As reported	$(3,277,239)	$(3,109,274)
Add: Stock-based employee compensation expense included in reported net loss	210,000	210,000
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(724,898)	(543,726)

Pro forma net loss	$(3,792,137)	$(3,443,000)

Net loss per share
As reported	$(0.18)	$(0.23)

Pro forma net loss	$(0.21)	$(0.26)

      Stock-based compensation in total includes options and warrants granted to certain employees and outside consultants. The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. There were 50,000 employee stock options granted and 195,000 non-employee director stock options granted during the year ended 2005.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The per share weighted-average fair value of stock options granted during 2005 and 2004 was $1.38 and $1.35, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,

	2005	2004

Expected dividend yield	0%	0%
Risk-free interest rate	4.29%	3.50%
Expected volatility	100%	110%
Expected life in years	6.25	3.0
Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company adopted SFAS 123R as of January 1, 2006, on a modified prospective method. Under the modified prospective method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Management has completed its evaluation of the effect of SFAS 123R and believes the effect will be consistent with the application disclosed in the Company’s pro forma disclosures.

Note 2.	Notes Payable
      In June 2001, the Company commenced the sale of 6% unsecured promissory notes. The notes had an initial maturing date of May 31, 2002 at which time the holder had the option of converting principal and interest to stock. The offering of promissory notes included warrants to purchase common shares initially having a total value of 25% of the principal amount of the notes based on a per share purchase price of the lower of either (a) $1.50 per share or (b) the per share price of the next equity offering. The warrants have a term of ten years. As of December 31, 2001, the Company raised proceeds of $1,980,000 and had recorded $216,100 in paid in capital from the issuance of related common stock purchase warrants, which is considered a debt discount. The effective interest rate on the outstanding promissory notes, when compared to the valuation of the common stock purchase warrant incentives and debt issue cost, was 16.9% for the year ended December 31, 2001.
      In March 2002, the Company amended the terms of the existing debt offering as follows: (a) the offering size was increased from $2.77 million to $3.5 million; (b) the maturity date of the notes was extended to December 31, 2002; (c) the notes were amended to require conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million (the “subsequent financing”) on or before December 31, 2002; and (d) the warrant coverage was increased to a minimum of 35% of the principal amount in the event the subsequent financing was completed before August 31, 2002; 40% in the event the subsequent financing was completed before December 31, 2002; and 45% in the event the subsequent financing was completed after December 31, 2002. Purchasers prior to the date of the offering changes were given an opportunity to rescind their agreement and obtain a refund of principal plus accrued interest or accept the revised terms. Refunds for approximately $55,000 were subsequently made. During the year ended December 31, 2002, the Company raised an additional $1,157,500 from the convertible debt offering. As noted below, the Company also raised $1.56 million in an equity financing as of December 31, 2002. Accordingly, the convertible notes,

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
totaling $3,082,500, together with the related accrued interest of $231,180, were converted into 3,313,680 shares of common stock, at a per share price of $1.00, on December 31, 2002.
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

Note 3.	Identifiable Intangible Assets
      Identifiable intangible assets which are included in other assets, consisted of the following as of December 31, 2005 and 2004:

	2005	2004

Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents pending and approved	834,301	811,776

	1,117,879	1,095,354
Less accumulated amortization	(527,638)	(449,299)

Identifiable intangible assets, net	$590,241	$646,055

      Scheduled amortization charges from identifiable assets as of December 31, 2005 are as follows:

	Antimicrobial	Licensing	Patents Pending
Year	Technology	Agreements	and Approved	Total

2006	$11,109	$3,595	$64,175	$78,879
2007	11,109	3,595	64,175	78,879
2008	11,109	3,595	64,175	78,879
2009	3,995	3,595	64,175	71,765
2010	—	3,595	64,175	67,770
Thereafter	$—	$29,036	$185,033	$214,069

Note 4.	Stockholders’ Equity
Preferred Stock
      The board of directors (“the board”) may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the board may deem advisable. As of December 31, 2005, no preferred series shares had been designated by the board.
Stock Split
      On December 29, 1993, the Company underwent a 1-for-500 reverse stock split. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Stockholder Rights Agreement
      On August 15, 2003, the board approved the adoption of a Stockholder Rights Agreement pursuant to which all of the Company’s stockholders as of September 15, 2003 (the “record date”) received rights to purchase shares of a new series of Preferred Stock. The rights will be distributed as a non-taxable dividend and will expire ten years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the common stock. If a person acquires 15 percent or more of common stock, all rights holders, except the buyer, will be entitled to acquire the Company’s common stock at a discount. The effect will be to discourage acquisitions of more than 15 percent of the Company’s common stock without negotiations with the board.
Options
      On December 15, 2000, the stockholders of the Company approved the Helix BioMedix 2000 Stock Option Plan (“the 2000 Plan”). A total of 5,400,000 of the Company’s authorized and unissued common shares are reserved for issuance under the 2000 Plan as of December 31, 2005. The 2000 Plan is to be administered by non-employee directors who shall be authorized to grant stock options to the Company’s employees, consultants and directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with an option to repurchase, upon termination of an optionee’s employment, up to 10,000 shares acquired by the optionee through the exercise of options granted thereunder at the then-current fair market value of such shares. As of December 31, 2005, options to purchase 45,000 shares in the aggregate had been exercised under the 2000 Plan. All such exercises occurred in 2000. As of December 31, 2005, 2,763,000 shares remained available for grant.
      A summary of activity for options for the years ended December 31, 2005 and 2004 is as follows:

	Options Outstanding

		Weighted
		Avg. Exercise
	Number of	Price Per
	Shares	Share

Balance at December 31, 2003	1,777,000	$1.15
Granted	810,000	$1.80
Exercised	—	—
Canceled	(160,834)	$1.39

Balance at December 31, 2004	2,426,166	$1.35
Granted	245,000	$1.66
Exercised	—	—
Cancelled	(79,166)	$1.38

Balance at December 31, 2005	2,592,000	$1.38

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable

		Weighted Avg.	Weighted Avg.		Weighted Avg.
	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Price Per Share	Outstanding	Term	Per Share	Exercisable	Per Share

$0.70	165,500	4.59 years	$0.70	165,500	$0.70
$1.00	899,000	6.50 years	$1.00	731,000	$1.00
$1.48-$1.50	668,750	6.53 years	$1.50	618,750	$1.50
$1.65-$2.00	858,750	7.53 years	$1.81	538,885	$1.81

Total	2,592,000	6.73 years	$1.38	2,054,135	$1.34

      As of December 31, 2004, there were 1,549,608 options exercisable at a weighted average per share exercise price of $1.30.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Common Stock Purchase Warrants
      Information concerning outstanding common stock purchase warrants is set forth below:

	December 31,

	2005			2004

			Wghtd.			Wghtd.
	Number	Price range	Avg.	Number	Price range	Avg.

Warrants issued to employees and non-employees for services	1,723,669	$0.25-$6.00	$1.54	2,087,954	$0.25-$6.00	$1.54
Exercised	(10,000)	$1.00	$1.00	(60,000)	$0.25	$0.25
Expired/Cancelled	—	—	—	(304,285)	$1.00-$1.50	$1.34
Remaining warrants issued in connection with 1999 equity financing	—	—	—	2,890,643	$3.25	$3.25
Expired 2004	—	—	—	(477,543)	$3.25	$3.25
Exchanged	—	—	—	(2,413,100)	$2.25	$2.25
Remaining warrants issued in connection with 2003 warrant exchange	2,413,100	$2.25	$2.25	2,413,100	$2.25	$2.25
Exchanged in the 2005 Warrant Exchange	(2,266,850)	$2.25	$2.25
Remaining warrants issued in connection with 2001 convertible debt financing	1,153,000	$1.00	$1.00	1,153,000	$1.00	$1.00
Exchanged in the 2005 Warrant Exchange	(845,000)	$1.00	$1.00
Remaining warrants issued in connection with 2002 and 2003 equity financings	2,248,200	$1.00	$1.00	2,248,200	$1.00	$1.00
Exercised	(12,000)	$1.00	$1.00
Exchanged in the 2005 Warrant Exchange	(1,977,600)	$1.00	$1.00
Warrants issued in connection with 2004 equity financing	414,400	$2.00	$2.00	414,400	$2.00	$2.00
Exchanged in the 2005 Warrant Exchange	(385,175)	$2.00	$2.00
Warrants issued in connection with 2005 equity financing	125,000	$1.50	$1.50

Total outstanding warrants	2,580,744	$0.25-$6.00	$1.47	7,952,369	$0.25-$6.00	$1.55

Stock Offerings
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
      On February 28, 2005, the Company closed the initial closing of a private equity financing, receiving cash of $2.3 million in exchange for 1,548,501 shares of common stock and warrants to purchase up to 125,000 shares of common stock. The warrants have a 5-year term and a per share purchase price of $1.50.
      In a second closing held on March 2, 2005, the Company received $175,000 in exchange for 116,666 shares of common stock. The Company received a total of $2.5 million in this private placement financing for 1,665,167 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock.
      On May 31, 2005, the Company closed a tender offer to redeem certain of its outstanding warrants. In this transaction the Company received proceeds of $1.3 million, net of $175,500 in transaction costs, and issued 5.0 million shares of common stock in exchange for the cancellation of warrants that provided for the purchase of 5.5 million shares of common stock.
      On March 3, 2006, the Company closed a private equity financing, receiving cash of $2,383,000 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00.
      In a second closing held on March 10, 2006, the Company received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrants to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00. The Company received a total of $2,598,000 million in this private placement financing for 2,598,000 million shares of common stock and detachable warrants for the purchase of an additional 259,800 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.
401(k) Plan
      Effective June 30, 2005, the Company implemented a defined contribution plan which includes a matching contribution from the Company which totaled $28,351 and $0, respectively, in 2005 and 2004.
Employee Equity Compensation Costs
      In 2003, certain employment contracts previously approved by the board of directors resulted in a compensation charge of $386,920, as they granted variable options. In December 2003, the Company revised substantially all agreements to fix the option terms. Remaining deferred compensation related to these options totaled $105,000 at December 31, 2005.
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

Note 5.	Income Taxes
      Significant components of the Company’s gross deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004

Gross deferred tax assets (liabilities):
Net operating loss carry forwards	$5,109,400	$4,194,800
Research and development credits	97,400	116,200
Stock compensation	669,300	567,800
Accrued expenses	14,700	21,400

Gross deferred tax assets	5,890,800	4,900,200
Less valuation allowance	(5,877,400)	(4,873,000)

Net deferred tax assets	13,400	27,200
Deferred tax liabilities
Fixed and Intangible Assets	(13,400)	(27,200)

Net deferred tax assets/liabilities	$—	$—

      Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2005 and 2004, a full valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased $1,004,400 for the year ended December 31, 2005. The increase in the deferred tax assets in 2005 was primarily the result of increasing net operating loss carry forwards during the year.
      At December 31, 2005, the Company has federal net operating loss carry forwards of approximately $15.0 million for income tax reporting purposes and research and development tax credit carryforwards of approximately $97,400. The decrease in research and development tax credit carryforwards is the result of these credits beginning to expire in 2005. The Company’s ability to utilize the carry forwards may be limited in the event of an ownership change as defined in current income tax regulations.

Note 6.	Related Party Transactions
      The Company has entered into certain contractual agreements as follows:

(a)	With University of British Columbia
      The Company entered into a License Agreement (“License”) with the University of British Columbia (“UBC”) commencing October 1, 2001 (the “Commencement Date”) whereby UBC granted to the Company an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The License terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the License, unless terminated earlier in accordance with the terms of the License. Dr. Robert E.W. Hancock, Ph.D., a member of the Company’s Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
related methods of use. The License extends to the Company’s affiliates. In exchange for the exclusive, worldwide license granted under the License, the Company agreed to pay UBC a royalty of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000 upon the 5th anniversary, $20,000 upon the 6th anniversary, and $25,000 upon the 7th and all subsequent anniversaries of the Commencement Date. Minimum royalties begin in 2006. As called for by the License, the Company has issued to UBC or its assigns 97,500 shares of the Company’s common stock, options to purchase up to 152,500 common shares at $1.50 per share, and $61,391 in cash, such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The options have a term of ten years and were fully vested upon grant. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees.

(b)	With Katz-Miller Ventures, LLC
      Katz-Miller Ventures, LLC (“Katz-Miller”) is a former consultant to the Company. The principal members of Katz-Miller are Ralph Katz and Jeffrey Miller. Mr. Katz is a former director of the Company and Mr. Miller is a current director of the Company. The Company first entered into a consulting agreement with Katz-Miller on October 1, 1999. In May 2001, the Company entered into an Amended and Restated Consulting Agreement with Katz-Miller. The Amended and Restated Consulting Agreement modifies the terms of compensation for services rendered under the prior agreement by providing for a cash payment of $80,000, a short term loan of $80,000, and issuance of warrants to purchase shares of common stock as follows: (i) up to 50,000 at $1.50 per share; (ii) up to 50,000 at $3.00 per share; (iii) up to 50,000 at $4.50 per share; and (iv) up to 50,000 at $6.00 per share. All warrants were fully vested upon issuance and will expire on June 30, 2011. In the aggregate under the consulting agreements described in this paragraph, the Company has paid Katz-Miller $80,000, and issued Katz-Miller 280,000 shares of its common stock and 200,000 warrants as described above. The Company did not pay any consideration under the consulting agreements described in this paragraph in 2004 or 2005. See also “Ralph Katz,” below.

(c)	With Dunsford Hill Capital Partners, Inc.
      Dunsford Hill Capital Partners, Inc. (“Dunsford Hill”) is owned and controlled by Randall L-W. Caudill, Ph.D. Dr. Caudill also serves as a Director of the Company. Dunsford Hill provides consulting services to the Company on strategic, management and financial issues. The Company first entered into a consulting agreement with Dunsford Hill in October 2000. Under this agreement, the Company issued to Dunsford Hill a warrant to purchase up to 80,000 shares of common stock at $1.50 per share, which was fully vested upon grant. This warrant expires on November 27, 2011. The original consulting agreement has been amended and extended by subsequent agreements which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement with Dunsford Hill, the Company paid additional compensation in the form of warrants to purchase an aggregate of up to 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. These warrants were fully vested upon grant, and expire on May 30, 2011. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to make cash payments totaling $72,000 payable in installments and issue warrants to purchase up to 50,000 shares of common stock at the lower of $1.50 or the price of the next equity financing; a warrant to purchase 50,000 shares of common stock at $1.00 per share was issued to Dunsford Hill in accordance with this provision, and was fully vested upon issuance. This warrant expires on August 15, 2012. The Company paid $22,500 to Dunsford Hill under the Second

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Amended and Restated Consulting Agreement described in this paragraph in 2004, and did not pay any consideration under the agreements described in this paragraph in 2005.

(d)	With Paisley Group, LLC
      Carlyn J. Steiner, who served as a member of the Company’s board of directors from December 2000 until April 2004, controls the activities of the Paisley Group, LLC. The Paisley Group has provided the Company with financial consulting services, including consulting in conjunction with the Company’s 2001 private placement of convertible debt and detachable common stock warrants. The Company first entered into a consulting agreement with the Paisley Group in October 2000. Under this agreement, the Company issued to the Paisley Group a warrant to purchase up to 80,000 shares of common stock at $1.50 per share, which was fully vested upon grant. This warrant expires on November 27, 2011. The original consulting agreement has been amended and extended by subsequent agreements which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement with the Paisley Group, the Company agreed to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. These warrants were fully vested upon grant, and expire on May 30, 2011. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to cash payments totaling $72,000 payable in installments and warrants to purchase an up to 100,000 shares of common stock at the lower of $1.50 or the price of the next equity financing; a warrant to purchase 100,000 shares of common stock at $1.00 per share was issued to the Paisley Group in accordance with this provision, and was fully vested upon issuance. This warrant expires on August 15, 2012. The Company paid $22,500 to the Paisley Group under the Second Amended and Restated Consulting Agreement described in this paragraph in 2004, and did not pay any consideration under the agreements described in this paragraph in 2005.

(e)	With Robert E.W. Hancock, Ph.D.
      On June 18, 2001, the Company entered into a consulting agreement with Dr. Robert E.W. Hancock, Ph.D. Under this agreement, Dr. Hancock was engaged to serve as a member of the Company’s Scientific Advisory Board for a period of three years, as an expert consultant in the area of antimicrobial peptides. Additionally, under this agreement Dr. Hancock was engaged to assist the Company in its efforts to license certain intellectual property from the University of British Columbia. Dr. Hancock is the lead investigator and inventor of the UBC patents and patent applications. The Company entered into a license agreement with UBC in October 2001, as described above. Pursuant to the June 18, 2001 agreement, the Company paid $2,000 to Dr. Hancock for each month of services thereunder, or $86,000 in the aggregate, $24,000 of which was paid for services provided in 2004. Also pursuant to this agreement, the Company granted Dr. Hancock warrants to purchase: (i) up to 10,000 shares of common stock at $1.50 per share, which warrant expires on June 19, 2011; (ii) up to 10,000 shares of common stock at $1.00 per share, which warrant expires on June 1, 2012; (iii) up to 10,000 shares of common stock at $1.00 per share, which warrant expires on June 1, 2013; and (iv) a warrant to purchase up to 250,000 shares of common stock at $1.50 per share, which warrant expires on June 18, 2011 and was issued in consideration for Dr. Hancock’s efforts in connection with the execution of the agreement with UBC described above. Each warrant to purchase up to 10,000 shares described in this paragraph was fully vested upon grant, and the warrant to purchase up to 250,000 shares has vested in full.
      On January 17, 2005, the Company entered into a entered into a new agreement with Dr. Hancock under which he serves on the Scientific Advisory Board and in a consulting capacity. This agreement terminates on December 31, 2008 unless terminated earlier in accordance with its terms. It may be

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
terminated at any time by either party on 10 days’ written notice. Pursuant to this agreement, the Company agreed to pay Dr. Hancock $2,000 per month for each month of services provided in 2005, and paid Dr. Hancock $24,000 for those services. Also pursuant to this agreement, the Company granted Dr. Hancock an option to purchase up to 30,000 shares of common stock at $1.85 per share. This option vests quarterly in equal installments over a three-year period, commencing January 18, 2005, and the option expires on January 18, 2015.

(f)	With Ralph Katz
      Ralph Katz served on the Company’s board of directors from December 2000 until his resignation in May 2002. From October 2002 through March 2004 the Company engaged Mr. Katz as a consultant to provide professional services in the areas of strategic and financial planning. In return for services performed, he was issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share, which was fully vested upon issuance. This option expires on October 1, 2012.
      In August 2004, the Company engaged Mr. Katz to provide advice regarding financing initiatives, to identify and develop out-licensing opportunities and to design and implement an investor relations program. Pursuant to that agreement Mr. Katz was granted an option to purchase up to 75,000 shares of common stock, with an exercise price of $1.80; 25,000 shares thereunder were fully vested upon grant, and 50,000 vested one year later. This option expires on August 12, 2009. In addition to the foregoing and in connection with the same services, Mr. Katz was granted an option to purchase up to 25,000 shares of common stock at $2.00 per share, which was fully vested upon grant. This option expires on March 17, 2009. No consideration was paid to Mr. Katz under the agreement described in this paragraph in 2005.

(g)	Employment Agreements
      As of December 31, 2005, the Company had employment contracts with four executive officers. The Company entered into a three-year employment contract with R. Stephen Beatty as President and Chief Executive Officer, commencing July 1, 2003. Pursuant to the agreement, Mr. Beatty receives an annual base salary in the amount of $285,000, and was issued an option to purchase up to 324,000 shares of common stock at $1.00 per share, vesting in six equal installments on January 1, 2004, July 1, 2004, January 1, 2005, July 1, 2005, January 1, 2006, and July 1, 2006. This option expires on June 30, 2013. Pursuant to the agreement, he was also issued a warrant to purchase up to 60,000 shares of common stock at $0.25 per share, which he has since exercised in full. Upon termination of the employment relationship by the Company without cause or by Mr. Beatty with good reason (each as defined in the employment agreement), the Company is obligated to pay to Mr. Beatty any unpaid annual base salary, any amount due but not paid under any of our incentive compensation plans, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of the employment relationship, and monthly severance payments equivalent to six (6) months’ base salary.
      The Company entered into a three-year employment agreement with Dr. Timothy Falla, its Chief Scientific Officer, commencing July 1, 2003. Pursuant to the agreement Dr. Falla receives an annual base salary in the amount of $215,000, and was issued an option to purchase 180,000 shares of common stock at $1.00 per share, vesting in six equal installments on January 1, 2004, July 1, 2004, January 1, 2005, July 1, 2005, January 1, 2006, and July 1, 2006. This option expires on June 30, 2013. Pursuant to the agreement, he was also issued a warrant to purchase up to 50,000 shares of common stock at $0.25 per share. This warrant is exercisable so long as Dr. Falla is an employee of the Company. Upon termination of the employment agreement by the Company without cause or by Dr. Falla for good reason (each as defined in the employment agreement), the Company is obligated to pay to Dr. Falla any unpaid annual base salary, any amount due but not paid under any of our incentive compensation plans, earned but

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)
unused vacation and bonuses due, if any, for services already performed to the effective date of termination of employment, and monthly severance payments equivalent to three (3) months’ base salary.
      Effective as of July 1, 2004 the Company entered into an employment letter agreement with David Kirske, its Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. Kirske is paid an annual base salary in the amount of $150,000. Also pursuant to this agreement, Mr. Kirske was granted an option to purchase 180,000 shares of common stock at $1.80 per share, vesting every six months, in six equal installments, with the first installment vesting on December 31, 2004. This option expires on August 12, 2014. Upon termination of the employment relationship under this agreement by the Company without cause (as defined in the letter agreement) during the first three years of Mr. Kirske’s employment under the letter agreement, the Company is obligated to pay to Mr. Kirske monthly severance payments equivalent to six (6) months’ base salary.
      Effective as of July 1, 2004 the Company entered into an employment letter agreement with David Drajeske, its Vice President of Business Development. Pursuant to the agreement, Mr. Drajeske is paid an annual base salary equal to $150,000, and received a $25,000 signing bonus. Also pursuant to this agreement, Mr. Drajeske was granted an option to purchase 180,000 shares of common stock at $1.80 per share, vesting every six months, in six equal installments, with the first installment vesting on December 31, 2004. This option expires on August 12, 2014. Upon termination of the employment relationship under this agreement by the Company without cause (as defined in the letter agreement), the Company is obligated to pay to Mr. Drajeske monthly severance payments equivalent to six (6) months base salary.

Note 7.	Supplemental Disclosure of Cash Flow Information

	Inception
	(November 7,
	1988) to	Years Ended
	December 31,	December 31,

	2005	2005	2004

Deferred stock compensation	$525,000	—	$—
Stock issued to acquire patents	66,486	—	—
Debt issued to acquire technology	200,000	—	—
Bridge loans outstanding at acquisition	200,000	—	—
Patent costs included in accounts payable	99,859	—	—
Accounts payable converted to notes	704,559	—	—
Accrued interest converted to notes	403,453	—	—
Notes converted to equity	4,722,048	—	—
Accrued interest converted to equity	231,180	—	—
Detachable warrants issued with notes payable	728,552	—	—
Issuance of stock for services provided	14,400	—	—
Purchase of property included in accrued expenses	224,458	—	—
Stock subscription receivable	135,000	—	—
Cash paid for interest	105,430	—	—
Accounts receivable from sale of equipment	10,200	—	10,200

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.	Long Term Leases
      The Company leases office and laboratory space under an operating lease expiring in November 2006. Rent expense including operating costs for the years ended December 31, 2005 and 2004 was $59,253 and $46,784, respectively. The future minimum lease payment required under the lease obligation for 2006 is $59,015.

Note 9.	License Agreement
      The Company entered into a License Agreement (“License”) with the University of British Columbia (“UBC”) commencing October 1, 2001, (the “Commencement Date”), whereby UBC granted to the Company an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The License terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the License, unless terminated earlier in accordance with the terms of the License. Dr. Robert E.W. Hancock, Ph.D., a member of the Company’s Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The License extends to the Company’s affiliates. In exchange for the exclusive, worldwide license granted under the License, the Company agreed to pay UBC a royalty of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000 upon the 5th anniversary, $20,000 upon the 6th anniversary, and $25,000 upon the 7th and all subsequent anniversaries of the Commencement Date. Minimum royalties begin in 2006. As called for by the License, the Company has issued to UBC or its assigns 97,500 shares of the Company’s common stock, options to purchase up to 152,500 common shares at $1.50 per share, and $61,391 in cash, such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The options have a term of ten years and were fully vested upon grant. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 8A.	CONTROLS AND PROCEDURES
      As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
      There has been no change during the quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION
      We entered into a First Amendment to Lease dated as of December 6, 2005 with Teachers Insurance and Annuity Association of America, Inc. as landlord, which extended the term of our lease to the property described above in Item 2, “Description of Property” to November 30, 2006, with one option to renew for a further 12 months. The future minimum lease payment required under the lease obligation for 2006 is $59,015.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      Certain information required by this Item is contained in part in the section captioned “Proposal No. 1 — Election of Directors” in the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 18, 2006, and such information is incorporated herein by reference.
      The remaining information required by this Item is set forth in Part I of this report under Item 1, “Business — Executive Officers.”

ITEM 10.	EXECUTIVE COMPENSATION
      Certain information required by this Item is incorporated by reference from the information contained in the section captioned “Compensation of Executive Officers” of the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Certain information required by this Item is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

Securities Authorized For Issuance Under Equity Compensation Plans
      The following table lists our equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance as of December 31, 2005:

			Number of Securities
		Weighted-average	Remaining Available for Future
	Number of Securities to Be	Exercise Price of	Issuance under Equity
	Issued Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,592,000	$1.38	2,763,000
Equity compensation plans not approved by security holders(1)	2,580,744	$1.47	—

Total	5,172,744	$1.42	2,763,000

(1)	Consists of warrants to purchase common stock issued to certain employees and consultants in connection with services rendered and to certain shareholders in connection with financing activities.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated by reference from the information contained in the sections captioned “Certain Relationships and Related Transactions” of the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

ITEM 13.	EXHIBITS

Exhibit
No.	Description and Location

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)
3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-a to the Company’s Form 10-KSB for the year ended December 31, 2000)
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)
3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company’s Form 10-KSB for the year ended December 31, 2000)
10.1	R. Stephen Beatty Employment Agreement dated July 1, 2001 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.2	Tim Falla Employment Agreement dated June 15, 2001 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.3	Helix BioMedix, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)
10.4	Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and Tim Falla (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-KSB for the year ended December 31, 2003)

Exhibit
No.		Description and Location

10.5		Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and R. Stephen Beatty (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.6		Letter Agreement dated May 19, 2003 between the Company and Parker Sroufe (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.7		Separation Agreement and Release dated November 26, 2003 between the Company and Kerry Palmer (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.8		Amendment to Employment Agreement dated December 10, 2003 between the Company and Timothy Falla (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.9		Amendment to Employment Agreement dated December 10, 2003 between the Company and R. Stephen Beatty (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.10		Employment Agreement between David H. Kirske dated July 2, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2004)
10.11		Employment Agreement between David Drajeske dated August 12 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2004)
10.12		TPI Licensing Agreement dated September 5, 2001 (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.13		University of British Columbia License Agreement dated October 1, 2001 (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.14		Amended and Restated Consulting Agreement between the Company and Dunsford Hill Capital Partners dated May 30, 2001 (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.15		Second Amended and Restated Consulting Agreement between the Company and Dunsford Hill Capital Partners dated August 15, 2002 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)
10.16		Hancock Consulting Agreement dated June 18, 2001 (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.17		Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001 (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10	.17(a)	First Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated December 6, 2005
10.18		Rights Agreement dated August 21, 2003 (incorporated by reference from Exhibit 10.27 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.19		Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference from Exhibit 10.28 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.20		License Agreement between the Company and E.I. du Pont de Nemours dated March 9, 2004 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated March 16, 2004)
10	.21*	Joint Marketing Agreement between the Company and Body Blue Inc. dated November 2, 2004 (incorporated by reference from Exhibit 10.21 to the Company’s Form 10-KSB for the year ended December 31, 2004)

Exhibit
No.		Description and Location

10	.21(a)*	First Amendment to Joint Marketing Agreement between the Company and Body Blue Inc. dated February 13, 2006
14.0		Code of Ethics adopted August 11, 2003 (incorporated by reference from Exhibit 14.0 to the Company’s Form 10-KSB for the year ended December 31, 2003)
31.1		Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2		Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1		Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2		Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item is incorporated by reference from the information contained in the section captioned “Principal Accountant Fees and Services” of the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX BIOMEDIX, INC. (Registrant)

By: /s/ R. Stephen Beatty R. Stephen Beatty President, Chief Executive Officer (Principal Executive Officer)	By: /s/ David H. Kirske David H. Kirske Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 27, 2006	Date: March 27, 2006
POWER OF ATTORNEY
      Each person whose signature appears below hereby constitutes and appoints R. Stephen Beatty, his or her true and lawful attorney-in-fact and agent, with full power to act, and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. STEPHEN BEATTY R. Stephen Beatty	President, Chief Executive Officer and Director	March 27, 2006

/s/ RANDALL L-W. CAUDILL, Ph.D. Randall L-W. Caudill, Ph.D.	Director	March 27, 2006

/s/ RICHARD M. COHEN Richard M. Cohen	Director	March 27, 2006

/s/ JOHN C. FIDDES, PH.D. John C. Fiddes, Ph.D.	Director	March 27, 2006

/s/ JEFFREY A. MILLER, PH.D. Jeffrey A. Miller, Ph.D.	Director	March 27, 2006

/s/ GEORGE A. MURRAY George A. Murray	Director	March 27, 2006

/s/ BARRY L. SEIDMAN Barry L. Seidman	Director	March 27, 2006

/s/ DANIEL O. WILDS Daniel O. Wilds	Director	March 27, 2006