Form 10QSB
period 2006-03-31
HELIX BIOMEDIX INC
filed 2006-05-11
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at May 3, 2006
Common Stock, $0.001 par value	22,788,863
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HELIX BIOMEDIX, INC.
FORM 10-QSB

PART I. Financial Information
ITEM 1. Financial Statements
HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,704,879	$2,827,959
Inventory	151,555	35,316
Prepaid expenses and other current assets	97,120	120,351

Total current assets	4,953,554	2,983,626

Property and equipment, net	179,591	168,063
Patents pending and approved, net	489,864	505,908
Other assets, net	80,667	84,343

Total assets	$5,703,676	$3,741,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$150,453	$57,993
Accrued expenses	87,306	166,366

Total current liabilities	237,759	224,359

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,788,514 shares outstanding at March 31, 2006, 20,190,514 shares outstanding at December 31, 2005	22,788	20,190
Additional paid-in capital	26,569,981	23,906,974
Deferred stock compensation	—	(105,000)
Deficit accumulated during the development stage	(21,126,852)	(20,304,583)

Total stockholders’ equity	5,465,917	3,517,581

Total liabilities and stockholders’ equity	$5,703,676	$3,741,940

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the Period from Inception (November 7, 1988) to March 31, 2006 and for the three months ended March 31, 2006 and 2005
(Unaudited)

	Inception
	(November 7, 1988)
	to	Three months ended March 31,
	March 31, 2006	2006	2005
Revenue:
Licensing	$293,647	$5,026	$—
Peptide sales	104,414	13,000	—

	398,061	18,026	—

Operating expenses:
Cost of peptide sales	89,341	5,003	—
Research and development	5,756,451	226,206	190,041
Depreciation and amortization	945,481	44,923	42,026
Accounting, legal and professional	2,239,682	65,658	109,965
Consulting fees	2,867,428	3,048	22,009
General and administrative	8,406,772	509,918	408,861

Total operating expenses	20,305,155	854,756	772,902

Loss from operations	(19,907,094)	(836,730)	(772,902)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—
Gain on sale of equipment	(6,453)	—	—
Interest expense	1,459,442	—	—
Interest income	(184,657)	(14,461)	(7,117)

	1,219,758	(14,461)	(7,117)

Net loss	$(21,126,852)	$(822,269)	$(765,785)

Basic and diluted net loss per share		$(0.04)	$(0.05)

Weighted average shares outstanding		20,982,058	14,112,941

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Period from Inception (November 7, 1988) to March 31, 2006 and for the three months ended March 31, 2006 and 2005
(Unaudited)

	Inception
	(November 7, 1988)
	to	Three months ended March 31,
	March 31, 2006	2006	2005
Cash Flows from Operating Activities
Net loss	$(21,126,852)	$(822,269)	$(765,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	945,661	44,923	42,026
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	4,265,090	186,584	63,054
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Gain on sale of equipment	(6,453)	—	—
Changes in operating assets and liabilities:
Inventory	(151,555)	(116,239)
Prepaid expenses and other current assets	(82,410)	23,231	(81,400)
Other assets	(67,400)	—	—
Accounts payable — related party	341,602	—	—
Accounts payable and accrued expenses	314,370	13,399	114,010

Net cash used in operating activities	(14,555,215)	(670,371)	(628,095)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	8,900	—	1,500
Purchase of property and equipment	(659,674)	(36,731)	(2,121)
Increase in capitalized patents	(654,944)	—	(8,164)

Net cash used in investing activities	(1,305,728)	(36,731)	(8,785)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable — related party	379,579	—	—
Repayments from notes payable — related party	(163,154)	—	—
Proceeds from issuance of common stock	14,580,770	2,584,022	2,492,489
Proceeds from exercise of stock options and warrants	2,044,236	—	—

Net cash provided by financing activities	20,565,822	2,584,022	2,492,489

Net increase in cash and cash equivalents	4,704,879	1,876,920	1,855,609
Cash and cash equivalents at beginning of period	—	2,827,959	1,908,028

Cash and cash equivalents at end of period	$4,704,879	$4,704,879	$3,763,637

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The unaudited condensed financial statements of Helix BioMedix, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.
The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-KSB for the year ended December 31, 2005 and filed with the Securities and Exchange Commission on March 27, 2006.
The Company had approximately $4.7 million in cash and cash equivalents as of March 31, 2006 and will require additional sources of capital to support its operations. The Company believes that, based upon the current status of the Company’s product development and collaboration plans, its cash and cash equivalents should be adequate to satisfy its capital needs through the next twelve months.
2. Accounting for Stock Options
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Deferred stock compensation in the amount of $105,000 related to nonvested options was eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.
For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized ratably over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. As a result of the adoption of SFAS 123R, incremental stock-based compensation of $124,800 was recognized in the statement of operations for the three months ended March 31, 2006.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the impact of the Company’s adoption of FAS 123R on selected line items from the Company’s condensed financial statements for the three months ended March 31, 2006:

	As Reported	If Reported
	Following FAS 123(R)	Following APB 25
Loss from operations	$(836,730)	$(711,917)

Net loss	$(822,269)	$(697,456)

Basic and diluted net loss per share	$(0.04)	$(0.03)

There were no employee stock options granted during the first quarter of 2005. The per share weighted-average fair value of stock options granted during the three months ended March 31, 2006, was $0.85, on the grant date using the Black-Scholes option pricing model with the following assumptions:

March 31, 2006
Risk-free interest rate	4.9%
Expected dividend yield	0
Expected term in years	6.25
Expected volatility	100%
The risk-free rate is based on the implied yield available on U.S. Treasury zero—coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the period ended March 31, 2006, expected volatility is based on implied volatility of outstanding warrants to purchase the Company’s common stock, annualized daily historical volatility of its stock price commensurate with the expected term of the option, and other factors, including peer company data. For the period ended March 31, 2006, the expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, contractual terms, vesting schedules and expectations of future employee behavior. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the pro forma effect on the Company’s net loss and net loss per share for the three months ended March 31, 2005 had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized over the vesting period, and additional options may be granted or options may be cancelled in future years:

Three months
ended March 31,
2005
Net loss
As reported	$(765,785)
Add: Stock-based employee compensation expense included in reported net loss	52,500
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(161,465)

Pro forma net loss	$(874,750)

Net loss per share-basic and diluted
As reported	$(0.05)

Pro forma net loss	$(0.06)

3. Loss per Share
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

	Three months ended March 31,
	2006	2005
Outstanding options	2,707,000	2,347,000
Outstanding warrants	2,840,544	8,065,369
4. Stock-Based Compensation
Stock Option Plan
On December 15, 2000, the stockholders of the Company approved the Helix BioMedix 2000 Stock Option Plan (“the 2000 Plan”). The 2000 Plan is to be administered by non-employee directors who shall be authorized to grant stock options to the Company’s employees, consultants and directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with the ability to repurchase, upon termination of an optionee’s employment, up to 10,000 shares acquired by the optionee through the exercise of options granted thereunder at the then-current fair market value of such shares.
Stock options to purchase the Company’s common stock are granted at the fair market value on the date of grant. Options generally become exercisable beginning one year from the date of grant and expire 10 years from the date of grant. Options granted to non-employee directors become exercisable quarterly over one year. Stock options granted to employees are incentive stock options and options granted to non-employee directors are non-qualified stock options.
The fair value of each stock option granted is estimated on the date of grant using the Black Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method,

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
consistent with the single option valuation approach. Compensation expense is recognized only for those options expected to vest.
A summary of the Company’s stock option activity for the three months ended March 31, 2006 is presented in the following table:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Options	per Share	Life	Value
Outstanding, December 31, 2005	2,592,000	$1.38
Granted	115,000	$0.85
Exercised	—
Forfeited	—
Expired	—
Outstanding, March 31, 2006	2,707,000	$1.36	6.63	$52,875

Exercisable, March 31, 2006	2,182,302	$1.32	6.16	$43,875

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.95 on March 31, 2006, which would have been received by the optionees had all of the options with exercise prices less than $0.95 been exercised on that date. As of March 31, 2006, total unrecognized stock-based compensation related to nonvested stock options was approximately $443,000, which is expected to be recognized over a weighted average period of approximately 8 months.
The Company has a policy of issuing new shares to satisfy share option exercises.
As of March 31, 2006, there were 5,400,000 shares of common stock reserved for issuance pursuant to the 2000 Plan. Additional information regarding options outstanding as of March 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price
$0.70 - $0.85	280,500	6.61	$0.76	190,500	$0.72
$1.00	899,000	6.25	$1.00	815,000	$1.00
$1.48 - $1.75	747,500	6.52	$1.53	697,500	$1.53
$1.80 - $2.00	780,000	7.16	$1.82	479,302	$1.82

$0.70 - $2.00	2,707,000	6.63	$1.36	2,182,302	$1.32

5. Stockholders’ Equity
On March 3, 2006, the Company announced the initial closing of a private equity financing, in which it received cash of $2,383,000 in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 additional shares of $0.001 par value common stock. The warrants have a 5-year term and a per share exercise price of $1.00.
In a second closing held on March 10, 2006, the Company received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrants to purchase up to 21,500 additional shares of $0.001 par value common stock. The warrants have a 5-year term and a per share exercise price of $1.00. The Company received a total of $2,598,000 in this private placement financing for 2,598,000 shares of common stock and detachable warrants for the purchase of an additional 259,800 shares of common stock. The net proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
On February 28, 2005, the Company announced the initial closing of a private equity financing, in which it received cash of approximately $2.3 million in exchange for 1,548,501 shares of common stock and warrants to purchase up to 125,000 additional shares of common stock. The warrants have a 5-year term and a per share exercise price of $1.50.
In a second closing held on March 2, 2005, the Company received $175,000 in exchange for 116,666 shares of common stock. The Company received a total of approximately $2.5 million in this private placement financing for 1,665,167 shares of common stock and detachable warrants for the purchase of an additional 125,000 shares of common stock. The net proceeds of the offering are being used to continue ongoing research and development efforts, out-licensing initiatives for the Company’s peptides and for general corporate purposes.
On March 1, 2005, the Company commenced a tender offer to holders of certain of its warrants that were purchased in four private placement financings to exchange their warrants as follows:
•	2001/2002 Warrants (warrants to purchase shares of the Company’s common stock issued as part of the units described in the private placement memorandum dated May 2001): The Company offered to issue either (a) 0.82 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.25 for each warrant share tendered.
•	2002/2003 Warrants (warrants to purchase shares of the Company’s common stock issued as part of the units described in the private placement memorandum dated September 2002, and amended December 2002): The Company offered to issue either (a) 0.84 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.25 for each warrant share tendered.
•	2003 Warrants (warrants to purchase shares of the Company’s common stock issued as part of the units described in the private placement memorandum dated November 2003): The Company offered to issue either (a) 0.37 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.56 for each warrant share tendered.
•	2004 Warrants (warrants to purchase shares of the Company’s common stock issued as part of the units described in the private placement memorandum dated March 2004): The Company offered to issue either (a) 0.60 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.50 for each warrant share tendered.
On May 31, 2005, the Company closed the tender offer to exchange certain of its outstanding warrants. In this transaction, the Company received proceeds in the amount of approximately $1.3 million, net of $175,500 in transaction costs, and issued approximately 5.0 million shares of common stock in exchange for the cancellation of warrants that provided for the purchase of approximately 5.5 million shares of its common stock.
The proceeds of these offerings are being used to continue ongoing research and development efforts, to fund the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
Our disclosure and analysis in this Quarterly Report and in the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:
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
Words such as “believes,” “anticipates,” “expects” and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below in “Certain Factors That May Affect Our Business and Future Results.” Other factors besides those described in this Quarterly Report could also affect actual results. You should carefully consider the factors described below in “Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.
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
Business Overview
We were incorporated in Colorado on February 2, 1988, and then on November 1, 2000, we merged into a newly formed Delaware corporation and relocated to Bothell, Washington. Our headquarters and our research and development operations are located in our Bothell, Washington facility, which opened in 2001 and commenced operations in 2002. Our mission is to become an industry leader in developing and commercializing small proteins known as bioactive peptides. We have a proprietary library containing a broad array of these synthetic bioactive peptides. Our expertise and technology allow us to design cost-effective synthetic bioactive peptides to be more powerful than those occurring in nature while having low levels of toxicity. We have created an extensive library of bioactive peptides and have obtained patents covering potentially hundreds of thousands of these molecules.
All of our projects are currently in the preclinical stage of development. We do not separately track costs associated with our preclinical projects due to the cost burden associated with accounting at such levels of detail and our limited resources. However, the majority of our research and development spending is devoted to the two project categories discussed below. Our business strategy is to move our programs through the early stages of development and then out-license the rights to use our proprietary peptides in distinct fields of application. We have developed several peptide sequences in the following two broad areas of application:
•	Skin care — we have developed four peptides capable of stimulating aspects of the skin’s innate ability to regenerate.
•	Pharmaceutical — six of our peptides have demonstrated promising results in the areas of topical anti-infectives and wound healing.

Skin Care:
We have developed a portfolio of peptides with the aim of enhancing to a wide range of skin care products. Our lead skin care peptide, HB64, is currently incorporated in two anti-acne products and is undergoing formulation for further anti-acne, oral care and moisturizer product lines. A recent addition to such product concepts is HB802, a molecule capable of reducing skin redness, and this peptide has recently entered formulation development. In the area of anti-aging, our lead peptide, HB168pal, is being assessed by potential licensees in a range of formulations. In addition, several of our new generation collagen stimulating anti-wrinkle peptides are reaching the lead selection milestone stage.
Pharmaceutical:
HB50 is our lead topical anti-infective peptide. Its attributes include broad spectrum activity, lack of resistance induction, cost-effective synthesis, stability and activity against multiply-antibiotic-resistant pathogens. In preclinical testing, a gel formulation containing our HB50 was shown to significantly reduce the number of Staphylococcus aureus in an abraded skin infection model where it eradicated the organism in the majority of the cases. This in vivo activity is maintained against methicillin and mupirocin (Bactroban™) resistant isolates in situations where mupirocin is ineffective. Due to potent activity against multiply-resistant S. aureus, HB50 holds significant potential for the prevention of wound infections. In addition, with activity against other gram-positive bacteria and gram-negative bacteria such as Pseudomonas aeruginosa, HB50 also has application in the areas of burn wounds and dermatology.
In addition to the focus on HB50, we are advancing a new generation of peptides targeting dermatological applications. We have created a new class of “small molecule peptides” (defined by us as peptides six amino acids in length or less) that have been designed specifically for the acne market. These peptides overcome specific issues of acne such as the ability to work in an oil and serum environment and the ability to kill bacteria deep in a pore. In addition, these peptides have a cost of goods consistent with comparable products in the marketplace. We plan to seek a development partner or to license this application in 2006 or 2007 as additional data becomes available.
Due to the early stage of development of each of our peptide sequences in the two broad areas described above, we are unable to estimate the total costs and timing to complete product development. Additionally, we currently anticipate out-licensing our product candidates, and their final development will therefore depend on the efforts of third parties. The timing of entering into ongoing licensing agreements resulting in significant payments to the company is uncertain. Thus, we presently lack the experience necessary to determine the timing of when, if ever, material net cash inflows from out-licensing projects can be expected.
Results of Operations
As of March 31, 2006, our accumulated deficit was approximately $21.1 million. We may continue to incur substantial operational losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has not been material and has resulted from licensing arrangements and limited sales of peptides at, or near, cost. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty-bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.
Total revenue for the three months ended March 31, 2006 was approximately $18,000, compared to $0 for the same period in 2005. The increase is associated with the sale of peptides at, or near, cost to companies that are researching the potential development of products with the inclusion of our peptides.
Total operating expenses for the three months ended March 31, 2006 were approximately $855,000, compared to approximately $773,000 for the same period in 2005. The increase in operating expenses was primarily attributable to an increase in stock-based compensation expense in the first quarter of 2006 related to new accounting requirements. Additional details on this new accounting standard can be found in Note 2 to the condensed financial statements included in Item 1 of this report.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the private sales of debt and equity securities. On March 31, 2006, we had cash and cash equivalents of approximately $4.7 million, compared to approximately $2.8 million on December 31, 2005 and March 31, 2005. The increase is attributable to the proceeds that we received from a private equity financing that closed in the first quarter of 2006.
On March 3, 2006, we announced that we closed a private equity financing, receiving cash of approximately $2.4 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 additional shares of $0.001 par value common stock. The warrants have a 5-year term and a per exercise purchase price of $1.00.
In a second closing held on March 10, 2006, we received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrants to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share exercise price of $1.00. We received a total of approximately $2.6 million in this private placement financing for 2,598,000 shares of common stock and detachable warrants for the purchase of an additional 259,800 shares of common stock. The proceeds of the offering will be used to continue ongoing research and development efforts, the out-licensing initiatives for our peptides and for general corporate purposes.
From February 28, 2005 through March 2, 2005, we consummated a private equity financing pursuant to which we received cash proceeds of approximately $2.5 million in exchange for issuing (i) 1,665,168 shares of common stock and (ii) warrants to purchase up to an additional 125,000 shares of common stock. The warrants have a 5-year term and a per share exercise price of $1.50. On May 31, 2005, we closed our warrant tender offer pursuant to which we (i) cancelled warrants that provided for the purchase of approximately 5.5 million shares of our common stock; (ii) received gross proceeds of approximately $1.5 million; and (iii) issued approximately 5.0 million shares of our common stock. The net proceeds of these financings are being used to continue ongoing research and development efforts and pursue out-licensing initiatives for our lead peptides and for general corporate purposes.
We will need to raise additional capital in order to grow our business operations. Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. Based on our current operating plan, we estimate that existing cash and cash equivalents will be sufficient to meet our cash requirements through at least the next twelve months based on current expense levels. We will need substantial additional funding to further develop our existing programs and initiate our pharmaceutical program. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing.
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

•	Revenue Recognition. We have generated limited revenue from licensing fees. We recognize revenue from licensing fees when delivery has occurred and no future obligations exist. Royalties from licensees, if any, are based on third-party sales and recorded as earned in accordance with the contract terms when third-party results are reliably measured and collection is reasonably assured.

•	Research and Development Costs. These costs, including personnel costs, supplies and other indirect research and development costs, are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such collaborative agreements, we expense these items as incurred.

•	Capitalization of Patent Costs. We capitalize the third-party costs associated with filing patents or entering into licenses associated with our underlying technology. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.

Effective January 1, 2006, we adopted the fair value attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS 123, we accounted for stock compensation using the intrinsic value method prescribed in APB 25. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized ratably over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.
Certain Factors That May Affect Our Business and Future Results
You should carefully consider the risks described below, together with all other information included in this Quarterly Report on Form 10-QSB, in evaluating our company. If any of the following risks actually occur, our financial condition or operating results could be harmed. In such cases, investors may lose part or all of their investment.
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
Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, net cash used in operating activities for the three months ended March 31, 2006 and 2005 was approximately $670,000 and approximately $628,000, respectively. After giving effect to the proceeds of approximately $2.6 million realized from our private placement which closed on March 10, 2006, we believe that, based upon the current status of our product development collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs for the continued pursuit of our non-pharmaceutical programs through at least the next twelve months.
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
If we raise additional funds by issuing equity securities, further dilution to stockholders may result and new investors could have rights superior to holders of shares of our currently issued and outstanding common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets and reduce the scope of or eliminate some portion or all of our development programs. We also may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves.
We expect to continue to incur substantial losses, and we may never achieve profitability.
We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $822,000 for the three months ended March 31, 2006, and we may never become profitable. As of March 31, 2006, we had a deficit accumulated during the development stage of approximately $21.1 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the potential for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.
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
A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with cosmetics, pharmaceutical companies and other biotechnology companies. We also plan to explore collaborations with non-pharmaceutical companies and opportunities for incorporating our antimicrobial peptides into non-clinical applications such as cosmetics and biocides. We are at a very early stage in developing these strategic business alliances. Although the development of such alliances is one of our objectives, there can be no assurance that we will succeed in attracting collaborative partners who can materially assist in the development and commercialization of our technology. The development of commercially viable products from our technology will likely require the technical collaboration and financial assistance of other, significantly larger third parties to bear most of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners and those collaborations yield commercially viable products, our receipt of revenue will be substantially dependent upon the decisions made by and the manufacturing and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing and commercialization of our products will have a material adverse effect on our business, operating results and financial condition.
Because of the specialized nature of our business, the termination of relationships with key management and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies, conducting clinical trials and obtaining financing.
The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are highly dependent upon R. Stephen Beatty, our President and Chief Executive Officer, and Dr. Timothy Falla, our Vice President and Chief Scientific Officer. Our future success depends, in part, upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, possibly in the areas of clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are unable to attract and retain any of these individuals on favorable terms, our business may be adversely affected.
We rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If our collaborators do not perform as expected, we may not be able to commercialize our product candidates.
We intend to continue to develop alliances with third-party collaborators to develop and market our current and future product candidates. We may not be able to attract third-party collaborators to develop and market product candidates and may lack the capital and resources necessary to develop our product candidates alone. If we are unable to locate collaborators, or if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable.
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
Clinical trials must be conducted in accordance with U.S. Food and Drug Administration (“FDA”) guidelines and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s Good Manufacturing Practices, and may require large numbers of test patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. The FDA may suspend clinical trials at any time if it finds deficiencies in the conduct of these trials or it believes that these trials expose patients to unacceptable health risks.
We face substantial competition in our product development efforts from pharmaceutical and biotechnology companies, universities and other not-for-profit institutions.
We face significant competition in our attempts to develop applications of our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. We expect competition in the development of products analogous to our antimicrobial peptide technology to intensify. Our competitors may succeed in developing products earlier than we do, entering into successful collaborations before us, obtaining approvals from the FDA or other regulatory agencies for such products before us, or developing products that are more effective than those we develop or propose to develop. The success of any one competitor in these or other respects will have a material adverse effect on our business, operating results and financial condition.
We face product liability risks and may not be able to obtain adequate insurance to protect against losses.
The current use of any of our products, including in pre-clinical trials, and the sale of any of our products expose us to liability claims. These claims might be made directly by consumers and healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may be insufficient to cover such claims and our business operations could be impaired.
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
Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 37% of our outstanding common stock and common stock equivalents as of March 31, 2006. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.
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
These provisions could make it more difficult for common stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team.

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

PART II — Other Information
ITEM 6. Exhibits

Exhibit Number
(Referenced to
Item 601 of
Regulation S-B)	Exhibit Description
3.1	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-a to the Company’s Form 10-KSB for the year ended December 31, 2000)

3.2	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)

3.3	Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company’s Form 10-KSB for the year ended December 31, 2000)

10.21(a)*	First Amendment to Joint Marketing Agreement between the Company and Body Blue Inc. dated February 13, 2006 (incorporated by reference from Exhibit 10.21 to the Company’s Form 10-KSB for the year ended December 31, 2005)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 10, 2006

HELIX BIOMEDIX, INC.
(Registrant)

By: /s/ R. STEPHEN BEATTY

R. Stephen Beatty
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David H. Kirske

David H. Kirske
Vice President and Chief Financial Officer
(Principal Financial Officer)