Form 10QSB
period 2006-06-30
HELIX BIOMEDIX INC
filed 2006-08-10
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares
Class	Outstanding at August 1, 2006

Common Stock, $0.001 par value	22,788,863
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HELIX BIOMEDIX, INC.
FORM 10-QSB

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (unaudited) as of June 30, 2006 and December 31, 2005	1

Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2006 and 2005 and for the period from inception (November 7, 1988) to June 30, 2006 and 2005	2

Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005 and for the period from inception (November 7, 1988) to June 30, 2006 and 2005	3

Notes to Condensed Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders	21

Item 6. Exhibits	22

Signatures	23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,851,778	$2,827,959
Inventory	—	35,316
Prepaid expenses and other current assets	94,357	120,351

Total current assets	3,946,135	2,983,626

Property and equipment, net	151,616	168,063
Patents pending and approved, net	473,820	505,908
Other assets, net	76,991	84,343

Total assets	$4,648,562	$3,741,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$73,101	$57,993
Accrued expenses	55,467	166,366

Total current liabilities	128,568	224,359

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,788,514 shares outstanding at June 30, 2006, 20,190,514 shares outstanding at December 31, 2005	22,788	20,190
Additional paid-in capital	26,808,577	23,906,974
Deferred stock compensation	—	(105,000)
Deficit accumulated during the development stage	(22,311,371)	(20,304,583)

Total stockholders’ equity	4,519,994	3,517,581

Total liabilities and stockholders’ equity	$4,648,562	$3,741,940

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the Period from Inception (November 7, 1988) to June 30, 2006 and for the three and six months ended June 30, 2006 and 2005
(Unaudited)

	Inception
	(November 7, 1988)
	To June 30, 2006	Three months ended June 30,		Six months ended June 30,
		2006	2005	2006	2005
Revenue:
Licensing	$323,720	$30,073	$15,000	$35,099	$15,000
Peptide sales	104,414	—	40,414	13,000	40,414

	428,134	30,073	55,414	48,099	55,414

Operating expenses:
Cost of peptide sales	240,709	151,368	40,414	156,371	40,414
Research and development	6,024,330	267,879	231,090	494,085	421,131
Depreciation and amortization	990,894	45,413	42,743	90,336	84,769
Accounting, legal and professional	2,310,445	70,763	92,202	136,421	202,167
Consulting fees	2,869,309	1,881	27,110	4,929	49,119
General and administrative	9,098,790	698,471	471,394	1,208,389	880,255

Total operating expenses	21,534,477	1,235,775	904,953	2,090,531	1,677,855

Loss from operations	(21,106,343)	(1,205,702)	(849,539)	(2,042,432)	(1,622,441)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—	—	—
Interest expense	1,459,442	—	—	—	—
Interest income	(205,840)	(21,183)	(11,255)	(35,644)	(18,372)

	1,205,028	(21,183)	(11,255)	(35,644)	(18,372)

Net loss	$(22,311,371)	$(1,184,519)	$(838,284)	$(2,006,788)	$(1,604,069)

Basic and diluted net loss per share		$(0.05)	$(0.05)	$(0.09)	$(0.10)

Weighted average shares outstanding		22,788,514	16,851,669	21,890,276	15,489,871

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Period from Inception (November 7, 1988) to June 30, 2006 and for the six months ended June 30, 2006 and 2005
(Unaudited)

	Inception	Six months ended June 30,
	(November 7, 1988)
	to
	June 30, 2006	2006	2005
Cash Flows from Operating Activities
Net loss	$(22,311,371)	$(2,006,788)	$(1,604,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991,074	90,336	84,769
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	4,503,685	425,179	127,158
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Loss (gain) on disposal of equipment	(2,865)	3,588	—
Changes in operating assets and liabilities:
Inventory	—	35,316	—
Prepaid expenses and other current assets	(79,647)	25,994	(24,896)
Other assets	(67,400)	—	—
Accounts payable – related party	341,602	—	—
Accounts payable and accrued expenses	205,180	(95,791)	78,266

Net cash used in operating activities	(15,407,010)	(1,522,166)	(1,338,772)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	8,900	—	1,500
Purchase of property and equipment	(660,980)	(38,037)	(53,874)
Increase in capitalized patents	(654,944)	—	(22.525)

Net cash used in investing activities	(1,307,034)	(38,037)	(74,899)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable – related party	379,579	—	—
Repayments from notes payable – related party	(163,154)	—	—
Proceeds from issuance of common stock	14,580,770	2,584,022	2,504,989
Proceeds from exercise/exchange of stock options and warrants	2,044,236	—	1,337,085

Net cash provided by financing activities	20,565,822	2,584,022	3,842,074

Net increase in cash and cash equivalents	3,851,778	1,023,819	2,428,403
Cash and cash equivalents at beginning of period		2,827,959	1,908,028

Cash and cash equivalents at end of period	$3,851,778	$3,851,778	$4,336,431

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The unaudited condensed financial statements of Helix BioMedix, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
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
The Company had approximately $3.9 million in cash and cash equivalents as of June 30, 2006 and will require additional sources of capital to support its operations. The Company believes that, based upon the current status of the Company’s product development and collaboration plans, its cash and cash equivalents should be adequate to satisfy its capital needs through the next twelve months.
Certain amounts in the prior years’ financial statements have been reclassified to conform to current year presentation.
2. Accounting for Stock Options
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the three and six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Deferred stock compensation in the amount of $105,000 related to nonvested options was eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.
For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized ratably over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. As a result of the adoption of SFAS 123R, incremental stock-based compensation of approximately $166,500 and $291,300 respectively was recognized in the statement of operations for the three and six months ended June 30, 2006.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the impact of the Company’s adoption of FAS 123R on selected line items from the Company’s condensed financial statements for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following	Following	Following	Following
	FAS 123(R)	APB 25	FAS123(R)	APB 25
Loss from operations	$(1,205,702)	$(1,039,170)	$(2,042,432)	$(1,751,087)

Net loss	$(1,184,519)	$(1,017,987)	$(2,006,788)	$(1,715,443)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.09)	$(0.08)

There were no employee stock options granted during the three and six months ended June, 30 2005. The per share weighted-average fair value of stock options granted during the three and six months ended June 30, 2006, was $0.98 and $0.78 respectively on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Risk-free interest rate	5.06%	4.97%
Expected dividend yield	0	0
Expected term in years	6.25	6.25
Expected volatility	100%	100%
The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three and six months ended June 30, 2006, expected volatility is based on implied volatility of outstanding warrants to purchase the Company’s common stock, annualized daily historical volatility of its stock price commensurate with the expected term of the option, and other factors, including peer company data. For the three and six months ended June 30, 2006, the expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, contractual terms, vesting schedules and expectations of future employee behavior. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the pro forma effect on the Company’s net loss and net loss per share for the three and six months ended June 30, 2005 had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized over the vesting period, and additional options may be granted or options may be cancelled in future years:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net loss
As reported	$(838,284)	$(1,604,069)
Add: Stock-based employee compensation expense included in reported net loss	52,500	105,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(159,026)	(320,491)

Pro forma net loss	$(944,810)	$(1,819,560)

Net loss per share-basic and diluted
As reported	$(0.05)	$(0.10)

Pro forma net loss	$(0.06)	$(0.12)

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

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Weighted average outstanding options	2,730,626	2,495,448	2,687,746	2,495,925
Weighted average outstanding warrants	2,852,357	6,263,844	2,747,443	7,117,503
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
Stock options to purchase the Company’s common stock are granted at the fair market value on the date of grant. Options generally become exercisable beginning one year from the date of grant and expire 10 years from the date of grant. Options granted to non-employee directors become exercisable ranging from immediately upon grant to quarterly over one year. Stock options granted to employees are typically incentive stock options and options granted to non-employee directors are non-qualified stock options.
The fair value of each stock option granted is estimated on the date of grant using the Black Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method, consistent with the single option valuation approach. Compensation expense is recognized only for those options expected to vest.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s stock option activity for the six months ended June 30, 2006 is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Subject	Exercise Price	Contractual	Intrinsic
	to Options	per Share	Life	Value
Outstanding, December 31, 2005	2,592,000	$1.38
Granted	165,000	$0.96
Exercised	—
Forfeited	—
Expired	—
Outstanding, June 30, 2006	2,757,000	$1.35	6.44	$90,490

Exercisable, June 30, 2006	2,333,970	$1.33	6.10	$77,335
The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.02 on June 30, 2006, which would have been received by the optionees had all of the options with exercise prices less than $1.02 been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation related to nonvested stock options was approximately $273,170, which is expected to be recognized over a weighted average period of approximately 8 months.
The Company has a policy of issuing new shares to satisfy share option exercises.
As of June 30, 2006, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan. Additional information regarding options outstanding as of June 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price
$0.70 - $0.85	280,500	6.36	$0.76	213,000	$0.73
$1.00	899,000	6.00	$1.00	815,000	$1.00
$1.20 - $1.50	718,750	6.31	$1.48	668,750	$1.48
$1.65 - $2.00	858,750	7.04	$1.81	637,220	$1.81

$0.70 - $2.00	2,757,000	6.44	$1.35	2,333,970	$1.33

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
The net proceeds of these offerings are being used to continue ongoing research and development efforts, to fund the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.
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

Skin Care:
We have developed a portfolio of peptides with an array of properties designed to enhance a wide range of skin care products. Our lead skin care peptide, HB64, is currently incorporated in two anti-acne products and is undergoing formulation for additional anti-acne, oral care and moisturizer product lines. Recent product concepts include peptides designed to reduce skin redness and rejuvenate skin cells, which have entered formulation development and human panel testing. In the area of anti-aging, our lead peptide, HB168pal, is being assessed by potential licensees in a range of formulations. Results of subsequent human panel tests have demonstrated significant improvements in skin elasticity. Our next generation of skin care actives include ReplikinesTM, CombikinesTM and InhibikinesTM , designed to boost collagen synthesis, and TyrosikinesTM , which target the reduction of age spots and skin discoloration.
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
In addition to HB50, we are advancing a new generation of peptides targeting dermatological applications. We have created a new class of “small molecule peptides” (defined by us as peptides which are six amino acids in length or less) that have been designed specifically for the acne market. These peptides are designed to address specific issues related to acne, such as the ability to work in an oil and serum environment, the ability to kill micro-organisms deep in a pore and the lack of resistance induction. In addition, these peptides have a cost of goods consistent with comparable products in the marketplace. As the advantages of this class of anti-infective emerge their utility continues to broaden and applications such as treatment of fungal infections and wound infections are also being studied. We plan to seek a development partner or to license this application in 2006 or 2007 as additional data becomes available.
Due to the early stage of development of each of our peptide sequences in the two broad areas described above, we are unable to estimate the total costs and timing to complete product development. Additionally, we currently anticipate out-licensing our product candidates, and their final development will therefore depend on the efforts of third parties. The timing of entering into ongoing licensing agreements resulting in significant revenue to the company is uncertain. Thus, we presently lack the experience necessary to determine the timing of when, if ever, material net cash inflows from out-licensing projects can be expected.
Results of Operations
As of June 30, 2006, our accumulated deficit was approximately $22.3 million. We may continue to incur substantial operational losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has not been material and has resulted from licensing arrangements and limited sales of peptides at, or near, cost. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty-bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.
Our revenue for the three months ended June 30, 2006 consisted primarily of the renewal of a material transfer and research agreement. Revenue for the three months ended June 30, 2006 was approximately $30,100 compared to approximately $55,400 for the same period in 2005. Revenue for the six months ended June 30, 2006 was approximately $48,100 compared to approximately $55,400 for the same period in 2005. The decrease in revenue was primarily the result of a decline in the sale of peptides for the six months ended June 30, 2006.

Cost of peptide sales were approximately $151,400 for the three months ended June 30, 2006 and approximately $40,400 for the same period in 2005. Cost of peptide sales were approximately $156,400 for the six months ended June 30, 2006 and approximately $40,400 for the same period in 2005. The increase for the three and six month periods ended June 30, 2006 was attributable to the write-down of peptide inventory to its net realizable value.
Our research and development expenses were approximately $267,900 for the three months ended June 30, 2006 compared to approximately $231,100 for the same period in 2005. Research and development expenses were approximately $494,100 for the six months ended June 30, 2006 compared to approximately $421,100 for the same period in 2005. Approximately $63,000 and $102,000 of the increase for the three and six month periods ended June 30, 2006 was attributable to compensation expenses in connection with the mid-year executive salary review process and non-cash share-based compensation expense.
Our general and administrative expenses were approximately $698,500 for the three months ended June 30, 2006 and approximately $471,400 for the same period in 2005. General and administrative expenses were approximately $1,208,400 for the six months ended June 30, 2006 and approximately $880,300 for the same period in 2005. Approximately $303,900 and $450,800 of the increase for the three and six month periods ended June 30, 2006 was attributable to compensation expenses in connection with the mid-year executive salary review process and non-cash share-based compensation expense.
Other income was approximately $21,200 for the three months ended June 30, 2006 compared to approximately $11,300 for the same period in 2005. Other income for the six months ended June 30, 2006 was approximately $35,700 compared to approximately $18,400 for the same period in 2005. The increase in both periods is primarily attributable to a higher cash balance in 2006 as compared to 2005.
Other expenses were consistent with the prior comparable periods.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the private sales of debt and equity securities. On June 30, 2006, we had cash and cash equivalents of approximately $3.9 million, compared to approximately $2.8 million on December 31, 2005 and $4.3 million on June 30, 2005. The increase is attributable to the proceeds that we received from a private equity financing that closed in the first quarter of 2006.
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
•	Revenue Recognition. We have generated limited revenue from licensing fees. We recognize revenue from licensing fees when delivery has occurred and no future obligations exist. Royalties from licensees, if any, are based on third-party sales and recorded as earned in accordance with the contract terms when third-party results are reliably measured and collection is reasonably assured.

•	Research and Development Costs. These costs, including personnel costs, supplies and other indirect research and development costs, are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such collaborative agreements, we expense these items as incurred.

•	Capitalization of Patent Costs. We capitalize the third-party costs associated with filing patents or entering into licenses associated with our underlying technology. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.

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
Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, net cash used in operating activities for the six months ended June 30, 2006 and 2005 was approximately $1,522,000 and $1,339,000, respectively. After giving effect to the proceeds of approximately $2.6 million realized from our private placement which closed on March 10, 2006, we believe that, based upon the current status of our product development collaboration plans, our cash and cash equivalents should be adequate to satisfy our capital needs for the continued pursuit of our non-pharmaceutical programs through at least the next twelve months.
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
We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $1.2 million for the three months ended June 30, 2006, and we may never become profitable. As of June 30, 2006, we had a deficit accumulated during the development stage of approximately $22.3 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the potential for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.
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
Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 38% of our outstanding common stock and common stock equivalents as of June 30, 2006. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.

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

ITEM 3. Controls and Procedures.
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

PART II – OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on May 18, 2006 at which there were two matters submitted to a vote of security holders:
1.	To elect two Class III directors, to serve until the 2009 Annual Meeting of Stockholders and until his successor is elected and qualified:

Nominee	For	Withheld
Weston Anson	11,514,900	113,157
R. Stephen Beatty	11,561,124	66,933
2.	To ratify the appointment of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006:

For	Against	Abstain
11,582,795	33,026	12,236

ITEM 6. Exhibits.

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

August 10, 2006
HELIX BIOMEDIX, INC.
(Registrant)

By: /s/ R. STEPHEN BEATTY

R. Stephen Beatty President and Chief Executive Officer (Principal Executive Officer)

By: /s/ David H. Kirske

David H. Kirske Vice President and Chief Financial Officer (Principal Financial Officer)