Form 10QSB
period 2006-09-30
HELIX BIOMEDIX INC
filed 2006-11-09
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 33-20897-D

HELIX BIOMEDIX, INC.

Delaware	91-2099117
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares
Class	Outstanding at November 6, 2006
Common Stock, $0.001 par value	22,788,863
Transitional Small Business Disclosure Format (check one): Yes ☐       No ☑

HELIX BIOMEDIX, INC.
FORM 10-QSB

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (unaudited) as of September 30, 2006 and December 31, 2005	1

Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2006 and 2005 and for the period from inception (November 7, 1988) to September 30, 2006	2

Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and 2005 and for the period from inception (November 7, 1988) to September 30, 2006	3

Notes to Condensed Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 6. Exhibits	16

Signatures	17
EXHIBIT 10.8(A)
EXHIBIT 10.9(A)
EXHIBIT 10.17(B)
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$3,130,172	$2,827,959
Inventory	—	35,316
Prepaid expenses and other current assets	99,737	120,351

Total current assets	3,229,909	2,983,626

Property and equipment, net	125,195	168,063
Patents pending and approved, net	457,777	505,908
Other assets, net	77,516	84,343

Total assets	$3,890,397	$3,741,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$78,133	$57,993
Accrued expenses	80,905	166,366

Total current liabilities	159,038	224,359

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,788,863 shares outstanding at September 30, 2006, 20,190,514 shares outstanding at December 31, 2005	22,788	20,190
Additional paid-in capital	26,890,449	23,906,974
Deferred stock compensation	—	(105,000)
Deficit accumulated during the development stage	(23,181,878)	(20,304,583)

Total stockholders’ equity	3,731,359	3,517,581

Total liabilities and stockholders’ equity	$3,890,397	$3,741,940

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the Period from Inception (November 7, 1988) to September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005
(Unaudited)

	Inception
	(November 7, 1988)
	To	Three months ended		Nine months ended
	September 30, 2006	September 30,		September 30,
		2006	2005	2006	2005
Revenue:
Licensing	$327,561	$3,841	$—	$38,940	$15,000
Peptide sales	119,414	15,000	40,000	28,000	80,414

	446,975	18,841	40,000	66,940	95,414

Operating expenses:
Cost of peptide sales	247,329	6,620	40,000	162,991	80,414
Research and development	6,302,586	278,256	216,119	772,341	637,250
Depreciation and amortization	1,037,035	46,141	46,197	136,477	130,966
Accounting, legal and professional	2,384,047	73,602	34,321	210,023	236,488
Consulting fees	2,873,472	4,163	70,209	9,092	119,328
General and administrative	9,599,410	500,620	445,564	1,709,009	1,325,819

Total operating expenses	22,443,879	909,402	852,410	2,999,933	2,530,265

Loss from operations	(21,996,904)	(890,561)	(812,410)	(2,932,993)	(2,434,851)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—	—	—
Interest expense	1,459,442	—	—	—	—
Interest income	(225,894)	(20,054)	(14,459)	(55,698)	(32,831)

	1,184,974	(20,054)	(14,459)	(55,698)	(32,831)

Net loss	$(23,181,878)	$(870,507)	$(797,951)	$(2,877,295)	$(2,402,020)

Basic and diluted net loss per share		$(0.04)	$(0.04)	$(0.13)	$(0.14)

Weighted average shares outstanding		22,788,514	20,187,724	22,192,979	17,073,030

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Period from Inception (November 7, 1988) to September 30, 2006 and for the nine months ended September 30, 2006 and 2005
(Unaudited)

	Inception
	(November 7, 1988)
	to	Nine months ended September 30,
	September 30, 2006	2006	2005
Cash Flows from Operating Activities
Net loss	$(23,181,878)	$(2,877,295)	$(2,402,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,037,215	136,477	130,966
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	4,585,557	507,051	185,703
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Loss (gain) on disposal of equipment	(2,865)	3,588	—
Changes in operating assets and liabilities:
Inventory	—	35,316	—
Prepaid expenses and other current assets	(85,027)	20,614	(31,090)
Other assets	(71,601)	(4,202)	—
Accounts payable – related party	341,602	—	—
Accounts payable and accrued expenses	235,649	(65,321)	(39,726)

Net cash used in operating activities	(16,128,616)	(2,243,772)	(2,156,167)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Proceeds from sale of assets	8,900	—	1,500
Purchase of property and equipment	(660,980)	(38,037)	(50,301)
Increase in capitalized patents	(654,944)	—	(22,525)

Net cash used in investing activities	(1,307,034)	(38,037)	(71,326)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable – related party	379,579	—	—
Repayments from notes payable – related party	(163,154)	—	—
Proceeds from issuance of common stock, net	14,580,770	2,584,022	2,504,989
Proceeds from exercise/exchange of stock options and warrants	2,044,236	—	1,337,085

Net cash provided by financing activities	20,565,822	2,584,022	3,842,074

Net increase in cash and cash equivalents	3,130,172	302,213	1,614,581
Cash and cash equivalents at beginning of period		2,827,959	1,908,028

Cash and cash equivalents at end of period	$3,130,172	$3,130,172	$3,522,609

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
The Company had approximately $3.1 million in cash and cash equivalents as of September 30, 2006 and will require additional sources of capital to support its operations. The Company believes that, based upon the current status of the Company’s product development and collaboration plans, its cash and cash equivalents should be adequate to satisfy its capital needs through the next twelve months.
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
The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Deferred stock compensation in the amount of $105,000 related to nonvested options was eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.
For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized ratably over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. As a result of the adoption of SFAS 123R, incremental stock-based compensation of approximately $78,200 and $369,600 was recognized in the statement of operations for the three and nine months ended September 30, 2006, respectively.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the impact of the Company’s adoption of FAS 123R on selected line items from the Company’s condensed financial statements for the three and nine months ended September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following	Following	Following	Following
	FAS 123(R)	APB 25	FAS123(R)	APB 25
Loss from operations	$(890,561)	$(812,340)	$(2,932,993)	$(2,563,427)

Net loss	$(870,507)	$(792,286)	$(2,877,295)	$(2,507,729)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.13)	$(0.11)

There were no stock options granted during the three months ended September 30, 2006. The per share weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006, was $0.78 using the Black-Scholes option pricing model with the following assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Risk-free interest rate	—	4.40%	4.97%	4.40%
Expected dividend yield	—	0	0	0
Expected term in years	—	3.0	6.25	3.0
Expected volatility	—	110%	100%	110%
The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three and nine months ended September 30, 2006, expected volatility is based on implied volatility of outstanding warrants to purchase the Company’s common stock, annualized daily historical volatility of its stock price commensurate with the expected term of the option, and other factors, including peer company data. For the three and nine months ended September 30, 2006, the expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, contractual terms, vesting schedules and expectations of future employee behavior. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the pro forma effect on the Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized over the vesting period, and additional options may be granted or options may be cancelled in future years:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss
As reported	$(797,951)	$(2,402,020)
Add: Stock-based employee compensation expense included in reported net loss	52,500	157,500
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(239,623)	(560,114)

Pro forma net loss	$(985,074)	$(2,804,634)

Net loss per share-basic and diluted
As reported	$(0.04)	$(0.14)

Pro forma net loss	$(0.05)	$(0.16)

3. Loss per Share
Loss per share has been computed using the weighted average number of shares outstanding during the period. Diluted per share amounts reflect potential dilution from the exercise or conversion of securities into common stock. The Company’s capital structure includes common stock options and common stock warrants, all of which have been excluded from net loss per share calculations as they are antidilutive, as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average outstanding options	2,757,000	2,529,799	2,711,084	2,507,340
Weighted average outstanding warrants	2,865,544	2,587,048	2,787,243	5,590,756
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
There were 50,000 employee stock options granted and 86,500 non-employee director stock options granted during the three and nine months ended September 30, 2005. A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Subject	Exercise Price	Contractual	Intrinsic
	to Options	per Share	Life	Value
Outstanding, December 31, 2005	2,592,000	$1.38
Granted	165,000	$0.96
Exercised	—
Forfeited	(8,126)	$1.80
Expired	—
Outstanding, September 30, 2006	2,748,874	$1.35	6.18	$78,695

Exercisable, September 30, 2006	2,476,442	$1.32	5.95	$71,495
The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.01 on September 30, 2006, which would have been received by the optionees had all of the options with exercise prices less than $1.01 been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation related to nonvested stock options was approximately $199,005, which is expected to be recognized over a weighted average period of approximately 6 months.
The Company has a policy of issuing new shares to satisfy share option exercises.
As of September 30, 2006, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan. Additional information regarding options outstanding as of September 30, 2006, is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
				Contractual Life	Exercise		Exercise
Range of Exercise Prices			Shares	(Years)	Price	Shares	Price
$0.70	-	$0.85	280,500	6.11	$0.76	235,500	$0.74
		$1.00	899,000	5.75	$1.00	899,000	$1.00
$1.20	-	$1.50	718,750	6.05	$1.48	686,805	$1.48
$1.65	-	$2.00	850,624	6.78	$1.81	655,137	$1.81

$0.70	-	$2.00	2,748,874	6.18	$1.35	2,476,442	$1.32

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
Words such as “believes,” “anticipates,” “expects” and “intends” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in “Certain Factors That May Affect Our Business and Future Results” in our Annual Report for the year ended December 31, 2005. Other factors besides those described in that Annual Report could also affect actual results. You should carefully consider the factors described in “Certain Factors That May Affect Our Business and Future Results” in our Annual Report for the year ended December 31, 2005 in evaluating our forward-looking statements.
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
Skin Care:
We have developed a portfolio of peptides with an array of properties designed to enhance a wide range of skin care products. Our lead skin care peptide, HB64, is currently incorporated in two anti-acne products and is undergoing formulation for additional anti-acne, oral care and moisturizer product lines. We have also moved into the application/product development stage for peptides targeted at the reduction of skin redness and rejuvenation of skin cells, which have entered formulation development and human panel testing. In the area of anti-aging, our lead peptide, HB168pal, is being assessed by potential licensees in a range of formulations. Results of subsequent human panel tests have demonstrated significant improvements in skin elasticity. Our next generation of skin care actives include ReplikinesTM, CombikinesTM and InhibikinesTM, designed to boost collagen synthesis, and TyrosikinesTM, which target the reduction of age spots and skin discoloration.
Pharmaceutical:
We are advancing a new generation of lipopeptides targeting dermatological applications. To do this, we have created a new class of cost effective “small molecule peptides” (defined by us as peptides which are six amino acids in length or less) that we believe to have a range of therapeutic application potential for the dermatology market. For example, these peptides are designed to address specific issues related to acne, such as rapid kill. They also appear to exhibit the ability to work in an oil and serum environment, to kill micro-organisms deep in a pore and exhibit a lack of resistance induction. We are also evaluating this class of anti-infectives as possible treatments of fungal and wound infections. To support this initiative, we have demonstrated that our lead molecules are efficacious in both bacterial and fungal infection models. We plan to seek development partners or to license this application in 2006 or 2007 as additional data becomes available.
Due to the early stage of development of each of our peptide sequences in the areas described above, we are unable to estimate the total costs and timing to complete product development. Additionally, we currently anticipate out-licensing our product candidates, and their final development will therefore depend on the efforts of third parties. The timing of entering into ongoing licensing agreements resulting in significant revenue to the company is uncertain. Thus, we presently lack the experience necessary to determine the timing of when, if ever, material net cash inflows from out-licensing projects can be expected.
Results of Operations
As of September 30, 2006, our accumulated deficit was approximately $23.2 million. We may continue to incur substantial operational losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has not been material and has resulted from licensing arrangements and limited sales of peptides at, or near, cost. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty-bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.
Our revenue for the three months ended September 30, 2006 consisted primarily of the renewal of a material transfer and research agreement. Revenue for the three months ended September 30, 2006 was approximately $18,800 compared to $40,000 for the same period in 2005. Revenue for the nine months ended September 30, 2006 was approximately $66,900 compared to approximately $95,400 for the same period in 2005. The decrease in revenue was primarily the result of a decline in the sale of peptides.
Cost of peptide sales was approximately $6,600 for the three months ended September 30, 2006 and $40,000 for the same period in 2005. Cost of peptide sales was approximately $163,000 for the nine months ended September 30, 2006 and approximately $80,400 for the same period in 2005. The decrease for the three-month period ended September 30, 2006 was due to a decline in the sale of peptides over the comparable period in 2005. The increase for the nine-month period ended September 30, 2006 was attributable to the write-down of peptide inventory to its net realizable value during the second quarter of 2006.

Our research and development expenses were approximately $278,300 for the three months ended September 30, 2006 compared to approximately $216,100 for the same period in 2005. Research and development expenses were approximately $772,300 for the nine months ended September 30, 2006 compared to approximately $637,300 for the same period in 2005. The increase for the three months ended September 30, 2006 was primarily attributable to costs associated with external studies conducted on our peptides. The increase for the nine months ended September 30, 2006 was attributable to costs associated with external studies conducted on our peptides, compensation expenses in connection with the mid-year executive salary review process and non-cash share-based compensation expense of approximately $85,500.
Our accounting, legal and professional expenses were approximately $73,600 for the three months ended September 30, 2006 and approximately $34,300 for the same period in 2005. Accounting, legal and professional expenses were approximately $210,000 for the nine months ended September 30, 2006 and approximately $236,500 for the same period in 2005. The increase for the three months ended September 30, 2006 was primarily attributable to legal fees associated with license agreement negotiations. The expense for the nine months ended September 30, 2006 was consistent with the prior comparable period.
Our consulting fees were approximately $4,200 for the three months ended September 30, 2006 and approximately $70,200 for the same period in 2005. Consulting fees were approximately $9,100 for the nine months ended September 30, 2006 and approximately $119,300 for the same period in 2005. The decrease for the three and nine months ended September 30, 2006 was primarily attributable to consulting fees incurred in 2005 associated with the implementation of a new accounting system.
Our general and administrative expenses were approximately $500,600 for the three months ended September 30, 2006 and approximately $445,600 for the same period in 2005. General and administrative expenses were approximately $1,709,000 for the nine months ended September 30, 2006 and approximately $1,325,800 for the same period in 2005. The increase for the three and nine months ended September 30, 2006 was primarily attributable to compensation expenses in connection with the mid-year executive salary review process and non-cash share-based compensation expense, partially offset by bonus compensation to certain officers in 2005.
Other income was approximately $20,100 for the three months ended September 30, 2006 compared to approximately $14,500 for the same period in 2005. Other income for the nine months ended September 30, 2006 was approximately $55,700 compared to approximately $32,800 for the same period in 2005. The increase in both periods is primarily attributable to a higher cash balance in 2006 as compared to 2005.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the private sales of debt and equity securities. On September 30, 2006, we had cash and cash equivalents of approximately $3.1 million, compared to approximately $2.8 million on December 31, 2005 and $3.5 million on September, 30, 2005. The increase from December 30, 2005 is attributable to the proceeds that we received from a private equity financing that closed in the first quarter of 2006.
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
We will need to raise additional capital in order to grow our business operations. Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. Based on our current operating plan, we estimate that existing cash and cash equivalents will be sufficient to meet our cash requirements through the next twelve months based on current expense levels. We will need substantial additional funding to further develop our existing programs and initiate our pharmaceutical program. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing.
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
Critical Accounting Policies and Estimates
The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments including those related to revenue recognition, research and development costs, capitalized patent costs and valuation of stock options and warrants. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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

We adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
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

Certain Factors That May Affect Our Business and Future Results
Please see our Annual Report on Form 10-KSB for the year ended December 31, 2005 for a description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

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

PART II — OTHER INFORMATION
ITEM 6. Exhibits.

Exhibit Number
(Referenced to
Item 601 of
Regulation S-B)	Exhibit Description
3.1	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-a to the Company’s Form 10-KSB for the year ended December 31, 2000)

3.2	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)

3.3	Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company’s Form 10-KSB for the year ended December 31, 2000)

10.8(a)	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and Timothy Falla

10.9(a)	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and R. Stephen Beatty

10.17(b)	Second Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated October 4, 2006

10.22	Employment letter agreement dated effective as of October 1, 2006 between the Company and Lori Bush

10.23	Separation Agreement and Release dated October 12, 2006 between the Company and David Drajeske

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 9, 2006

HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/ R. STEPHEN BEATTY

R. Stephen Beatty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Kirske

David H. Kirske
Vice President and Chief Financial Officer
(Principal Financial Officer)