Form 10KSB
period 2006-12-31
HELIX BIOMEDIX INC
filed 2007-03-26
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-2099117 (I.R.S. Employer Identification No.)

22118-20th Avenue Southeast, Suite 204, Bothell, Washington 98021
(Address of principal executive offices)

(425) 402-8400
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State issuer’s revenues for its most recent fiscal year. $70,940

As of March 8, 2007, there were 22,788,514 shares of common stock, $0.001 par value, of Helix BioMedix, Inc. issued and outstanding. Based on the closing sales price on March 8, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $11,630,258.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference into Part III of this Annual Report.

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☑

HELIX BIOMEDIX, INC.
FORM 10-KSB

PART I

Forward-Looking Statements

Our disclosure and analysis in this Annual Report and in the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	statements concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about our product development schedule;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments, and any other sources to meet these requirements;

•	statements about our plans, objectives, expectations, and intentions; and

•	other statements that are not historical facts.

Words such as “believes,” “anticipates,” “expects”, and “intends”, and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in Item 1, “Business — Certain Factors That May Affect Our Business and Future Results” in this Annual Report. Other factors besides those described in this Annual Report could also affect actual results. You should carefully consider the factors described in Item 1, “Business — Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.

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

Overview

We are a bioactive peptide-based biopharmaceutical company. Our objective is to develop and commercialize consumer and pharmaceutical products containing our high value peptides and peptide fragments that have proven cosmetic and therapeutic potential carefully selected from our extensive library of patented bioactive peptides.

We have initially targeted using small chain or short amino acid fragments of our peptides with anti-infective, anti-inflammatory, cell proliferation, and migration properties as ingredients in cosmetics and potential topical therapeutics. Possible uses include anti-aging skin care, acne treatment, wound healing, and treatment of athlete’s foot and other fungal infections of the skin and hair including the management of various dermatoses.

To establish a foundation for our initial commercialization efforts, we successfully identified and isolated a number of peptides in the innate human immune system that have potential cosmetic and therapeutic benefits. However, peptides of the innate immune system are molecularly inappropriate for direct application in personal care or pharmaceutical products. By re-engineering these peptides using bioactive, synthetic small amino sequences, we believe that we have created commercially attractive alternatives that provide even greater benefits than those peptides found in nature.

In addition to our primary focus on peptides for use in cosmetic skin care and dermatological therapies, we believe our peptide library also promises new opportunities in certain therapeutic and industrial product categories such as oral care, biocides, and animal health. We view these additional applications as out-licensing opportunities with commercial or academic entities that specialize in those fields.

Our business was incorporated on February 2, 1988, and until 2000, we operated primarily as a technology development company, generating a portfolio of intellectual property focused on identifying and developing synthetic bioactive peptides. In 2000, we entered the commercialization stage of our business development plan with an increased emphasis on applying and commercializing the extensive library of patented bioactive peptides that we have developed.

Our website is located at www.helixbiomedix.com. Information contained on our website is not part of, and is not incorporated into, this Annual Report. Our filings with the SEC are available without charge on our website.

Consumer Programs

In 2004, we initiated license agreements with personal care contract manufacturers and materials suppliers for inclusion of certain of our proprietary cosmetics peptides in anti-acne and anti-aging skin care products. We rely on these industry supplier licensees to develop new product opportunities that incorporate our peptides and to create both awareness and demand for our technology among their personal care customer companies.

We believe our peptide technology further holds potential as a technology platform for personal care industry leaders. We collaborate directly with leading personal care companies to identify opportunities for strengthening their brand position with proprietary products featuring our peptide technology.

In 2006, we initiated our first efforts to create turn-key, validated products containing our peptide technology. We plan to introduce these new products into the marketplace through partnerships with personal care marketing companies. The first such product is scheduled for launch in the second half of 2007.

Anti-Acne Programs

We believe one of our lead cosmetic peptides promises significant advantages for skin care competitors in the over-the-counter acne treatment market. This proprietary peptide may be formulated into products with certain over-the-counter anti-acne ingredients for improvement in blemish-clearing benefits. The skin care benefits of this peptide derive from its ability to bind to a pro-inflammatory substance on the cell wall of the acne-causing bacteria. This pro-inflammatory substance is known to cause much of the redness associated with acne breakouts but, when bound to our peptide, is rendered inactive. Laboratory and clinical testing confirm the additional treatment benefits and higher level of consumer satisfaction associated with formulations that contain our peptide.

There are currently a number of product development initiatives incorporating our peptide into anti-acne formulations. We believe the use of this peptide is advantageous for globally marketed anti-acne products, not only because it supports more favorable outcomes with salicylic acid — based treatment products, but because it obviates the need for benzyol peroxide, an ingredient that is limited in application due to regulatory restrictions in certain markets as well as its potential harshness on sensitive skin.

Anti-Aging Programs

We have identified and qualified a number of peptides that target changes in the appearance of skin associated with the aging process. Because there are anti-aging skin benefits that derive from the skin’s natural healing process, much of the anti-aging aspect of our peptide library has been derived from the screening processes associated with our pharmaceutical wound healing programs.

Peptides that target improvement in the appearance of aging skin may affect one or more of the age-related skin characteristics: lines and wrinkles, loss of elasticity, loss of firmness and definition, appearance of darkened areas or general unevenness of skin tone, rough texture, and thinning of the skin.

One of our lead anti-aging peptides targets several aspects of support for the skin’s structural matrix. This peptide has been demonstrated to accelerate the migration of cells from the skin’s uppermost layer to strengthen areas prone to lines and wrinkles and to impart a smoother, firmer appearance. This peptide has been clinically demonstrated to provide equivalent benefits to the leading prescription anti-aging products, but without the risk of irritation associated with aggressive retinoids. This peptide is being formulated into various cosmetic skin care products that are anticipated to launch in the second half of 2007.

We believe that, through the isolation of peptides derived from naturally recurring sequences that we call Replikinestm, and specific combinations of those Replikinestm that we call Combikinestm, we can increase the benefits derived from peptide applications in cosmetic anti-aging skin products. We have entered into an evaluation and development initiative with a leading supplier of cosmetic ingredients to qualify these new peptide technologies and hope to bring them to market in 2008. Recently identified peptide opportunities for our anti-aging portfolio include a group of synthetic peptides that we have branded as Modukinestm. These peptides work to interrupt processes that accelerate the undesirable changes in skin associated with aging, including the accelerated breakdown of collagen and elastin, the skin’s key structural components. We believe several of these Modukinestm hold commercial promise beyond the area of anti-aging skin care as they support the skin’s resiliency.

We are also working to identify opportunities for peptides to interrupt the pathways that lead to undesirable discoloring and mottled skin tone. This effort is especially timely as hydroquinone, one of the key ingredients used for such cosmetic benefits in the United States, has recently been withdrawn from the market, creating a need that we believe may be safely and effectively addressed with peptides that we are currently developing.

We have identified numerous opportunities for the addition of peptides into therapeutic moisturizers and shampoos in support of the healthy appearance and comfort of skin and scalp. Potential benefits of adding certain peptides to cosmetically therapeutic moisturizers and hair care products include resistance to secondary infection associated with compromised skin, restoration of healthy appearance to cracked, flaky feet that do not respond to ordinary moisturizers, reduced flaking, and improved comfort associated with conditions of the scalp.

While our primary product focus is currently on advanced cosmetic and over-the-counter treatment of skin and hair, we have also identified other categories where our peptides may offer product benefits. For example, we continue to seek partnership opportunities for development and licensing opportunities in the areas of oral care and odor management.

Pharmaceutical Programs

We are developing a novel, broad-spectrum, topical anti-infective for the treatment of skin and wound infections and the prevention of Staphylococcus aureus (S. aureus) infections including those caused by MRSA (Methicillin Resistant S. aureus). These programs are based upon a first-in-class family of molecules known as lipohexapeptides (or small molecule peptides) that we developed to specifically combine the attributes of small molecule natural products with the advantages of antimicrobial peptides. This new class of anti-infective peptide has demonstrated significant improvement in activity, both in vitro and in vivo, over traditional antimicrobial peptides.

As with traditional antimicrobial peptides, our lead lipohexapeptides are rapidly cidal, fail to engender resistance in vitro, are readily synthesized and do not exhibit cross-resistance with other antibiotics. However, these molecules also have the advantage of being more stable, more active, safer, and more cost-effective to manufacture than traditional antimicrobial peptides. In addition, primarily due to acylation (addition of a lipid), these molecules are significantly more active in complex biological environments such as serum or wound fluid. As a result, lipohexapeptides exhibit potent activity in animal infection models.

In pre-clinical testing our lead molecules exhibited broad-spectrum antimicrobial activity against significant bacterial pathogens such as S. aureus, Streptococcus pyogenes, and Pseudomonas aeruginosa, and also pathogenic fungi such as Candida and Trichophyton species. This activity was maintained against antibiotic-resistant organisms such as MRSA and Vancomycin Resistant Enterococci. Our lead molecules have demonstrated significant activity in both bacterial and fungal animal infection models. In a S. aureus abraded skin infection model, our lead lipohexapeptides significantly reduced the number of bacteria following three days of once-daily dosing, and in many cases, our peptide eradicated the pathogen. In a guinea pig dermatophytosis model, our lead peptide candidates significantly reduced pathogen count and delivered clinical benefits comparable to Terbinafine, a drug approved by the Food and Drug Administration (FDA) for onchomycosis. In both animal models, toxicity was not significantly different from that without peptides.

Acne Anti-infective

The National Institute of Arthritis, Musculoskeletal and Skin Disorders estimate that 17 million people are affected by acne in the United States every year. Acne is the most common skin disorder of adolescence and early adulthood (ages 11-30), affecting 80% of that demographic. Generally, mild to moderate cases are treated with topical medications, with more severe cases being treated with systemic or a combination of topical and systemic therapies. The global market for prescription anti-acne products is currently estimated to be $2.0 billion, and the largest segment of this is attributed to topical medications. While topical antibiotics such as Clindamycin make up a large part of this market, providing significant clinical benefit, the emergence of resistance to antibiotics such as Clindamycin occurred as early as 1979.

Our lipohexapeptide program is specifically directed at developing small, stable, and highly potent antimicrobials capable of delivering therapeutic benefit within the clinical environment. These molecules overcome the specific challenges typically associated with acne such as the ability to work in an oil and serum environment and the ability to kill organisms deep within a pore. The efficacy observed in the dermatophytosis model described above demonstrates the penetration and antimicrobial effects of these molecules in the hair follicle of the host.

MRSA

There is an ever-increasing global problem of antimicrobial resistance. This phenomenon has been well documented by the Centers for Disease Control and Prevention, which recently identified a 28.5% increase in S.aureus oxacillin (methicillin) resistance in hospitals taking part in the National Nosocomial Infections Surveillance system from 1992-2003. Their report concludes that action is necessary to control the spread of this organism, and, to this end, several European countries have been successful in identifying and treating colonized patients quickly. The ability of lipohexapeptides to safely and effectively kill S.aureus in an abraded skin infection model, and the fact that this class of molecule exhibits potent activity against both methicillin and mupirocin (current therapy) resistant strains, support its development potential. The broad spectrum of activity exhibited by lipohexapeptides also enables possible application to chronic wounds, burn wounds, and trauma wounds in which multiple pathogens can cause significant morbidity and mortality. The market for such topical anti-infectives is currently estimated to be $1.5 billion per year.

Topical fungal infections

Trichophyton species are the major cause of a significant number of fungal skin infections including, athlete’s foot, tinea capitis (scalp ringworm), and onychomycosis (nail fungus). Up to 70% of Americans have athlete’s foot at any given time, 13% of US school children (85% of children in many other countries) test positive for tinea capitis, and 22-40% of Americans 51-100 years of age have onychomycosis. These disease conditions have contributed to the worldwide sales for prescription topical antifungals exceeding $1 billion in 2006, with a similar level of sales for over-the-counter products addressing these conditions. Our pre-clinical data have shown that our lead molecules are capable of treating Trichophyton infections and hold great promise for multiple dermatological indications.

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

Even if our peptide technology proves successful, we might not be able to be competitive in this rapidly advancing area of technology. Some of our potential competitors have more financial and other resources, larger research and development staffs, and more experience than we do in researching, developing, and testing products. Some of these companies also have more experience than we do in conducting clinical trials, obtaining FDA and other regulatory approvals, and manufacturing, marketing, and distributing medical and consumer products. Smaller companies may successfully compete with us by establishing collaborative relationships with larger companies or academic institutions. Our competitors may succeed in developing, obtaining patent protection for or commercializing their products more rapidly than us. A competing company developing, or acquiring rights to, a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment, could render our products noncompetitive or obsolete.

Suppliers

We believe that there are several readily available sources of amino acids used for our peptides. We do not plan to manufacture peptides on a commercial scale. However, in support of the development process required to advance our licensing strategy, we have produced and maintain a small, inexpensive peptide inventory. In planning for commercial-scale production, we have sought collaborations with several credible, experienced manufacturers specializing in the production of peptides. With their assistance, we have developed production and cost plans that will support the inclusion of our peptides in a wide range of both consumer and clinical products. We believe several of these contract manufacturers are capable of scaling peptide synthesis to support all of our projected volume and configuration requirements.

Intellectual Property Rights

We have developed a proprietary library containing a broad and diverse array of synthetic bioactive peptides. Our peptide library not only includes multiple proprietary peptides, but also includes various compositions of and methods of using those peptides. We believe that our patents and patent applications provide broad and early patent coverage that offers important competitive advantages that no other competitor can provide.

We currently hold nine patents issued in the United States, two provisional United States applications, and three non-provisional United States applications. We also have ten issued foreign patents and two Patent Cooperation Treaty (PCT) applications pending. These patents and patent applications describe six distinct classes of peptides, comprising more than 100,000 unique peptide sequences. The control of a patent-protected library comprising several distinct classes of peptides distinguishes us from our competitors, many of whom are attempting to develop only a single class of peptides for multiple applications. The breadth of our library offers scientists an exceptionally wide range of options in matching optimal peptides with individual product or therapeutic requirements.

We rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary technologies and products. We aggressively seek U.S. and international patent protection applicable to our peptide technologies. We also rely on trade secret protection for our confidential and proprietary information and in-license technologies we view as necessary to our business plan.

With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests. We have taken security measures to protect our proprietary know-how, technologies, and confidential data, and continue to explore further methods of protection. We require all employees, consultants, and collaborators to enter into confidentiality agreements, and employees and consultants enter into invention assignment agreements with us. We cannot assure you, however, that these agreements will provide meaningful protection or adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by our competitors.

In the case of a strategic partnership or other collaborative arrangement which requires the sharing of data, our policy is to disclose to our partner, under controlled circumstances, only data that is relevant to the partnership or arrangement during the contractual term of the strategic partnership or collaborative arrangement, subject to a duty of confidentiality on the part of our partner or collaborator. Disputes may arise as to the ownership and corresponding rights to know-how and inventions resulting from research by us, and our corporate partners, licensors, scientific collaborators, and consultants. We cannot assure you that we will be able to maintain our proprietary position or that third parties will not circumvent any proprietary protection we have. Our failure to maintain exclusive or other rights to these technologies could harm our competitive position.

To continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our discovery, research, development, and commercialization activities.

Regulation

Federal, state and local governmental authorities in the United States and other countries regulate, among other things, the testing, production, distribution and sale of prescription and over-the-counter drugs and cosmetics. In the United States, the Food and Drug Administration, or the FDA, acting under the Food Drug and Cosmetic Act, or FDCA, and other federal statutes and FDA implementing regulations, regulates products primarily on the basis of their intended use, as determined by the labeling claims made for the product.

Although under our licensing strategy our collaborators will bear the majority of regulatory compliance burden, our ability to successfully out-license and collaborate with others on our product candidates requires that we understand the regulations and restrictions on commercialization of cosmetic and drug products.

FDA regulation of cosmetics

The FDCA defines cosmetics as products and their components intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body or any part thereof for cleansing, beautifying, promoting attractiveness, or altering the appearance. Cosmetic products are not subject to FDA pre-market approval authority, although the FDA can take enforcement action for marketed cosmetic products that are adulterated or misbranded, including violations of product safety requirements, use and quantity of ingredients, labeling and promotion and methods of manufacture. Additionally, the FDA monitors compliance of cosmetic products through random inspections of cosmetic manufacturers and distributors. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act and other FDA regulations.

Our licensing strategy with cosmetics manufacturers requires that we operate within the confines of cosmetic intended uses when developing and partnering for the commercialization of relevant products.

FDA regulation of drug products

The FDCA defines drugs as products intended to cure, mitigate, treat or prevent a disease or to affect the structure or any function of the human body. In comparison to cosmetics, drug products are subject to more comprehensive safety and effectiveness requirements of the FDCA and its implementing regulations. The FDA and its counterparts in other countries extensively regulate the pre-clinical and clinical testing, approval, manufacturing, labeling, storage, record-keeping, reporting, advertising, promotion, import, export, marketing, and distribution, among other things, of drug products. If we or our collaborators do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our clinical trials may be suspended or terminated, our production may be partially or totally suspended, the government may refuse to approve related marketing applications, and we may be subject to an injunction, and/or criminally prosecuted.

The steps required before a new drug may be marketed in the United States include (i) pre-clinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application, or NDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. Pre-clinical testing is generally conducted on laboratory animals to evaluate the potential safety and the efficacy of a drug. The results of these studies are submitted to the FDA as a part of an IND, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

This testing, the preparation of necessary applications, the processing of those applications by the FDA, and potential review of the applications by an FDA advisory panel of outside experts are expensive, and typically take many years to complete. The FDA may not act quickly or favorably in reviewing these applications, or may deny approval altogether, and we or our collaborators may encounter significant difficulties or costs in our efforts to obtain FDA approval.

We believe that certain of our lipohexapeptide product candidates for treatment of topical skin infections may require complete NDA preparation by our collaborators, as may certain of our Over The Counter (OTC) drug product candidates. To date, we have not conducted human clinical trials of our lipohexapeptides.

The OTC monograph system

While FDA approval is generally required before a new drug product may be marketed in the U.S., many OTC drugs are exempt from the FDA’s pre-marketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drug ingredients in the market. Through this process, the FDA issues monographs for therapeutic product categories that set forth the specific active ingredients, dosages, strengths, indications for use, warnings and labeling statements for OTC drug ingredients that the FDA will consider generally recognized as safe and effective for OTC use and therefore not subject to pre-market approval.

For most categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers.

Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, manufacturing in accordance with cGMPs, general and specific labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. Drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

Our anti-acne and certain topical antimicrobial product candidates may be regulated under the OTC monograph system by the FDA.

We are also subject to regulation by the Occupational Safety & Health Administration (OSHA), and the Environmental Protection Agency (EPA), and to various laws, and regulations relating to safe working conditions, laboratory, and manufacturing practices, and the use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds used in connection with our research, and development activities, and we may in the future be subject to other federal, state or local laws or regulations. OSHA, the EPA or other regulatory agencies may promulgate regulations that may affect our research and development programs. We are also subject to regulation by the Department of Transportation, and to various laws and regulations relating to the shipping of cells, and other similar items. We are unable to predict whether any agency will adopt any regulation that could limit or impede our operations.

Depending on the circumstances, failure to meet these other applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, partial or total suspension of production, denial or withdrawal of pre-marketing product approval or refusal to allow us to enter into supply contracts, including government contracts.

Sales of cosmetics and drug products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we or our collaborators have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities of foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain this approval may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country-specific regulations, including in some countries price controls.

During the fiscal years ended December 31, 2005 and 2006, we expended approximately $834,200 and $988,500, respectively, on our research and development programs.

To date, we have not incurred any substantial costs to comply with environmental laws or regulations.

Personnel

As of December 31, 2006, we employed eight personnel, all on a full-time basis, including three employees involved in research. None of our employees is covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

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

We will need to raise additional capital to fund our operations and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

Developing products and conducting pre-clinical testing of antimicrobial peptide technologies requires substantial amounts of capital. To date, we have raised capital primarily through private equity financings. If we are unable to timely obtain additional funding, we may never obtain the results necessary to commercialize any of our products. We will need to raise additional capital to, among other things:

•	commercialize our product candidates;

•	fund our pre-clinical studies;

•	continue our research and development activities;

•	finance our general and administrative expenses; and

•	prepare, file, prosecute, maintain, enforce, and defend patent and other proprietary rights.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used approximately $3.0 million in operating activities for the year ended December 31, 2006, and approximately $2.8 million in 2005. After giving effect to our recent private placements of common stock which raised approximately $2.0 million and $148,750 and closed on March 5, 2007, and March 26, 2007, respectively, we believe that based upon the current status of our product development, and collaboration plans, our cash and cash equivalents and marketable securities should be adequate to satisfy our capital needs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

•	our ability to enter into revenue producing agreements;

•	the progress, expansion, and cost of our pre-clinical, and research and development activities;

•	any future decisions we may make about the scope and prioritization of the programs we pursue;

•	the development of new product candidates or uses for our antimicrobial peptide technologies;

•	changes in regulatory policies or laws that affect our operations; and

•	competing technological and market developments.

If we raise additional funds by issuing equity securities, further dilution to stockholders may result, and new investors could have rights superior to holders of shares of our currently issued, and outstanding common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some portion or all of our development programs. We also may have to license to other companies our products or technologies that we would prefer to develop, and commercialize ourselves.

We expect to continue to incur substantial losses and we may never achieve profitability.

We are a development stage company and have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $3.8 million for the year ended December 31, 2006, and we may never become profitable. As of December 31, 2006, we had a deficit accumulated during the development stage of approximately $24.1 million. These losses have resulted principally from costs incurred in our research and development programs, and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates, and expect that our rate of spending may accelerate as the result of the increased costs, and expenses associated with expanded in-house research and development of our lead candidates, out-licensing initiatives, clinical trials, regulatory approvals, and commercialization of our antimicrobial peptide technologies. We plan to identify lead peptides demonstrating the potential for commercially viable products. Development of these products will require extensive in-vitro and in-vivo testing. This testing, as well as the extension of existing pre-clinical testing, will require the establishment of strategic partnerships with third parties. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We are at an early stage of product development and do not yet have commercially marketable products to provide material revenue.

Although we have been developing our antimicrobial peptide technology since 1988, we remain a development stage company and to date have generated no material revenue from product sales. Our strategic plan contemplates the development of both pharmaceutical and non-pharmaceutical products, and applications for our proprietary peptides. However, there can be no assurance that products will be commercialized in either field as a result of continued development programs or from joint efforts with any future collaborative partner. The failure to develop safe, commercially viable pharmaceutical or non-pharmaceutical applications for our technology will have a material adverse effect on our business, operating results, and financial condition.

We need to enter strategic alliances with third parties to develop, test, and produce commercially viable products.

A key element of our strategy is to enhance development programs and fund capital requirements, in part, by entering into collaborative agreements with cosmetic, pharmaceutical, and other biotechnology companies. We also plan to explore collaborations with non-pharmaceutical companies, and opportunities for incorporating our antimicrobial peptides into non-clinical applications such as cosmetics and biocides. Although the development of such alliances is one of our objectives, there can be no assurance that we will succeed in attracting substantial collaborative partners who can materially assist in the development and commercialization of our technology. The development of commercially viable products from our technology will likely require the technical collaboration and financial assistance of other, significantly larger third parties, to bear most of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing, and marketing prior to commercial sale. Even if we are successful in attracting collaborative partners, and those collaborations yield commercially viable products, our receipt of revenue will be substantially dependent upon the decisions made by, and the manufacturing, and marketing resources of these strategic partners. Further, there can be no assurance that our interests will coincide with those of any future collaborative partner, that such a partner will not develop, independently or with third parties, products that could compete with those products contemplated by any agreement we may have with that partner, or that disagreements over rights, technology or other proprietary interests will not occur. The failure to develop strategic business alliances that facilitate the development, testing, and commercialization of our products will have a material adverse effect on its business, operating results, and financial condition.

Because of the specialized nature of our business, the termination of relationships with key management and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies and obtaining financing.

The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract, and retain qualified scientific, technical, and managerial personnel. We are highly dependent upon R. Stephen Beatty, our President and Chief Executive Officer, Dr. Timothy Falla, our Vice President and Chief Scientific Officer, and Lori Bush, our Chief Operating Officer. Our future success depends, in part, upon our ability to attract, retain, and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, possibly in the areas of business development, and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face competition for qualified individuals from numerous biotechnology companies, as well as academic, and other research institutions. To the extent we are unable to attract and retain any of these individuals on favorable terms, our business may be adversely affected.

We rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We intend to continue to develop alliances with third-party collaborators to develop and market our current and future product candidates. We may not be able to attract third-party collaborators to develop and market product candidates, and may lack the capital and resources necessary to develop its product candidates alone. If we are unable to locate collaborators, or if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize its product candidates, which would limit our ability to generate revenue and become profitable.

We face substantial competition in our product development efforts from personal care, pharmaceutical and biotechnology companies, universities and other not-for-profit institutions.

We face significant competition in our attempts to develop applications of our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities, and financial, scientific, marketing, and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. We expect that competition in the development of products analogous to our antimicrobial peptide technology will intensify. Our competitors may succeed in developing products earlier than we do, entering into successful collaborations before us, obtaining approvals from the U.S. Food and Drug Administration (FDA) or other regulatory agencies for such products before us, or developing products that are more effective than those we develop or propose to develop. The success of any one competitor in these or other respects will have a material adverse effect on our business, operating results, and financial condition.

We face product liability risks and may not be able to obtain adequate insurance to protect against losses.

The current use of any of our products, including in pre-clinical trials, and the sale of any of our products exposes us to liability claims. These claims might be made directly by consumers and our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We have expanded our insurance coverage to include the sale of commercial products. However, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may be insufficient to cover such claims and our business operations could be impaired.

If we are unable to protect our proprietary rights, we may not be able to compete effectively.

Our success depends in part on obtaining, maintaining, and enforcing our patents and other proprietary rights. We believe we own, or have rights under licenses to, issued patents and pending patent applications that are necessary to commercialize our antimicrobial peptides. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary and patented technologies.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. Furthermore, the application, and enforcement of patent laws and regulations in foreign countries is even more uncertain. Accordingly, we cannot assure you that we will be able to effectively file, protect or defend our proprietary rights in the United States or in foreign jurisdictions on a consistent basis.

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

We also rely on certain proprietary trade secrets and know-how, especially where we believe patent protection is not appropriate or obtainable. Trade secrets and know-how, however, are difficult to protect. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and invention assignment agreements with our employees, consultants and contractors. It is possible, however, that these persons may unintentionally or willingly breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets and know-how.

If the use of our technologies conflicts with the rights of others, we could be subject to expensive litigation or be required to obtain licenses from others to develop or market antimicrobial peptides.

Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our antimicrobial peptide technology, pay licensing fees or cease activities. If our antimicrobial peptide technology conflicts with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers or potential collaborators, claiming damages, and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a license in order to continue to manufacture or market the affected products. A required license under the related patent may not be available on acceptable terms, if at all.

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

Our rights to use peptides and technologies licensed to us by third parties are not within our control and we may not be able to implement our antimicrobial peptide technology without these peptides and technologies.

We have licensed patents and other rights, which are necessary to our antimicrobial peptide technology and antimicrobial peptides. Our business will significantly suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid. We have in-licensed several peptide patents and patent applications from the University of British Columbia. These licenses terminate upon the expiration of the last licensed patent, and may also be terminated in the event of a material breach.

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

Our executive officers, directors, principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 38.9% of our outstanding common stock and common stock equivalents as of December 31, 2006. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.

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

The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenue and earnings, have been highly volatile, and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced class action securities litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable, and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources, and harm our financial condition and results of operations.

Our certificate of incorporation, bylaws, and stockholder rights agreement may delay or prevent a change in our management.

Our amended and restated certificate of incorporation, bylaws, and stockholder rights agreement contain provisions that could delay or prevent a change in our board of directors and management teams. Some of these provisions:

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

Executive Officers

Name	Age	Position

R. Stephen Beatty	57	President and Chief Executive Officer
Lori H. Bush	50	Chief Operating Officer
Timothy J. Falla, Ph.D.	41	Vice President and Chief Scientific Officer
David H. Kirske	53	Vice President and Chief Financial Officer

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

Lori H. Bush joined us in October 2006 and serves as our Chief Operating Officer. Prior to joining the company, Ms. Bush was President of Nu Skin, the multi-national personal care products division of Nu Skin Enterprises where she continues to chair their Professional Advisory Board. Prior to her position at Nu Skin, Ms. Bush held the positions of Executive Director, Worldwide Skin Care Ventures for the Johnson and Johnson Consumer Products Companies, and Vice President, Professional Marketing for Neutrogena, a Johnson and Johnson Company. She currently sits on the board of directors of Matrixx Initiatives, Inc. Ms. Bush earned her B.S. from The Ohio State University and M.B.A. from Temple University.

Timothy J. Falla, Ph.D. has served as our Vice President and Chief Scientific Officer since June 2001. From 1998 until 2001, Dr. Falla was Principal Scientist with IntraBiotics Pharmaceuticals, Inc. where he led a multi-disciplinary scientific research team focused on antibacterial drug discovery and development. Dr. Falla holds a B.S. in Applied Biology from the University of Wales, and a Ph.D. in Molecular Biology and Infectious Disease from Oxford University and the University of Wales.

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

We currently lease approximately 8,500 square feet of laboratory and office space in Bothell, Washington. The lease expires in November 2009 and includes an option to extend the term of the lease for three years.

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

	Year Ended December 31,
	2006		2005
	High	Low	High	Low

First Quarter	$1.01	$0.72	$2.05	$1.45
Second Quarter	$1.46	$0.86	$1.75	$1.40
Third Quarter	$1.10	$0.85	$1.50	$0.90
Fourth Quarter	$1.01	$0.70	$1.07	$0.65

As of February 28, 2007, we had 905 holders of record, and approximately 1,200 beneficial stockholders of our common stock. Such holders include any brokers or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For a discussion of forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements in this Annual Report, see Part I, “Forward-Looking Statements,” and Item 1, “Business — Certain Factors That May Affect Our Business and Future Results.”

Management Discussion and Analysis Overview

In Management’s Discussion and Analysis or Plan of Operation, we explain the financial condition, changes in financial condition and results of operations of our company, including, among other things:

•	an overview of our business;

•	results of operations and why those results are different from prior years; and

•	the capital resources that we currently have and possible sources of additional funding for future capital requirements.

Business Overview

Our mission is to become an industry leader in developing and commercializing small proteins known as bioactive peptides. We have a proprietary library containing a broad array of these synthetic bioactive peptides. All of our pharmaceutical products are currently in the preclinical stage of development. We do not separately track costs associated with our preclinical projects due to the cost burden associated with accounting at such levels of detail and our limited resources. However, the majority of our research and development spending is on the two areas of application discussed below. Our business strategy is to develop and out-license the rights to use proprietary peptides in distinct fields of application to third parties. We have developed several peptide sequences in two broad areas of application, which consist of:

•	Skin care — we have developed a number of peptides capable of stimulating aspects of the skin’s innate ability to regenerate.

•	Pharmaceutical — our peptides have demonstrated promising results in the areas of topical anti-infectives and wound healing.

Due to the early stage of development of each of our peptide sequences in our pharmaceutical programs, we are unable to estimate the total costs and timing to complete development. Additionally, we currently anticipate out-licensing our product candidates and the final development will depend on the efforts of third parties. The timing of our being able to enter into any licensing agreements resulting in significant payments to us is uncertain. Thus we lack the experience necessary to determine when material cash flows from our projects will materialize, if at all.

Results of Operations

As of December 31, 2006, our accumulated deficit was approximately $24.1 million. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our working capital in recent years has resulted from equity financings. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into revenue generating out-license arrangements. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Years Ended December 31, 2006 and December 31, 2005

Revenue for the year ended December 31, 2006 was approximately $70,900 compared to approximately $108,400 in the prior year, a decrease of 34.6%. The decrease in revenue is primarily attributable to a decrease in peptide sales. Revenues in 2007 will be dependent on our ability to enter into collaborative and licensing arrangements with third parties.

Cost of sales for the year ended December 31, 2006 was approximately $163,000 compared to approximately $84,300 in the prior year, an increase of 93.4%. The increase in cost of sales is primarily attributable to inventory being written down approximately $151,400 to net realizable value in 2006.

Research and development expenses were approximately $988,500 for the year ended December 31, 2006 compared to approximately $834,200 in the prior year, an increase of 18.5%. The increase is attributable primarily to the adoption of FAS123R in 2006, which resulted in approximately $87,100 of incremental expense, and certain external studies conducted in 2006 which were not conducted in 2005.

Depreciation and amortization expenses were approximately $180,800 for the year ended December 31, 2006 compared to approximately $175,100 in the prior year, an increase of 3.3%. The increase is primarily attributable to additional equipment purchased in 2006 to support our research and development efforts.

Accounting, legal, and professional expenses were approximately $318,100 for the year ended December 31, 2006 compared to approximately $300,900 in the prior year, an increase of 5.7%. The increase is primarily attributable to legal fees associated with the protection of existing patents and the application for new patents.

Consulting fees were approximately $14,800 for the year ended December 31, 2006 compared to approximately $133,500 in the prior year, a decrease of 88.9%. The decrease in consulting fees is associated primarily with services required in 2005 relating to the implementation of a new financial reporting system and to services provided to support financing for the company.

General and administrative expenses were approximately $2.3 million for the year ended December 31, 2006 compared to approximately $1.9 million in the prior year, an increase of 21.2%. The increase in general and administrative expenses is primarily attributable to costs associated with the addition of two board members, stock compensation expense required under FAS123R, which resulted in approximately $304,100 of incremental expense, the hiring of a Chief Operating Officer, and severance payments related to the departure of the Vice President of Business Development as of October 15, 2006.

Interest income was approximately $74,600 for the year ended December 31, 2006 compared to approximately $46,100 for the prior year, an increase of 61.8%. The increase in interest income was primarily due to a higher average cash balance and a higher average interest rate in 2006.

Years Ended December 31, 2005 and December 31, 2004

Revenue for the year ended December 31, 2005 was approximately $108,400 compared to approximately $93,700 in the prior year, an increase of 15.7%. The increase in revenue was primarily attributable to peptide sales, at cost.

Cost of sales for the year ended December 31, 2005 was approximately $84,300 compared to no cost of sales in 2004. This was primarily attributable to the sale of peptides to two customers in 2005.

Research and development expenses were approximately $834,200 for the year ended December 31, 2005 compared to approximately $915,200 in the prior year, a decrease of 8.9%. The decrease was primarily attributable to the costs of certain external studies conducted in 2004, which were not conducted in 2005.

Depreciation and amortization expenses were approximately $175,100 for the year ended December 31, 2005 compared to approximately $160,600 in the prior year, an increase of 9.0%. The increase was primarily attributable to additional equipment purchased in 2005 to support our research and development efforts.

Accounting, legal, and professional expenses were approximately $300,900 for the year ended December 31, 2005 compared to approximately $312,600 in the prior year, a decrease of 3.7%. The decrease was attributable to lower professional fees in 2005.

Consulting fees were approximately $133,500 for the year ended December 31, 2005 compared to approximately $128,000 in the prior year, an increase of 4.3%. The increase in consulting fees was associated primarily with services required in 2005 relating to the implementation of a new financial reporting system.

General and administrative expenses were approximately $1.9 million for the year ended December 31, 2005 compared to approximately $1.7 million in the prior year, an increase of 11.0%. The increase in general and administrative expenses was primarily attributable to costs associated with bonuses paid to certain officers in 2005 totaling $120,000 in consideration of services rendered for the two prior years.

Interest income was approximately $46,100 for the year ended December 31, 2005 compared to approximately $22,100 for the prior year, an increase of 108.6%. The increase in interest income was primarily due to higher levels of cash invested during 2005 compared to 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. On March 5, 2007, we closed a private equity financing, receiving cash of approximately $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock.

In a second closing held on March 26, 2007, we received cash of approximately $148,750 in exchange for 198,332 shares of $0.001 par value common stock.

On March 3, 2006, we closed a private equity financing, receiving cash of approximately $2.4 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00.

In a second closing held on March 10, 2006, we received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrant to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00.

On February 28, 2005, we announced that we closed the initial closing of a private equity financing, receiving cash of approximately $2.3 million in exchange for 1,548,501 shares of common stock and warrants to purchase up to 125,000 additional shares of common stock. The warrants have a 5-year term and a per share purchase price of $1.50. In a second closing held on March 2, 2005, we received $175,000 in exchange for 116,666 shares of common stock.

On March 1, 2005, we commenced a tender offer to holders of certain of our warrants that were purchased in four private placement financings to exchange their warrants as follows:

•	2001/2002 Warrants (warrants to purchase shares of our common stock issued as part of the units described in the private placement memorandum dated May 2001): We offered to issue either (a) 0.82 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2002/2003 Warrants (warrants to purchase shares of our common stock issued as part of the units described in the private placement memorandum dated September 2002, and amended December 2002): We offered to issue either (a) 0.84 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.25 for each warrant share tendered.

•	2003 Warrants (warrants to purchase shares of our common stock issued as part of the units described in the private placement memorandum dated November 2003): We offered to issue either (a) 0.37 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.56 for each warrant share tendered.

•	2004 Warrants (warrants to purchase shares of our common stock issued as part of the units described in the private placement memorandum dated March 2004): We offered to issue either (a) 0.60 shares of common stock for each warrant share tendered; or (b) 1.0 share of common stock for each warrant share tendered upon payment of $0.50 for each warrant share tendered.

On May 31, 2005, we closed the tender offer to exchange certain of our outstanding warrants. In this transaction, we received proceeds in the amount of approximately $1.3 million and issued 4,960,918 million shares of common stock in exchange for the cancellation of warrants that provided for the purchase of approximately 5.5 million shares of its common stock.

We will need to raise additional capital in order to grow our business operations. As of December 31, 2006, we had cash and cash equivalents and marketable securities of approximately $2.3 million, compared to approximately $2.8 million as of December 31, 2005. Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. Based on our current operating plan, we estimate that existing cash and cash equivalents and marketable securities will be sufficient to meet our cash requirements through 2007 based on current expense levels. We will need substantial additional funding to further develop our existing programs, including our pharmaceutical program. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to revenue recognition, research and development costs, capitalized patent costs and valuation of stock options and warrants. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

•	Revenue Recognition. We recognize revenue from the sale of peptides when title transfers to the customer, typically upon shipment. We recognize revenue from licensing fees when delivery has occurred and no future obligations exist. Royalties from licensees, if any, are based on third-party sales and recorded as earned in accordance with contract terms when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These costs, including personnel costs, supplies, and other indirect research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such collaborative agreements, we expense these items as incurred.

•	Capitalization of Patent Costs. We capitalize the third party costs associated with filing patents or entering into licenses associated with our underlying technology. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by Emerging Issues Task Force (EITF) Issue No. 96-18 and EITF Issue No. 00-18.

We adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. We are currently assessing the expected impact of this Interpretation on our financial statements.

In the fourth quarter of 2006, we adopted the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations in SAB No. 108, which expresses the SEC’s staff views, were issued to address the diversity in the practice of quantifying financial statement misstatements and the potential under current practice for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in material misstatement. The adoption of this interpretation did not have an impact on our financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Page

Index to Financial Statements
Report of KPMG LLP, Independent Registered Public Accounting Firm	23
Report of Prior Independent Registered Public Accounting Firm	24
Balance Sheets as of December 31, 2006 and 2005	25
Statements of Operations for the years ended December 31, 2006 and December 31, 2005 and for the period from inception (November 7, 1988) to December 31, 2006	26
Statements of Stockholders’ Equity (Deficit) for the period from inception (November 7, 1988) to December 31, 2006	27
Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005 and for the period from inception (November 7, 1988) to December 31, 2006	30
Notes to Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Helix BioMedix, Inc.

We have audited the accompanying balance sheets of Helix BioMedix, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from November 7, 1988 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity (deficit), and cash flows for the period November 7, 1988 (inception) to December 31, 2006 include amounts for the period from November 7, 1988 (inception) to December 31, 1988 and for each of the years in the thirteen-year period ending December 31, 2001, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 7, 1988 through December 31, 2001, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period November 7, 1988 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Helix BioMedix, Inc. (a development stage company) adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/  KPMG LLP

Seattle, Washington
March 26, 2007

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

/s/  COMISKEY & COMPANY
PROFESSIONAL CORPORATION

Denver, Colorado
February 1, 2002

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,276,901	$2,827,959
Marketable securities	980,000	—
Accounts receivable	—	18,988
Inventory	—	35,316
Prepaid expenses and other current assets	86,732	101,363

Total current assets	2,343,633	2,983,626

Property and equipment:
Machinery and equipment	523,797	448,883
Furniture and fixtures	46,734	14,627
Leasehold improvements	43,993	28,215

	614,524	491,725
Less: accumulated depreciation	(419,796)	(323,662)

Property and equipment, net	194,728	168,063

Other assets:
Deposits	4,211	10
Antimicrobial technology, net	26,213	37,322
Licensing agreements, net	43,416	47,011
Patents pending and approved, net	441,733	505,908

	515,573	590,251

Total assets	$3,053,934	$3,741,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,549	$57,993
Accrued payroll	59,000	—
Accrued expenses	76,918	166,366
Deferred revenue	54,390	—

Total current liabilities	255,857	224,359

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,788,514 shares outstanding at December 31, 2006; 20,190,514 shares outstanding at December 31, 2005	22,788	20,190
Additional paid-in capital	26,908,198	23,906,974
Deferred stock compensation	—	(105,000)
Deficit accumulated during the development stage	(24,132,909)	(20,304,583)

Total stockholders’ equity	2,798,077	3,517,581

Total liabilities and stockholders’ equity	$3,053,934	$3,741,940

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006 and 2005 and
for the Period from Inception (November 7, 1988) to December 31, 2006

	Inception
	(November 7, 1988)	For the Years Ended
	to December 31,	December 31,
	2006	2006	2005

Revenue	$450,974	$70,940	$108,408

Operating expenses:
Cost of peptide sales	247,329	162,991	84,338
Research and development	6,518,697	988,451	834,231
Depreciation and amortization	1,081,313	180,755	175,136
Accounting, legal and professional	2,492,137	318,113	300,895
Consulting fees	2,879,146	14,767	133,518
General and administrative	10,204,473	2,307,620	1,903,615

Total operating expenses	23,423,095	3,972,697	3,431,733

Loss from operations	(22,972,121)	(3,901,757)	(3,323,325)

Other (income) expense:
Gain on settlement of lawsuit	(48,574)	—	—
(Gain) loss on sale of equipment	(5,276)	1,177	—
Interest expense	1,459,442	—	—
Interest income	(244,804)	(74,608)	(46,086)

	1,160,788	(73,431)	(46,086)

Net loss	$(24,132,909)	$(3,828,326)	$(3,277,239)

Basic and diluted net loss per share		$(0.17)	$(0.18)

Weighted average shares outstanding		22,343,087	17,858,807

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years ended December 31, 2006 and 2005 and
for the Period from Inception (November 7, 1988) to December 31, 2006

						Deficit
						Accumulated
	Common Stock		Additional	Deferred	Stock	During the	Stockholders’
	Number		Paid-in	Stock	Subscription	Development	Equity
	of Shares	Amount	Capital	Compensation	Receivable	Stage	(Deficit)

Initial capitalization on November 7, 1988	1,000,000	$66,486	$—	$—	$—	$—	$66,486
Restated for recapitalization of the private company	(370,000)	—	—	—	—	—	—
Reverse acquisition of Helix BioMedix, Inc. by Cartel Acquisitions, Inc. on March 20, 1989	151,262	855,292	—	—	—	—	855,292
Issuance of stock for current or prior services:

	Per Share
Period	Amount
December 1992	$2.50	5,600	14,000	—	—	—	—	14,000
May 1993	$5.00	8,000	40,000	—	—	—	—	40,000
December 1993	$2.50	9,490	23,724	—	—	—	—	23,724
March 1998	$1.00	4,900	4,900	—	—	—	—	4,900
December 1998	$1.00	3,100	3,100	—	—	—	—	3,100
September 1999	$0.70	40,000	28,000	—	—	—	—	28,000
September 1999	$1.25	73,215	91,519	—	—	—	—	91,519

		144,305	205,243	—	—	—	—	205,243
Issuance of stock for settlement of debt on account payable:

	Per Share
Period	Amount
May 1993	$5.00	4,000	20,000	—	—	—	—	20,000
September 1993	$2.50	184,000	460,000	—	—	—	—	460,000
April 1995	$2.50	41,732	104,331	—	—	—	—	104,331
April 1995	$2.41	80,000	192,943	—	—	—	—	192,943
September 1995	$2.50	14,731	36,828	—	—	—	—	36,828
September 1997	$1.00	110,976	110,976	—	—	—	—	110,976
December 1997	$1.00-$2.50	326,785	780,025	—	—	—	—	780,025
March 1998	$1.00	3,100	3,100	—	—	—	—	3,100
June 1998	$1.00	1,395	1,395	—	—	—	—	1,395
September 1998	$1.00	2,500	2,500	—	—	—	—	2,500
September 1999	$1.25	2,000	2,500	—	—	—	—	2,500

		771,219	1,714,598	—	—	—	—	1,714,598
Fractional shares issued in connection with 1 for 500 reverse split		29	—	—	—	—	—	—
Issuance of stock for cash:

	Per Share
Period	Amount
March & December 1994	$2.50	16,000	40,000	—	—	—	—	40,000
April 1995	$2.50	4,800	12,000	—	—	—	—	12,000
March 1998	$1.00	10,000	10,000	—	—	—	—	10,000

		30,800	62,000	—	—	—	—	62,000
Issuance of common stock as consideration in cooperative endeavor agreement, in November 1995		10,000	25,000	—	—	—	—	25,000
Issuance of stock options in 1995		—	—	137,400	—	—	—	137,400
Issuance of stock for cash in private placement, during July-September 1999, at $0.70 per share, net of offering costs of $107,195		2,890,643	1,916,255	—	—	—	—	1,916,255
Escrow of stock for consulting agreement, in September 1999, at $0.70 per share		—	42,000	—	(42,000)	—	—	—
Compensation and deferred compensation recorded for options granted, in December 1999		—	—	50,875	(44,000)	—	—	6,875
Deferred compensation for stock awards in December 1999		—	87,225	—	(87,225)	—	—	—

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Years ended December 31, 2006 and 2005 and
for the Period from Inception (November 7, 1988) to December 31, 2006

						Deficit
						Accumulated
	Common Stock		Additional	Deferred	Stock	During the	Stockholders’
	Number		Paid-in	Stock	Subscription	Development	Equity
	of Shares	Amount	Capital	Compensation	Receivable	Stage	(Deficit)

Stock and options issued for services in January 2000	1,250	3,125	4,500	—	—	—	7,625
Amortization of deferred compensation costs	—	—	—	21,000	—	—	21,000
Retirement of share issued in December 1999	(250)	(313)	—	—	—	—	(313)
Shares issued and options vested in connection with employment agreements, March 2000	267,445	700,000	—	41,306	—	—	741,306
Director shares and options issued:

	Per Share
Period	Amount
March 2000	$4.05	7,747	18,399	12,976	—	—	—	31,375
June 2000	$3.17	8,750	16,953	10,828	—	—	—	27,781
September 2000	$4.61	8,750	24,063	16,297	—	—	—	40,360

		25,247	59,415	40,101	—	—	—	99,516
Revaluation of deferred compensation and options vested in connection with employment agreement in June 2000		—	(27,919)	33,784	16,396	—	—	22,261
Options vested in connection with employment agreement, shares issued for services, and revaluation of options due to suspension of exercise date, in September 2000		41,000	2,313	85,000	51,012	—	—	138,325
Options issued in connection with two consulting agreements, in October 2000		—	—	100,000	(75,000)	—	—	25,000
Directors shares and options issued in September 2000, at $2.36 per share		8,659	13,259	7,197	—	—	—	20,456
Options vested in connection with employment agreements, and shares issued for services, in September 2000		4,987	8,104	4,613	43,511	—	—	56,228
Compensation adjustment to variable plan options in December 2000		—	—	(83,828)	—	—	—	(83,828)
Exercise of options at $1.00 per share		45,000	112,500	(67,500)	—	—	—	45,000
Exercise of option at $0.50 per share		600	1,500	(1,200)	—	—	—	300
Adjustment to par value stock for Delaware re-incorporation		—	(5,841,061)	5,841,061	—	—	—	—
Amortization of deferred compensation		—	—	—	75,000	—	—	75,000
Issuance of stock for services, in October 2001, at $2.00 per share		25,000	25	49,975	—	—	—	50,000
Issuance of stock for licensing arrangement October 2001, at $0.75 per share		97,500	98	73,027	—	—	—	73,125
Compensation adjustment for options and warrants in 2001		—	—	328,310	—	—	—	328,310
Value of detachable warrants issued with convertible notes payable		—	—	216,100	—	—	—	216,100
Net loss for the period from inception on November 7, 1988 to December 31, 2001		—	—	—	—	—	(7,560,663)	(7,560,663)

Balance at December 31, 2001		5,144,696	5,145	6,819,415	—	—	(7,560,663)	(736,103)

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Years ended December 31, 2006 and 2005 and
for the Period from Inception (November 7, 1988) to December 31, 2006

						Deficit
						Accumulated
	Common Stock		Additional	Deferred	Stock	During the	Stockholders’
	Number		Paid-in	Stock	Subscription	Development	Equity
	of Shares	Amount	Capital	Compensation	Receivable	Stage	(Deficit)

Issuance of common stock for services rendered, at $0.80 per share on November 21, 2002	18,000	18	14,382	—	—	—	14,400
Conversion of convertible notes payable into equity, at $1.00 per share Principle	3,082,500	3,083	3,079,417	—	—	—	3,082,500
Accrued interest	231,180	231	230,949	—	—	—	231,180

	8,476,376	8,477	10,144,163	—	—	(7,560,663)	2,591,977
Private placement of common stock (with common stock warrants equal to 60%), at $1.00 per share, September to December 2002	1,560,000	1,560	1,558,440	—	(135,000)	—	1,425,000
Compensation adjustments for warrants in 2002	—	—	440,331	—	—	—	440,331
Value of detachable warrants issued with convertible notes payable	—	—	512,452	—	—	—	512,452
Net loss for the year	—	—	—	—	—	(3,161,904)	(3,161,904)

Balance at December 31, 2002	10,036,376	10,037	12,655,386	—	(135,000)	(10,722,567)	1,807,856
Exercise of warrants at $1.00 per share	80,500	81	80,419	—	—	—	80,500
Private placement of common stock (with common stock warrants, equal to 60%) at $1.00 per share, net of issuance costs, January to March 2003	2,172,494	2,172	2,159,213	—	—	—	2,161,385
Deferred stock compensation, net	—	—	630,000	(525,000)	—	—	105,000
Proceeds from warrant exchange at $0.50 per warrant	—	—	1,176,550	—	—	—	1,176,550
Repayment of subscription receivable	—	—	—	—	135,000	—	135,000
Options and warrants issued for services			663,407				663,407
Net loss for the year	—	—	—	—	—	(3,195,503)	(3,195,503)

Balance at December 31, 2003	12,289,370	12,290	17,364,975	(525,000)	—	(13,918,070)	2,934,195
Exercise of warrants at $0.25 per share	60,000	60	14,940	—	—	—	15,000
Private placement of common stock (with common stock warrants equal to 35% at $2.00 per share, net of issuance cost), March to May 2004	1,184,000	1,183	2,346,793	—	—	—	2,347,976
Proceeds from 2003 warrant exchange at $0.50 per warrant	—	—	30,000	—	—	—	30,000
Deferred stock compensation	—	—	—	210,000	—	—	210,000
Options issued for services	—	—	251,137	—	—	—	251,137
Net loss for the year	—	—	—	—	—	(3,109,274)	(3,109,274)

Balance at December 31, 2004	13,533,370	13,533	20,007,845	(315,000)	—	(17,027,344)	2,679,034
Exercise of warrants issued for services at $1.00 per share	16,050	16	(16)	—	—	—	—
Warrant Exchange, net	4,960,918	4,961	1,332,124	—	—	—	1,337,085
Proceeds from 2005 Private Placement, net	1,665,167	1,665	2,478,324	—	—	—	2,479,989
Deferred stock compensation, stock and stock options issued for services	15,009	15	88,697	210,000	—	—	298,712
Net loss for the year	—	—	—	—	—	(3,277,239)	(3,277,239)

Balance at December 31, 2005	20,190,514	20,190	23,906,974	(105,000)	—	(20,304,583)	3,517,581
Adjustment to reclassify deferred compensation to additional paid in capital upon adoption of FAS123R	—	—	(105,000)	105,000	—	—	—
Proceeds from 2006 Private Placement, net	2,598,000	2,598	2,581,423	—	—	—	2,584,021
Stock based compensation	—	—	524,801	—	—	—	524,801
Net loss for the year	—	—	—	—	—	(3,828,326)	(3,828,326)

Balance at December 31, 2006	22,788,514	$22,788	$26,908,198	$—	$—	$(24,132,909)	$2,798,077

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2006 and 2005 and
For the Period from Inception (November 7, 1988) to December 31, 2006

	Inception
	(November 7, 1988)	For the Years Ended
	to December 31,	December 31,
	2006	2006	2005

Cash Flows from Operating Activities
Net loss	$(24,132,909)	$(3,828,326)	$(3,277,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,081,493	180,755	175,136
Amortization of debt discount	728,552	—	—
Stock-based compensation costs	4,603,307	524,801	298,712
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
(Gain) loss on sale of assets	(5,276)	1,177	—
Changes in operating assets and liabilities:
Accounts receivable	8,700	18,988	(10,288)
Inventory	—	35,316	(35,316)
Prepaid expenses and other current assets	(80,722)	14,631	(10,292)
Other assets	(71,601)	(4,201)	—
Accounts payable — related party	341,602	—	—
Accounts payable	67,883	7,556	(4,060)
Accrued payroll	59,000	59,000	—
Accrued expenses	151,196	(89,448)	40,373
Deferred revenue	54,390	54,390	—

Net cash used in operating activities	(16,910,205)	(3,025,361)	(2,822,974)

Cash Flows from Investing Activities
Investment in Helix Delaware	(10)	—	—
Purchases of marketable securities	(980,000)	(980,000)	—
Proceeds from sale of assets	9,435	535	1,500
Purchase of property and equipment	(753,196)	(130,253)	(53,144)
Increase in capitalized patents	(654,944)	—	(22,525)

Net cash used in investing activities	(2,378,715)	(1,109,718)	(74,169)

Cash Flows from Financing Activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable — related party	379,579	—	—
Repayments from notes payable — related party	(163,154)	—	—
Issuance of stock and warrants for cash, net	16,625,005	2,584,021	3,817,074

Net cash provided by financing activities	20,565,821	2,584,021	3,817,074

Net (decrease) increase in cash and cash equivalents	1,276,901	(1,551,058)	919,931
Cash and cash equivalents at beginning of period	—	2,827,959	1,908,028

Cash and cash equivalents at end of period	$1,276,901	$1,276,901	$2,827,959

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
for the Period from Inception (November 7, 1988) to December 31, 2006

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

During 2002, the Company amended the terms of its 2001 private placement of debt. Among other changes, the notes were amended to require automatic conversion into shares of common stock in the event of an equity financing of at least $1.5 million by December 31, 2002. The Company raised an additional $1.1 million through the first half of 2002 by issuing notes with detachable warrants under the amended private placement of debt. Beginning in September 2002, the Company began an equity financing consisting of a private placement of common stock, with detachable warrants equal to 60% of the common stock investments, raising a total of $1.6 million by year end. This amount included $135,000 of stock subscriptions receivable. The convertible notes and accrued interest totaling $3.3 million were converted into 3,313,680 shares of common stock at a per share price of $1.00 on December 31, 2002. As a continuation of the September 2002 equity financing and under the same terms, the Company raised an additional $2.2 million through March 31, 2003.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

In December 2003, the Company initiated a warrant exchange program pursuant to which holders of certain warrants issued by the Company in October 1999, and expiring on October 18, 2004, and having a per share exercise price of $3.25 could exchange such warrants for new warrants that (i) expire on October 31, 2006; (ii) provide for cashless exercises; and (iii) reduce the per share exercise price from $3.25 to $2.25. Consideration for the exchange was $0.50 per warrant share and surrender of the old warrants prior to December 26, 2003. The exchange program generated proceeds to the Company of $1.2 million.

During 2004, in a private placement of common stock, the Company received $2.3 million in exchange for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The warrants issued in this financing have a term of five years and are exercisable at $2.00 per share.

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

On May 31, 2005, the Company closed the tender offer to exchange certain of its outstanding warrants. In this transaction, the Company received proceeds in the amount of $1.3 million and issued 4,960,918 shares of common stock in exchange for the cancellation of warrants that provided for the purchase of approximately 5.5 million shares of its common stock.

On March 3, 2006, the Company closed a private equity financing, receiving cash of $2.4 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

In a second closing held on March 10, 2006, the Company received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrant to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00. The Company received a total of $2.6 million in this private placement financing for 2,598,000 shares of common stock and detachable warrants for the purchase of an additional 259,800 shares of common stock.

On March 5, 2007, the Company closed a private equity financing, receiving cash of approximately $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock.

In a second closing held on March 26, 2007, the Company received cash of approximately $148,750 in exchange for 198,332 shares of $0.001 par value common stock.

The proceeds of these offerings are being used to continue ongoing research and development efforts, to fund the Company’s out-licensing initiatives for its peptides and for general corporate purposes.

Management believes progress has been made with respect to the licensing of the Company’s peptide technology and business development efforts. However, the Company’s cost to license its peptide technology and conduct its business development efforts and other operating activities have exceeded its revenues each year since inception. Also, the Company’s net cash used in operations has exceeded its cash generated from operations for each year since its inception. For example, the Company used approximately $3.0 million of cash in operating activities for the year ended December 31, 2006 and approximately $2.8 million in 2005. Based upon the private placement offering discussed above and the current status of the Company’s product development and collaboration plans, its cash and cash equivalents should be adequate to satisfy the Company’s capital needs through 2007. However, additional funding through equity securities or other means will be necessary to meet the Company’s cash requirements beyond 2007.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, and intangibles; valuation allowances for receivables, inventories and deferred income tax assets; and valuation of share-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity at date of purchase of three months or less to be cash equivalents. The Company regularly maintains cash balances in excess of the FDIC insured limitation of $100,000. As of December 31, 2006, the Company’s cash balances exceeded the FDIC insured limit by approximately $1.2 million.

Marketable Securities

The Company classifies the marketable securities as available-for-sale. Marketable securities, consisting of corporate and municipal auction or floating rate securities, are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, losses, and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Auction or floating rate securities are classified as current assets because they represent investments that are available to fund current operations.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment, which includes laboratory equipment, furniture and leasehold improvements, are stated at cost. Depreciation of equipment is provided using the straight-line basis over three to five years. Leasehold improvements are amortized over the lesser of the economic useful lives of the improvements or the term of the related lease. Repair and maintenance costs are expensed as incurred.

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

Revenue Recognition

The Company has generated limited revenue from the sale and licensing of peptides. Revenue from the sale of peptides is generally recognized when title transfers to the customer, typically upon shipment. Revenue is recognized from licensing fees when delivery has occurred and no future obligations exist. Revenue may occur from royalties from licensees and are recorded as earned in accordance with the contract terms when third-party results are reliably measured and collection is reasonably assured. Nonrefundable fees received from companies that enter into a contract for the purpose of evaluating our peptides are deferred until the terms of the contract has been satisfied.

Research and Development

Research and development costs, including personnel costs, supplies, and other indirect costs and costs associated with collaborative agreements, are expensed as incurred. In instances where the Company enters into agreements with third parties for research and development activities, costs are expensed as incurred.

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

	December 31,
	2006	2005

Weighted average outstanding options	2,709,728	2,592,000
Weighted average outstanding warrants	2,777,811	2,580,744

Fair Value of Financial Instruments

The fair value of all reported assets and liabilities representing financial instruments (none of which is held for trading purposes) approximates the carrying value of such instruments due to their short-term maturity or repricing.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for share-based payments to employees under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by Emerging Issues Task Force (EITF) Issue No. 96-18 and EITF Issue No. 00-18.

The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Deferred stock compensation in the amount of $105,000 related to nonvested options was eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized ratably over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. As a result of the adoption of SFAS 123R, incremental stock-based compensation of approximately $391,200 was recognized in the statement of operations for the year ended December 31, 2006.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of the Company’s adoption of FAS 123R on selected line items from the Company’s financial statements for the year ended December 31, 2006:

	Year Ended
	December 31, 2006
	As Reported	If Reported
	Following	Following
	FAS123(R)	APB 25

Loss from operations	$(3,901,757)	$(3,510,511)

Net loss	$(3,828,326)	$(3,437,080)

Basic and diluted net loss per share	$(0.17)	$(0.15)

There were 415,000 and 245,000 stock options granted during the years ended December 31, 2006 and 2005, respectively. The per share weighted-average grant date fair value of stock options granted during the years ended December 31, 2006 and 2005 was $0.68 and $1.38, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005

Risk-free interest rate	4.83%	4.29%
Expected dividend yield	0	0
Expected term in years	6.25	6.25
Expected volatility	100%	100%

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero — coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the year ended December 31, 2006, expected volatility is based on implied volatility of outstanding warrants to purchase the Company’s common stock, annualized daily historical volatility of its stock price commensurate with the expected term of the option, and other factors, including peer company data. For the year ended December 31, 2006, the expected term of the options represents the estimated period of time from grant until exercise, and is based on historical experience of similar awards, contractual terms, vesting schedules, and expectations of future employee behavior. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table shows the pro forma effect on the Company’s net loss and net loss per share for the year ended December 31, 2005 had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized over the vesting period, and additional options may be granted or options may be cancelled in future years:

Year Ended
December 31,
2005

Net loss
As reported	$(3,277,239)
Add: Stock-based employee compensation expense included in reported net loss	210,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(724,898)

Pro forma net loss	$(3,792,137)

Net loss per share-basic and diluted
As reported	$(0.18)

Pro forma net loss	$(0.21)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Company is currently assessing the expected impact of this Interpretation on its financial statements.

In the fourth quarter of 2006, we adopted the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations in SAB No. 108, which expresses the SEC’s staff views, were issued to address the diversity in the practice of quantifying financial statement misstatements and the potential under current practice for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in material misstatement. The adoption of this interpretation did not have an impact on the Company’s financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.  Notes Payable

In June 2001, the Company commenced the sale of 6% unsecured promissory notes. The notes had an initial maturity date of May 31, 2002 at which time the holder had the option of converting principal and interest to stock. The offering of promissory notes included warrants to purchase common shares initially having a total value of 25% of the principal amount of the notes based on a per share purchase price of the lower of either (a) $1.50 per share or (b) the per share price of the next equity offering. The warrants have a term of ten years. As of December 31, 2001, the Company raised proceeds of $1,980,000 and had recorded $216,100 in paid in capital from the issuance of related common stock purchase warrants, which is considered a debt discount. The effective interest rate on the outstanding promissory notes, when compared to the valuation of the common stock purchase warrant incentives and debt issue cost, was 16.9% for the year ended December 31, 2001.

In March 2002, the Company amended the terms of the existing debt offering as follows: (a) the offering size was increased from 2.8 million to $3.5 million; (b) the maturity date of the notes was extended to December 31, 2002; (c) the notes were amended to require conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million (the “subsequent financing”) on or before December 31, 2002; and (d) the warrant coverage was increased to a minimum of 35% of the principal amount in the event the subsequent financing was completed before August 31, 2002; 40% in the event the subsequent financing was completed before December 31, 2002; and 45% in the event the subsequent financing was completed after December 31, 2002. Purchasers prior to the date of the offering changes were given an opportunity to rescind their agreement and obtain a refund of principal plus accrued interest or accept the revised terms. Refunds for approximately $55,000 were subsequently made. During the year ended December 31, 2002, the Company raised an additional $1,157,500 from the convertible debt offering. As noted below, the Company also raised $1.6 million in an equity financing as of December 31, 2002. Accordingly, the convertible notes, totaling $3.1 million, together with the related accrued interest of $231,180, were converted into 3,313,680 shares of common stock, at a per share price of $1.00, on December 31, 2002.

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

Note 3.  Marketable securities

Marketable securities consisted of the following as of December 31, 2006:

		Gross	Gross
	Market	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Corporate and municipal auction or floating rate securities with contractual maturities of 9 years to 38 years	$980,000	—	—	$980,000

The Company held no marketable securities as of December 31, 2005.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.  Identifiable Intangible Assets

Identifiable intangible assets, which are included in other assets, consisted of the following as of December 31, 2006 and 2005:

	2006	2005

Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents pending and approved	834,301	834,301

	1,117,879	1,117,879
Less accumulated amortization	(606,517)	(527,638)

Identifiable intangible assets, net	$511,362	$590,241

Aggregate amortization for identifiable intangible assets was $78,879 and $78,339 for 2006 and 2005, respectively. Scheduled amortization charges from identifiable assets as of December 31, 2006 are as follows:

	Antimicrobial	Licensing	Patents Pending
Year	Technology	Agreements	and Approved	Total

2007	11,109	3,595	64,175	78,879
2008	11,109	3,595	64,175	78,879
2009	3,995	3,595	64,175	71,765
2010	—	3,595	64,175	67,770
2011	—	3,595	64,175	67,770
Thereafter	$—	$25,441	$120,858	$146,299

Note 5.  Stockholders’ Equity

Preferred Stock

The board of directors (“the Board”) may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the Board may deem advisable. As of December 31, 2006, no preferred series shares had been designated by the Board.

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

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Options

Stock Option Plan

On December 15, 2000, the stockholders of the Company approved the Helix BioMedix 2000 Stock Option Plan (“the 2000 Plan”). The 2000 Plan is to be administered by non-employee directors who shall be authorized to grant stock options to the Company’s employees, consultants, and directors. These options may be either Incentive Stock Options as defined and governed by Section 422 of the Internal Revenue Code or Nonqualified Stock Options. The 2000 Plan specifically provides the Company with the ability to repurchase, upon termination of an optionee’s employment, up to 10,000 shares acquired by the optionee through the exercise of options granted thereunder at the then-current fair market value of such shares.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method, consistent with the single option valuation approach. Compensation expense is recognized only for those options expected to vest.

There were 250,000 employee stock options granted and 165,000 non-employee director stock options granted during the year ended December 31, 2006. There were 50,000 employee stock options granted and 195,000 non-employee direction stock options granted during the year ended December 31, 2005. A summary of the Company’s stock option activity for the years ended December 31, 2006 and 2005 is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Subject	Exercise Price	Contractual	Intrinsic
	to Options	per Share	Life	Value

Outstanding, December 31, 2004	2,426,166	$1.35
Granted	245,000	$1.66
Exercised	—	—
Forfeited	(79,166)	$1.38
Expired	—	—

Outstanding, December 31, 2005	2,592,000	$1.38
Granted	415,000	$0.83
Exercised	—	—
Forfeited	(88,056)	$1.80
Expired	—	—

Outstanding, December 31, 2006	2,918,944	$1.29	5.82	$60,435

Exercisable, December 31, 2006	2,503,248	$1.32	5.25	$29,985

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.87 on December 29, 2006, which would have been received by the optionees had all of the options with exercise prices less than $0.87 been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation related to nonvested stock options was approximately $277,445, which is expected to be recognized over a weighted average period of approximately 1.66 years. The Company has a policy of issuing new shares to satisfy share option exercises.

As of December 31, 2006, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan. As of December 31, 2006, 2,436,056 shares remained available for grants. Additional information regarding options outstanding as of December 31, 2006, is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.70 - $0.85	530,500	7.80	$0.76	258,000	$0.75
$1.00 - $1.00	899,000	5.50	$1.00	899,000	$1.00
$1.20 - $1.75	797,500	6.00	$1.50	769,722	$1.50
$1.80 - $2.00	691,944	4.50	$1.82	576,527	$1.82

$0.70 - $2.00	2,918,944	5.82	$1.29	2,503,248	$1.32

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Stock Purchase Warrants

Information concerning outstanding common stock purchase warrants is set forth below:

	December 31,
	2006			2005
		Price	Wghtd.		Price	Wghtd.
	Number	Range	Avg.	Number	Range	Avg.

Warrants issued to employees and non-employees for services	1,713,669	$0.25-$6.00	$1.54	1,723,669	$0.25-$6.00	$1.54
Granted	25,000	$1.20	$1.20	—	—	—
Exercised	—	—	—	(10,000)	$1.00	$1.00
Expired/Cancelled	(18,750)	$1.20	$1.20	—	—	—
Remaining warrants issued in connection with 1999 equity financing	—	—	—	—	—	—
Expired 2004	—	—	—	—	—	—
Exchanged	—	—	—	—	—	—
Remaining warrants issued in connection with 2003 warrant exchange	146,250	$2.25	$2.25	2,413,100	$2.25	$2.25
Expired 2006	(146,250)	$2.25	$2.25
Exchanged in the 2005 Warrant Exchange	—	—	—	(2,266,850)	$2.25	$2.25
Remaining warrants issued in connection with 2001 convertible debt financing	308,000	$1.00	$1.00	1,153,000	$1.00	$1.00
Exchanged in the 2005 Warrant Exchange	—	—	—	(845,000)	$1.00	$1.00
Remaining warrants issued in connection with 2002 and 2003 equity financings	258,600	$1.00	$1.00	2,248,200	$1.00	$1.00
Exercised	—	—	—	(12,000)	$1.00	$1.00
Exchanged in the 2005 Warrant Exchange	—	—	—	(1,977,600)	$1.00	$1.00
Remaining warrants issued in connection with 2004 equity financing	29,225	$2.00	$2.00	414,400	$2.00	$2.00
Exchanged in the 2005 Warrant Exchange	—	—	—	(385,175)	$2.00	$2.00
Warrants issued in connection with 2005 equity financing	125,000	$1.50	$1.50	125,000	$1.50	$1.50
Warrants issued in connection with 2006 equity financing	259,800	$1.00	$1.00	—	—	—

Total outstanding warrants	2,700,544	$0.25-$6.00	$1.38	2,580,744	$0.25-$6.00	$1.47

In 2006, the Company granted warrants to purchase up to 25,000 shares of common stock to a consultant for services, and warrants with respect to 18,750 of these shares were cancelled during 2006. In 2006, approximately $4,700 of expense was recognized as general and administrative expenses related to the warrants.

Stock Offerings

In December 2003, the Company initiated a warrant exchange program pursuant to which holders of certain warrants issued by the Company in October 1999 and expiring on October 18, 2004, and having a per share exercise price of $3.25 could exchange such warrants for new warrants that (i) expire on October 31, 2006; (ii) provide for cashless exercises; and (iii) reduce the per share exercise price from $3.25 to $2.25. Consideration for the exchange

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

was $0.50 per warrant share and surrender of the old warrants prior to December 26, 2003. The exchange program generated proceeds to the Company of $1.2 million.

During 2004, in a private placement equity financing, the Company received $2.3 million in exchange for 1,184,000 shares of common stock and detachable warrants for the purchase of an additional 414,400 shares of common stock. The warrants issued in this financing have a term of five years and are exercisable at $2.00 per share.

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

On May 31, 2005, the Company closed a tender offer to redeem certain of its outstanding warrants. In this transaction the Company received proceeds of a$1.3 million and issued 4,960,918 shares of common stock in exchange for the cancellation of warrants that provided for the purchase of 5.5 million shares of common stock.

On March 3, 2006, the Company closed a private equity financing, receiving cash of $2.4 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00.

In a second closing held on March 10, 2006, the Company received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrant to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00. The Company received a total of $2.6 million in this private placement financing for 2,598,000 shares of common stock and detachable warrants for the purchase of an additional 259,800 shares of common stock.

On March 5, 2007, the Company closed a private equity financing, receiving cash of approximately $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock.

In a second closing held on March 26, 2007, the Company received cash of approximately $148,750 in exchange for 198,332 shares of $0.001 par value common stock.

401(k) Plan

Effective June 30, 2005, the Company implemented a defined contribution plan, which includes a matching contribution from the Company, which totaled $33,790 and $28,351, respectively, in 2006 and 2005.

Employee Equity Compensation Costs

In 2003, certain employment contracts previously approved by the board of directors resulted in a compensation charge of $386,920, as they granted variable options. In December 2003, the Company revised substantially all agreements to fix the option terms. Remaining deferred compensation related to these options totaled $0 at December 31, 2006.

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

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.	Income Taxes

Significant components of the Company’s gross deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005

Gross deferred tax assets (liabilities):
Net operating loss carry forwards	$6,154,000	$5,109,400
Research and development credits	86,100	97,400
Stock compensation	533,100	482,300
Accrued expenses	9,500	14,700
Fixed and intangible assets	4,200	—

Gross deferred tax assets	6,786,900	5,703,800
Less valuation allowance	(6,786,900)	(5,690,400)

Net deferred tax assets	—	13,400
Deferred tax liabilities
Fixed and intangible assets	—	(13,400)

Net deferred tax assets/liabilities	$—	$—

Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2006 and 2005, a full valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $1,096,500 during the year ended December 31, 2006. The increase in the deferred tax assets in 2006 was primarily the result of increasing net operating loss carry forwards during the year.

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $18.1 million for income tax reporting purposes, which expire from 2007 to 2026 and research and development tax credit carryforwards of approximately $86,100, which expire from 2007 to 2021. The decrease in research and development tax credit carryforwards is the result of these credits beginning to expire in 2005. The Company’s ability to utilize the carry forwards may be limited in the event of an ownership change as defined in current income tax regulations.

Note 7.  Related Party Transactions

The Company has entered into certain contractual agreements as follows:

(a)	With University of British Columbia

The Company entered into a License Agreement (“License”) with the University of British Columbia (“UBC”) commencing October 1, 2001 (the “Commencement Date”) whereby UBC granted to the Company an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The License terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the License, unless terminated earlier in accordance with the terms of the License. Dr. Robert E.W. Hancock, Ph.D., a member of the Company’s Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The License extends to the Company’s affiliates. In exchange for the exclusive, worldwide license granted under the License, the Company agreed to pay UBC a royalty of 3.5% of

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000 upon the fifth anniversary, $20,000 upon the 6th anniversary, and $25,000 upon the 7th and all subsequent anniversaries of the Commencement Date. As called for by the License, the Company has issued to UBC or its assigns 97,500 shares of the Company’s common stock, options to purchase up to 152,500 common shares at $1.50 per share, and $61,391 in cash, such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The options have a term of ten years and were fully vested upon grant. The agreement also requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees.

(b)	With Katz-Miller Ventures, LLC

Katz-Miller Ventures, LLC (“Katz-Miller”) is a former consultant to the Company. The principal members of Katz-Miller are Ralph Katz and Jeffrey Miller. Mr. Katz is a former director of the Company and Mr. Miller is a current director of the Company. The Company first entered into a consulting agreement with Katz-Miller on October 1, 1999. In May 2001, the Company entered into an Amended and Restated Consulting Agreement with Katz-Miller. The Amended and Restated Consulting Agreement modifies the terms of compensation for services rendered under the prior agreement by providing for a cash payment of $80,000, a short term loan of $80,000, and issuance of warrants to purchase shares of common stock as follows: (i) up to 50,000 at $1.50 per share; (ii) up to 50,000 at $3.00 per share; (iii) up to 50,000 at $4.50 per share; and (iv) up to 50,000 at $6.00 per share. All warrants were fully vested upon issuance and will expire on June 30, 2011. In the aggregate under the consulting agreements described in this paragraph, the Company has paid Katz-Miller $80,000, and issued Katz-Miller 280,000 shares of its common stock and 200,000 warrants as described above. The Company did not pay any consideration under the consulting agreements described in this paragraph in 2005 or 2006. See also “Ralph Katz,” below.

(c)	With Dunsford Hill Capital Partners, Inc.

Dunsford Hill Capital Partners, Inc. (“Dunsford Hill”) is owned and controlled by Randall L-W. Caudill, Ph.D. Dr. Caudill also serves as a Director of the Company. Dunsford Hill provides consulting services to the Company on strategic, management and financial issues. The Company first entered into a consulting agreement with Dunsford Hill in October 2000. Under this agreement, the Company issued to Dunsford Hill a warrant to purchase up to 80,000 shares of common stock at $1.50 per share, which was fully vested upon grant. This warrant expires on November 27, 2011. The original consulting agreement has been amended and extended by subsequent agreements, which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement with Dunsford Hill, the Company paid additional compensation in the form of warrants to purchase an aggregate of up to 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. These warrants were fully vested upon grant and expire on May 30, 2011. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to make cash payments totaling $72,000 payable in installments and issue warrants to purchase up to 50,000 shares of common stock at the lower of $1.50 or the price of the next equity financing; a warrant to purchase 50,000 shares of common stock at $1.00 per share was issued to Dunsford Hill in accordance with this provision, and was fully vested upon issuance. This warrant expires on August 15, 2012. The Company did not pay any consideration under the agreements described in this paragraph in 2005 or 2006.

(d)	With Paisley Group, LLC

Carlyn J. Steiner, who served as a member of the Company’s board of directors from December 2000 until April 2004, controls the activities of the Paisley Group, LLC. The Paisley Group has provided the Company with financial consulting services, including consulting in conjunction with the Company’s 2001 private placement of convertible debt and detachable common stock warrants. The Company first entered into a consulting agreement with the Paisley Group in October 2000. Under this agreement, the Company issued to the Paisley Group a warrant

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

to purchase up to 80,000 shares of common stock at $1.50 per share, which was fully vested upon grant. This warrant expires on November 27, 2011. The original consulting agreement has been amended and extended by subsequent agreements, which extend the term of the original agreement and provide for additional compensation. Under the May 30, 2001 Amended and Restated Consulting Agreement with the Paisley Group, the Company agreed to pay additional compensation in the form of warrants to purchase an aggregate of 120,000 shares of common stock at $1.50 per share, thereby eliminating certain conditions precedent that were contained in the earlier agreement. These warrants were fully vested upon grant, and expire on May 30, 2011. Under the August 15, 2002 Second Amended and Restated Consulting Agreement, the Company agreed to cash payments totaling $72,000 payable in installments and warrants to purchase an up to 100,000 shares of common stock at the lower of $1.50 or the price of the next equity financing; a warrant to purchase 100,000 shares of common stock at $1.00 per share was issued to the Paisley Group in accordance with this provision, and was fully vested upon issuance. This warrant expires on August 15, 2012. The Company did not pay any consideration under the agreements described in this paragraph in 2005 or 2006.

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

On January 17, 2005, the Company entered into a new agreement with Dr. Hancock under which he serves on the Scientific Advisory Board and in a consulting capacity. This agreement terminates on December 31, 2008 unless terminated earlier in accordance with its terms. Either party on 10 days’ written notice may terminate it at any time. Pursuant to this agreement, the Company agreed to pay Dr. Hancock $2,000 per month for each month of services provided in 2005, and paid Dr. Hancock $24,000 for those services. Also pursuant to this agreement, the Company granted Dr. Hancock an option to purchase up to 30,000 shares of common stock at $1.85 per share. This option vests quarterly in equal installments over a three-year period, commencing January 18, 2005, and the option expires on January 18, 2015.

On July 1, 2006, the Company entered into a new agreement with Dr. Hancock under which he serves on the Scientific Advisory Board and in a consulting capacity. This agreement terminates on July 1, 2007 unless terminated earlier in accordance with its terms. It may be terminated at any time by either party on 10 days’ written notice. Pursuant to this agreement, the Company agreed to pay Dr. Hancock $2,000 per month for each month of services provided in 2006, and paid Dr. Hancock $12,000 for those services.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

(f)	With Ralph Katz

Ralph Katz served on the Company’s board of directors from December 2000 until his resignation in May 2002. From October 2002 through March 2004, the Company engaged Mr. Katz as a consultant to provide professional services in the areas of strategic and financial planning. In return for services performed, he was issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share, which was fully vested upon issuance. This option expires on October 1, 2012.

In August 2004, the Company engaged Mr. Katz to provide advice regarding financing initiatives, to identify and develop out-licensing opportunities and to design and implement an investor relations program. Pursuant to that agreement Mr. Katz was granted an option to purchase up to 75,000 shares of common stock, with an exercise price of $1.80; 25,000 shares thereunder were fully vested upon grant, and 50,000 vested one year later. This option expires on August 12, 2009. In addition to the foregoing and in connection with the same services, Mr. Katz was granted an option to purchase up to 25,000 shares of common stock at $2.00 per share, which was fully vested upon grant. This option expires on March 17, 2009. No consideration was paid to Mr. Katz under the agreement described in this paragraph in 2005 or 2006.

(g)	Employment Agreements

As of December 31, 2006, the Company had employment contracts with four executive officers. The Company entered into a three-year employment contract with R. Stephen Beatty as President and Chief Executive Officer, commencing July 1, 2003.

Pursuant to the agreement, Mr. Beatty receives an annual base salary in the amount of $340,000, and was issued an option to purchase up to 324,000 shares of common stock at $1.00 per share, vesting in six equal installments on January 1, 2004, July 1, 2004, January 1, 2005, July 1, 2005, January 1, 2006, and July 1, 2006. This option expires on June 30, 2013. Pursuant to the agreement, he was also issued a warrant to purchase up to 60,000 shares of common stock at $0.25 per share, which he has since exercised in full. Upon termination of the employment relationship by the Company without cause or by Mr. Beatty with good reason (each as defined in the employment agreement), the Company is obligated to pay to Mr. Beatty any unpaid annual base salary, any amount due but not paid under any of our incentive compensation plans, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of the employment relationship, and monthly severance payments equivalent to six (6) months’ base salary.

The Company entered into a three-year employment agreement with Dr. Timothy Falla, its Chief Scientific Officer, commencing July 1, 2003. Pursuant to the agreement Dr. Falla receives an annual base salary in the amount of $240,000 and was issued an option to purchase 180,000 shares of common stock at $1.00 per share, vesting in six equal installments on January 1, 2004, July 1, 2004, January 1, 2005, July 1, 2005, January 1, 2006, and July 1, 2006. This option expires on June 30, 2013. Pursuant to the agreement, he was also issued a warrant to purchase up to 50,000 shares of common stock at $0.25 per share. This warrant is exercisable so long as Dr. Falla is an employee of the Company. Upon termination of the employment relationship by the Company without cause or by Dr. Falla for good reason (each as defined in the employment agreement), the Company is obligated to pay to Dr. Falla any unpaid annual base salary, any amount due but not paid under any of our incentive compensation plans, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of employment, and monthly severance payments equivalent to three (3) months’ base salary.

Effective as of July 1, 2004, the Company entered into an employment letter agreement with David Kirske, its Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. Kirske is paid an annual base salary in the amount of $180,000. Also pursuant to this agreement, Mr. Kirske was granted an option to purchase 180,000 shares of common stock at $1.80 per share, vesting every six months, in six equal installments, with the first installment vesting on December 31, 2004. This option expires on August 12, 2014. Upon termination of the

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

employment relationship by the Company without cause (as defined in the letter agreement) during the first three years of Mr. Kirske’s employment, the Company is obligated to pay to Mr. Kirske monthly severance payments equivalent to six (6) months’ base salary.

Effective as of October 1, 2006, the Company entered into an employment letter agreement with Lori Bush, its Chief Operating Officer. Pursuant to the agreement, Ms. Bush is paid an annual base salary in the amount of $250,000. Also pursuant to this agreement, Ms. Bush was granted an option to purchase 250,000 shares of common stock at $0.75 per share. These option shares will vest over a three-year period in six equal installments of 41,667 shares on the last day of each six-month period commencing on April 1, 2007. This option expires on December 21, 2016. Ms. Bush is also eligible to receive, pursuant to this agreement, options to purchase up to an additional 250,000 shares of the Company’s common stock upon achievement by the Company of certain revenue targets. Those revenue targets were not deemed probable of achievement as of December 31, 2006. Upon termination of the employment relationship under this agreement by the Company without cause (as defined in the letter agreement) during the first three years of Ms. Bush’s employment, the Company is obligated to pay to Ms. Bush monthly severance payments equivalent to six (6) months’ base salary.

Effective as of July 1, 2004, the Company entered into an employment letter agreement with David Drajeske, its Vice President of Business Development. Pursuant to the agreement, Mr. Drajeske was paid an annual base salary equal to $150,000, and received a $25,000 signing bonus. Also pursuant to this agreement, Mr. Drajeske was granted an option to purchase 180,000 shares of common stock at $1.80 per share, vesting every six months, in six equal installments, with the first installment vesting on December 31, 2004. This option expires on August 12, 2014. Upon termination of the employment relationship under this agreement by the Company without cause (as defined in the letter agreement), the Company is obligated to pay to Mr. Drajeske monthly severance payments equivalent to six (6) months base salary.

On October 12, 2006, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Drajeske whereby the Company and Mr. Drajeske agreed to (a) terminate the employment letter and (b) discontinue Mr. Drajeske’s employment relationship effective as of October 13, 2006 (the “Resignation Date”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. Drajeske a severance payment in the aggregate amount of $100,000, payable in six equal monthly installments. In exchange, pursuant to the Company’s standard separation policy, Mr. Drajeske agreed, among other things, to release the Company from certain claims and for a period of one year following the Resignation Date, to not solicit any licensor to or customer of the Company or any licensee of the Company’s products, in each case that is known to Mr., Drajeske, with respect to any business, products or services that are competitive to the products or services offered by the Company or under development as of the Resignation Date. In addition, Mr. Drajeske agreed to not solicit any of the Company’s employees for a period of two years following the Resignation Date.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.	Supplemental Disclosure of Cash Flow Information

	Inception
	(November 7,
	1988) to
	December 31,	Years Ended December 31,
	2006	2006	2005

Deferred stock compensation	$525,000	—	$—
Stock issued to acquire patents	66,486	—	—
Debt issued to acquire technology	200,000	—	—
Bridge loans outstanding at acquisition	200,000	—	—
Patent costs included in accounts payable	99,859	—	—
Accounts payable converted to notes	704,559	—	—
Accrued interest converted to notes	403,453	—	—
Notes converted to equity	4,722,048	—	—
Accrued interest converted to equity	231,180	—	—
Detachable warrants issued with notes payable	728,552	—	—
Issuance of stock for services provided	14,400	—	—
Purchase of property included in accrued expenses	224,458	—	—
Stock subscription receivable	135,000	—	—
Cash paid for interest	105,430	—	—
Accounts receivable from sale of equipment	10,200	—	—

Note 9.	Long Term Leases

The Company leases office and laboratory space under an operating lease expiring in November 2009 which includes an option to extend the term of the lease for three years. Rent expense including operating costs for the years ended December 31, 2006 and 2005 was $67,475 and $59,253, respectively. The following is a schedule of future annual minimum lease payments under the lease obligations as of December 31, 2006:

2007	$72,950
2008	$75,139
2009	$70,763

Total	$218,852

Note 10.	License Agreement

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

There has been no change during the last fiscal quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain information required by this Item is contained in part in the section captioned “Proposal No. 1 — Election of Directors” in the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 17, 2007, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth in Part I of this report under Item 1, “Business — Executive Officers.”

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information contained in the sections captioned “Compensation of Executive Officers” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 17, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 17, 2007.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table lists our equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance as of December 31, 2006:

			Number of Securities
		Weighted-Average	Remaining Available for Future
	Number of Securities to be	Exercise	Issuance Under Equity
	Issued Upon Exercise of	Price of Outstanding	Compensation Plans (Excluding
	Outstanding Options,	Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column(a))

Equity compensation plans approved by security holders	2,918,944	$1.29	2,436,056
Equity compensation plans not approved by security holders(1)	2,700,544	$1.38	—

Total	5,619,488	$1.33	2,436,056

(1)	Consists of warrants to purchase common stock issued to certain employees and consultants in connection with services rendered and to certain shareholders in connection with financing activities.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 17, 2007.

ITEM 13.	EXHIBITS

Exhibit
No.		Description and Location

2.1		Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)
3.1		Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)
3.2		Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-a to the Company’s Form 10-KSB for the year ended December 31, 2000)
3.3		Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)
3.4		Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company’s Form 10-KSB for the year ended December 31, 2000)
10.1		R. Stephen Beatty Employment Agreement dated July 1, 2001 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.2		Tim Falla Employment Agreement dated June 15, 2001 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.3		Helix BioMedix, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)
10.4		Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and Tim Falla (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.5		Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and R. Stephen Beatty (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.6		Letter Agreement dated May 19, 2003 between the Company and Parker Sroufe (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.7		Separation Agreement and Release dated November 26, 2003 between the Company and Kerry Palmer (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.8		Amendment to Employment Agreement dated December 10, 2003 between the Company and Timothy Falla (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10	.8(a)	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and Timothy Falla (incorporated by reference from Exhibit 10.8(a) to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2006)
10.9		Amendment to Employment Agreement dated December 10, 2003 between the Company and R. Stephen Beatty (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10	.9(a)	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and R. Stephen Beatty (incorporated by reference from Exhibit 10.9(a) to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2006)
10.10		Employment Agreement between David H. Kirske dated July 2, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2004)
10.11		Employment Agreement between David Drajeske dated August 12 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2004)
10.12		TPI Licensing Agreement dated September 5, 2001 (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.13		University of British Columbia License Agreement dated October 1, 2001 (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2001)

Exhibit
No.		Description and Location

10.14		Amended and Restated Consulting Agreement between the Company and Dunsford Hill Capital Partners dated May 30, 2001 (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.15		Second Amended and Restated Consulting Agreement between the Company and Dunsford Hill Capital Partners dated August 15, 2002 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)
10.16		Hancock Consulting Agreement dated June 18, 2001 (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10.17		Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001 (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-KSB for the year ended December 31, 2001)
10	.17(a)	First Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated December 6, 2005 (incorporated by reference from Exhibit 10.17(a) to the Company’s Form 10-KSB for the year ended December 31, 2005)
10	.17(b)	Second Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated October 4, 2006
10.18		Rights Agreement dated August 21, 2003 (incorporated by reference from Exhibit 10.27 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.19		Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference from Exhibit 10.28 to the Company’s Form 10-KSB for the year ended December 31, 2003)
10.20		License Agreement between the Company and E.I. du Pont de Nemours dated March 9, 2004 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated March 16, 2004)
10	.21*	Joint Marketing Agreement between the Company and Body Blue Inc. dated November 2, 2004 (incorporated by reference from Exhibit 10.21 to the Company’s Form 10-KSB for the year ended December 31, 2004)
10	.21(a)*	First Amendment to Joint Marketing Agreement between the Company and Body Blue Inc. dated February 13, 2006 (incorporated by reference from Exhibit 10.21(a) to the Company’s Form 10-KSB for the year ended December 31, 2005)
10.22		Employment letter agreement dated effective as of October 1, 2006 between the Company and Lori Bush (incorporated by reference from Exhibit 10.22 to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2006)
10.23		Separation Agreement and Release dated October 12, 2006 between the Company and David Drajeske (incorporated by reference from Exhibit 10.23 to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2006)
10	.24*	Non-Exclusive License Agreement between the Company and Grant Industries, Inc. dated December 12, 2006
14.0		Code of Ethics adopted August 11, 2003 (incorporated by reference from Exhibit 14.0 to the Company’s Form 10-KSB for the year ended December 31, 2003)
23.1		Consent of KPMG LLP
23.2		Consent of Comiskey and Company
31.1		Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2		Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1		Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2		Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information contained in the section captioned “Principal Accountant Fees and Services” of the Proxy Statement for the Helix BioMedix, Inc. Annual Meeting of Stockholders scheduled to be held on May 17, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty
President, Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2007

By:	/s/ David H. Kirske
David H. Kirske
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 26, 2007

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints each of R. Stephen Beatty and David H. Kirske his or her true and lawful attorney-in-fact and agent, with full power to act, and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Annual Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. STEPHEN BEATTY R. Stephen Beatty	President, Chief Executive Officer and Director	March 26, 2007

/s/ WESTON ANSON Weston Anson	Director	March 26, 2007

/s/ RANDALL L-W. CAUDILL, PH.D. Randall L-W. Caudill, Ph.D.	Director	March 26, 2007

/s/ RICHARD M. COHEN Richard M. Cohen	Director	March 26, 2007

/s/ JOHN C. FIDDES, PH.D. John C. Fiddes, Ph.D.	Director	March 26, 2007

Signature	Title	Date

/s/ JEFFREY A. MILLER, PH.D. Jeffrey A. Miller, Ph.D.	Director	March 26, 2007

/s/ DAVID O’CONNOR David O’Connor	Director	March 26, 2007

/s/ BARRY L. SEIDMAN Barry L. Seidman	Director	March 26, 2007

/s/ DANIEL O. WILDS Daniel O. Wilds	Director	March 26, 2007