Form 10QSB
period 2007-03-31
HELIX BIOMEDIX INC
filed 2007-05-10
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 33-20897-D

HELIX BIOMEDIX, INC.

Delaware	91-2099117
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
22118-20th Avenue SE, Suite 204, Bothell, Washington 98021
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
Yes ☐ No ☑
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares
Class	Outstanding at May 3, 2007

Common Stock, $0.001 par value	25,653,512
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HELIX BIOMEDIX, INC.
FORM 10-QSB

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,645,285	$1,276,901
Marketable securities	1,000,000	980,000
Accounts receivable, net	34,047	—
Prepaid expenses and other current assets	77,515	86,732

Total current assets	3,756,847	2,343,633

Property and equipment
Machinery and equipment	523,797	523,797
Furniture and fixtures	48,486	46,734
Leasehold improvements	43,993	43,993

	616,276	614,524
Less: accumulated depreciation	(444,498)	(419,796)

Property and equipment, net	171,778	194,728

Other assets:
Deposits	8,522	4,211
Antimicrobial technology, net	23,436	26,213
Licensing agreement, net	42,517	43,416
Patents pending and approved, net	425,689	441,733

Other assets, net	500,164	515,573

Total assets	$4,428,789	$3,053,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$76,421	$65,549
Accrued payroll	54,151	108,603
Accrued expenses	103,423	27,315
Deferred revenue	44,390	54,390

Total current liabilities	278,385	255,857

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at March 31, 2007, 22,788,514 shares outstanding at December 31, 2006	25,654	22,788
Additional paid-in capital	29,070,148	26,908,198
Deficit accumulated during the development stage	(24,945,398)	(24,132,909)

Total stockholders’ equity	4,150,404	2,798,077

Total liabilities and stockholders’ equity	$4,428,789	$3,053,934

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Inception
	(November 7, 1988)
	to	Three months ended March 31,
	March 31, 2007	2007	2006
Revenue:
Licensing	$357,055	$29,494	$5,026
Peptide sales	152,341	28,928	13,000

	509,396	58,422	18,026

Operating expenses:
Cost of peptide sales	247,329	—	5,003
Research and development	6,724,194	205,497	226,206
Depreciation and amortization	1,125,735	44,422	44,923
Accounting, legal and professional fees	2,640,614	148,477	65,658
Consulting fees	2,879,551	405	3,048
General and administrative	10,698,986	494,513	509,918

Total operating expenses	24,316,409	893,314	854,756

Loss from operations	(23,807,013)	(834,892)	(836,730)

Other income (expense):
Gain on settlement of lawsuit	48,574	—	—
Gain on sale of equipment	5,276	—	—
Interest expense	(1,459,442)	—	—
Interest income	267,207	22,403	14,461

	(1,138,385)	22,403	14,461

Net loss	$(24,945,398)	$(812,489)	$(822,269)

Basic and diluted net loss per share		$(0.03)	$(0.04)

Weighted average shares outstanding		23,569,902	20,982,058

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the Period from Inception (November 7, 1988) to March 31, 2007
(Unaudited)

		Common Stock
							Deficit
							Accumulated
				Additional		Stock	During the	Stockholders’
		Number		Paid-in	Deferred Stock	Subscription	Development	Equity
		of Shares	Amount	Capital	Compensation	Receivable	Stage	(Deficit)
Initial capitalization on November 7, 1988		1,000,000	$66,486	$—	$—	$—	$—	$66,486
Restated for recapitalization of the private company		(370,000)	—	—	—	—	—	—
Reverse acquisition of Helix BioMedix, Inc. by Cartel Acquisitions, Inc. on March 20, 1989		151,262	855,292	—	—	—	—	855,292

Issuance of stock for current or prior services:

Period	Per Share Amount
December 1992	$2.50	5,600	14,000	—	—	—	—	14,000
May 1993	$5.00	8,000	40,000	—	—	—	—	40,000
December 1993	$2.50	9,490	23,724	—	—	—	—	23,724
March 1998	$1.00	4,900	4,900	—	—	—	—	4,900
December 1998	$1.00	3,100	3,100	—	—	—	—	3,100
September 1999	$0.70	40,000	28,000	—	—	—	—	28,000
September 1999	$1.25	73,215	91,519	—	—	—	—	91,519

		144,305	205,243	—	—	—	—	205,243

Issuance of stock for settlement of debt on account payable:

Period	Per Share Amount
May 1993	$5.00	4,000	20,000	—	—	—	—	20,000
September 1993	$2.50	184,000	460,000	—	—	—	—	460,000
April 1995	$2.50	41,732	104,331	—	—	—	—	104,331
April 1995	$2.41	80,000	192,943	—	—	—	—	192,943
September 1995	$2.50	14,731	36,828	—	—	—	—	36,828
September 1997	$1.00	110,976	110,976	—	—	—	—	110,976
December 1997	$1.00-$2.50	326,785	780,025	—	—	—	—	780,025
March 1998	$1.00	3,100	3,100	—	—	—	—	3,100
June 1998	$1.00	1,395	1,395	—	—	—	—	1,395
September 1998	$1.00	2,500	2,500	—	—	—	—	2,500
September 1999	$1.25	2,000	2,500	—	—	—	—	2,500

		771,219	1,714,598	—	—	—	—	1,714,598
Fractional shares issued in connection with 1 for 500 reverse split		29	—	—	—	—	—	—
Issuance of stock for cash:

Period	Per Share Amount
March & December 1994	$2.50	16,000	40,000	—	—	—	—	40,000
April 1995	$2.50	4,800	12,000	—	—	—	—	12,000
March 1998	$1.00	10,000	10,000	—	—	—	—	10,000

		30,800	62,000	—	—	—	—	62,000

Issuance of common stock as consideration in cooperative endeavor agreement, in November 1995		10,000	25,000	—	—	—	—	25,000
Issuance of stock options in 1995		—	—	137,400	—	—	—	137,400
Issuance of stock for cash in private placement, during July-September 1999, at $0.70 per share, net of offering costs of $107,195		2,890,643	1,916,255	—	—	—	—	1,916,255
Escrow of stock for consulting agreement, in September 1999, at $0.70 per share		—	42,000	—	(42,000)	—	—	—
Compensation and deferred compensation recorded for options granted, in December 1999		—	—	50,875	(44,000)	—	—	6,875
Deferred compensation for stock awards in December 1999		—	87,225	—	(87,225)	—	—	—
The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the Period from Inception (November 7, 1988) to March 31, 2007
(Unaudited)

(continued from prior page)		Common Stock
							Deficit
							Accumulated
				Additional	Deferred	Stock	During the	Stockholders’
		Number		Paid-in	Stock	Subscription	Development	Equity
		of Shares	Amount	Capital	Compensation	Receivable	Stage	(Deficit)
Stock and options issued for services in January 2000		1,250	3,125	4,500	—	—	—	7,625
Amortization of deferred compensation costs		—	—	—	21,000	—	—	21,000
Retirement of share issued in December 1999		(250)	(313)	—	—	—	—	(313)
Shares issued and options vested in connection with employment agreements, March 2000		267,445	700,000	—	41,306	—	—	741,306
Director shares and options issued:
Period	Per Share Amount
March 2000	$4.05	7,747	18,399	12,976	—	—	—	31,375
June 2000	$3.17	8,750	16,953	10,828	—	—	—	27,781
September 2000	$4.61	8,750	24,063	16,297	—	—	—	40,360

		25,247	59,415	40,101	—	—	—	99,516
Revaluation of deferred compensation and options vested in connection with employment agreement in June 2000		—	(27,919)	33,784	16,396	—	—	22,261
Options vested in connection with employment agreement, shares issued for services, and revaluation of options due to suspension of exercise date, in September 2000		41,000	2,313	85,000	51,012	—	—	138,325
Options issued in connection with two consulting agreements, in October 2000		—	—	100,000	(75,000)	—	—	25,000
Directors shares and options issued in September 2000, at $2.36 per share		8,659	13,259	7,197	—	—	—	20,456
Options vested in connection with employment agreements, and shares issued for services, in September 2000		4,987	8,104	4,613	43,511	—	—	56,228
Compensation adjustment to variable plan options in December 2000		—	—	(83,828)	—	—	—	(83,828)
Exercise of options at $1.00 per share		45,000	112,500	(67,500)	—	—	—	45,000
Exercise of option at $0.50 per share		600	1,500	(1,200)	—	—	—	300
Adjustment to par value stock for Delaware re-incorporation		—	(5,841,061)	5,841,061	—	—	—	—
Amortization of deferred compensation		—	—	—	75,000	—	—	75,000
Issuance of stock for services, in October 2001, at $2.00 per share		25,000	25	49,975	—	—	—	50,000
Issuance of stock for licensing arrangement October 2001, at $0.75 per share		97,500	98	73,027	—	—	—	73,125
Compensation adjustment for options and warrants in 2001		—	—	328,310	—	—	—	328,310
Value of detachable warrants issued with convertible notes payable		—	—	216,100	—	—	—	216,100
Net loss for the period from inception on November 7, 1988 to December 31, 2001		—	—	—	—	—	(7,560,663)	(7,560,663)

Balance at December 31, 2001		5,144,696	5,145	6,819,415	—	—	(7,560,663)	(736,103)
The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the Period from Inception (November 7, 1988) to March 31, 2007
(Unaudited)

(continued from prior page)	Common Stock
						Deficit
						Accumulated
			Additional	Deferred	Stock	During the	Stockholders’
	Number		Paid-in	Stock	Subscription	Development	Equity
	of Shares	Amount	Capital	Compensation	Receivable	Stage	(Deficit)
Issuance of common stock for services rendered, at $0.80 per share on November 21, 2002	18,000	18	14,382	—	—	—	14,400
Conversion of convertible notes payable into equity, at $1.00 per share Principle	3,082,500	3,083	3,079,417	—	—	—	3,082,500
Accrued interest	231,180	231	230,949	—	—	—	231,180

	8,476,376	8,477	10,144,163	—	—	(7,560,663)	2,591,977

Private placement of common stock (with common stock warrants equal to 60%), at $1.00 per share, September to December 2002	1,560,000	1,560	1,558,440	—	(135,000)	—	1,425,000
Compensation adjustments for warrants in 2002	—	—	440,331	—	—	—	440,331
Value of detachable warrants issued with convertible notes payable	—	—	512,452	—	—	—	512,452
Net loss for the year	—	—	—	—	—	(3,161,904)	(3,161,904)

Balance at December 31, 2002	10,036,376	10,037	12,655,386	—	(135,000)	(10,722,567)	1,807,856
Exercise of warrants at $1.00 per share	80,500	81	80,419	—	—	—	80,500
Private placement of common stock (with common stock warrants, equal to 60%) at $1.00 per share, net of issuance costs, January to March 2003	2,172,494	2,172	2,159,213	—	—	—	2,161,385
Deferred stock compensation, net	—	—	630,000	(525,000)	—	—	105,000
Proceeds from warrant exchange at $0.50 per warrant	—	—	1,176,550	—	—	—	1,176,550
Repayment of subscription receivable	—	—	—	—	135,000	—	135,000
Options and warrants issued for services			663,407				663,407
Net loss for the year	—	—	—	—	—	(3,195,503)	(3,195,503)

Balance at December 31, 2003	12,289,370	12,290	17,364,975	(525,000)	—	(13,918,070)	2,934,195
Exercise of warrants at $0.25 per share	60,000	60	14,940	—	—	—	15,000
Private placement of common stock (with common stock warrants equal to 35% at $2.00 per share, net of issuance cost), March to May 2004	1,184,000	1,183	2,346,793	—	—	—	2,347,976
Proceeds from 2003 warrant exchange at $0.50 per warrant	—	—	30,000	—	—	—	30,000
Deferred stock compensation	—	—	—	210,000	—	—	210,000
Options issued for services	—	—	251,137	—	—	—	251,137
Net loss for the year	—	—	—	—	—	(3,109,274)	(3,109,274)

Balance at December 31, 2004	13,533,370	13,533	20,007,845	(315,000)	—	(17,027,344)	2,679,034
Exercise of warrants issued for services at $1.00 per share	16,050	16	(16)	—	—	—	—
Warrant exchange, net	4,960,918	4,961	1,332,124	—	—	—	1,337,085
Proceeds from 2005 Private Placement, net	1,665,167	1,665	2,478,324	—	—	—	2,479,989
Deferred stock compensation, stock and stock options issued for services	15,009	15	88,697	210,000	—	—	298,712
Net loss for the year	—	—	—	—	—	(3,277,239)	(3,277,239)

Balance at December 31, 2005	20,190,514	20,190	23,906,974	(105,000)	—	(20,304,583)	3,517,581
Adjustment to reclassify deferred compensation to additional paid in capital upon adoption of FAS123R	—	—	(105,000)	105,000	—	—	—
Proceeds from 2006 Private Placement, net	2,598,000	2,598	2,581,423	—	—	—	2,584,021
Stock-based compensation	—	—	524,801	—	—	—	524,801
Net loss for the year	—	—	—	—	—	(3,828,326)	(3,828,326)

Balance at December 31, 2006	22,788,514	22,788	26,908,198	—	—	(24,132,909)	2,798,077
Proceeds from 2007 Private Placement, net	2,864,998	2,866	2,140,492	—	—	—	2,143,358
Stock-based compensation	—	—	21,458	—	—	—	21,458
Net loss	—	—	—	—	—	(812,489)	(812,489)

Balance at March 31, 2007	25,653,512	$25,654	$29,070,148	$—	$—	$(24,945,398)	$4,150,404

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Inception
	(November 7, 1988)
	to	Three months ended March 31,
	March 31, 2007	2007	2006
Cash flows from operating activities
Net loss	$(24,945,398)	$(812,489)	$(822,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,125,915	44,422	44,923
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	4,624,765	21,458	186,584
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Gain on disposal of equipment	(5,276)	—	—
Changes in assets and liabilities:
Accounts receivable	(25,347)	(34,047)	5,963
Inventory	—	—	(116,239)
Prepaid expenses and other current assets	(71,505)	9,217	17,268
Other assets	(75,912)	(4,311)	—
Accounts payable – related party	341,602	—	—
Accounts payable	78,755	10,872	92,461
Accrued payroll	4,548	(54,452)	(17,868)
Accrued expenses	227,304	76,108	(61,194)
Deferred revenue	44,390	(10,000)	—

Net cash used in operating activities	(17,663,427)	(753,222)	(670,371)

Cash flows from investing activities
Investment in Helix Delaware	(10)	—	—
Purchases of marketable securities	(1,330,000)	(350,000)	—
Proceeds from sales of marketable securities	330,000	330,000	—
Proceeds from sale of assets	9,435	—	—
Purchase of property and equipment	(754,948)	(1,752)	(36,731)
Increase in capitalized patents	(654,944)		—

Net cash used in investing activities	(2,400,467)	(21,752)	(36,731)

Cash flows from financing activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable – related party	379,579	—	—
Repayments from notes payable – related party	(163,154)	—	—
Proceeds from issuance of common stock and warrants, net	18,768,363	2,143,358	2,584,022

Net cash provided by financing activities	22,709,179	2,143,358	2,584,022

Net increase in cash and cash equivalents	2,645,285	1,368,384	1,876,920
Cash and cash equivalents at beginning of period	—	1,276,901	2,827,959

Cash and cash equivalents at end of period	$2,645,285	$2,645,285	$4,704,879

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation and Preparation
     The unaudited condensed financial statements of Helix BioMedix, Inc. (the “Company”) as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.
     The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-KSB for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on March 26, 2007.
     The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2007.
     The Company had approximately $2.6 million in cash and cash equivalents and $1.0 million in marketable securities as of March 31, 2007, and will require additional sources of capital to support its operations. The Company believes that, based upon the current status of the Company’s product development and collaboration plans, its cash and cash equivalents should be adequate to satisfy its capital needs through the next twelve months.
Reclassification
     Reclassifications of prior years’ balances have been made to conform to the current format. In an effort to provide investors with more details, certain amounts in the Condensed Statements of Cash Flows have been reclassified into individual line items. Specifically, for the three months ended March 31, 2007 and 2006, changes in accounts receivable as reported in the Condensed Statements of Cash Flows were separated from prepaid expenses and other assets. Similarly, changes in accounts payable, accrued payroll, and accrued expenses were separated into individual line items. These reclassifications had no impact on revenue, gross margin, net loss, assets or liabilities in the periods presented.
Recent Accounting Pronouncements
     Except as described below, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2007, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-KSB for the year ended December 31, 2006.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Income Tax Uncertainties,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Company adopted FIN 48 effective January 1, 2007, and there is no impact to the Company’s financial statements.
Note 2. Stock-Based Compensation
Stock-Based Compensation
     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method, consistent with the single option valuation approach. Compensation expense is recognized only for those options expected to vest. The per share weighted-average grant date fair value of stock options granted during the three months ended March 31, 2007, was $0.62 using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.6%	4.9%
Expected dividend yield	0	0
Expected term in years	6.25	6.25
Expected volatility	100%	100%
     The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended March 31, 2007, expected volatility is based on implied volatility of outstanding warrants to purchase the Company’s common stock, annualized daily historical volatility of its stock price commensurate with the expected term of the option, and other factors, including peer company data. For the three months ended March 31, 2007, the expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, contractual terms, vesting schedules, and expectations of future employee behavior. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior.
     For the three months ended March 31, 2007 and 2006, stock-based compensation expense was $21,458 and $186,584, respectively.
Stock Option Plan
     The Helix BioMedix 2000 Stock Option Plan (“the 2000 Plan”) provides for the issuance of incentive and non-qualified stock options to employees, directors, officers, and consultants and is administered by non-employee directors. The 2000 Plan specifically provides the Company with the ability to repurchase, upon termination of an optionee’s employment, up to 10,000 shares acquired by the optionee through the exercise of options granted thereunder at the then-current fair market value of such shares.
     Stock options to purchase the Company’s common stock are granted at the fair market value on the date of grant. Options generally become exercisable beginning one year from the date of grant and expire 10 years from the date of grant. Options granted to non-employee directors are typically non-qualified stock options with a vesting

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
period ranging from immediately upon grant to quarterly over one year. Stock options granted to employees are typically incentive stock options and vest at the rate of 33.33% after one year, and 2.78% per month thereafter.
     During the first quarter of 2006, the Company granted to non-employee directors options to purchase an aggregate of 115,000 shares of common stock with a fair value of $0.70. There were no employee stock options granted and an aggregate of 120,000 non-employee director stock options granted with a fair value of $0.62 during the three months ended March 31, 2007. A summary of the Company’s stock option activity for the three months ended March 31, 2007 is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Subject	Exercise Price	Contractual	Intrinsic
	to Options	per Share	Life (Years)	Value
Outstanding, December 31, 2006	2,918,944	$1.29	5.82	$60,435
Granted	120,000	$0.76
Exercised	—
Forfeited	—
Expired	(178,750)	$1.22

Outstanding, March 31, 2007	2,860,194	$1.27	6.03	$143,240

Exercisable, March 31, 2007	2,399,290	$1.33	5.39	$59,340

     The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.98 on March 31, 2007, which would have been received by the optionees had all of the options with exercise prices less than $0.98 been exercised on that date. As of March 31, 2007, total unrecognized stock-based compensation related to non-vested stock options was approximately $241,600, which is expected to be recognized over a weighted-average period of approximately seventeen months.
     The Company has a policy of issuing new shares to satisfy share option exercises.
     The Company has reserved 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan. As of March 31, 2007, 2,494,806 shares remained available for grants. Additional information regarding options outstanding as of March 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.70 - $0.85	635,500	7.94	$0.75	265,500	$0.76
$1.00 - $1.00	799,000	5.91	$1.00	799,000	$1.00
$1.20 - $1.50	748,750	5.62	$1.50	725,138	$1.50
$1.75 - $2.00	676,944	4.84	$1.82	609,652	$1.82

$0.70 - $2.00	2,860,194	6.03	$1.27	2,399,290	$1.33

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Stockholders’ Equity
     On March 5, 2007, the Company closed a private equity financing, receiving cash of $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock.
     In a second closing held on March 26, 2007, the Company received cash of $148,750 in exchange for 198,332 shares of $0.001 par value common stock.
     On March 3, 2006, the Company closed a private equity financing, receiving cash of approximately $2.4 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share purchase price of $1.00.
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
Note 4. Loss per Share
     Loss per share has been computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted per share amounts reflect potential dilution from the exercise or conversion of securities into common stock. The Company’s capital structure includes common stock options and common stock warrants, all of which have been excluded from net loss per share calculations as they are antidilutive, as follows:

	Three months ended
	March 31,
	2007	2006
Weighted average outstanding options	2,932,638	2,610,472
Weighted average outstanding warrants	2,700,544	2,641,364
Note 5. Marketable Securities
Marketable securities consisted of the following as of March 31, 2007:

		Gross	Gross
	Market	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Corporate and municipal auction or floating rate securities with contractual maturities of 9 years to 38 years	$1,000,000	—	—	$1,000,000

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Identifiable Intangible Assets
     Identifiable intangible assets, which are included in other assets, consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total identifiable intangible assets	1,117,879	1,117,879
Less accumulated amortization	(626,237)	(606,517)

Identifiable intangible assets, net	$491,642	$511,362

Note 7. Subsequent Event
     Effective as of April 18, 2007, the Company entered into a License Agreement (the “License Agreement”) with DermaVentures, LLC (“DermaVentures”), an Illinois limited liability company in which the Company owns a 25% membership interest pursuant to the DermaVentures Operating Agreement, which was approved by the Company’s Board of Directors on April 13, 2007. Pursuant to the License Agreement, the Company granted to DermaVentures a non-exclusive license under certain Company patents and related technology to formulate certain proprietary Company peptides into cosmetics and over-the-counter personal care products and to market and sell those products in North and Central America. The initial term of the License Agreement is five years. In consideration for the license, DermaVentures agreed to pay royalties to the Company on its sales of products containing proprietary Company peptides as set forth in the License Agreement.
     In addition, effective as of April 18, 2007, the Company entered into a Management Services Agreement (the “Services Agreement”) with DermaVentures and RMS Group, LLC, a member and the sole manager of DermaVentures (“RMS”). Pursuant to the Services Agreement, the Company agreed to provide certain management services to DermaVentures in exchange for a management fee of $400,000 payable as a cash flow distribution to the Company in connection with its ownership interest in DermaVentures after $1,200,000 in cash flow is distributed to RMS. The Company may terminate the Services Agreement upon 30 days prior written notice to the other parties, at which time the Company’s membership interest in DermaVentures shall be reduced to 10%; provided, however, that during the first year after the effective date, the Company may only terminate the Services Agreement for cause. Either DermaVentures or RMS may terminate the Services Agreement at any time with or without cause upon 30 days prior written notice to the Company, at which time the Company’s membership interest in DermaVentures shall be reduced to 10% unless the Company agrees to bear the costs for any necessary replacement management services thereafter.

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
     Words such as “believe,” “anticipate,” “expect”, and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in “Certain Factors That May Affect Our Business and Future Results” in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Other factors besides those described in that Annual Report could also affect actual results. You should carefully consider the factors described in “Certain Factors That May Affect Our Business and Future Results” in our Annual Report for the year ended December 31, 2006 in evaluating our forward-looking statements.
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
Business Overview
     We are a bioactive peptide-based biopharmaceutical company. Our objective is to develop and commercialize consumer and pharmaceutical products containing our high value peptides that have proven cosmetic and therapeutic potential carefully selected from our extensive library of patented bioactive peptides.
     We have initially targeted using short small chain peptides with anti-infective, anti-inflammatory, cell proliferation, and migration properties as ingredients in cosmetics and potential topical therapeutics. Possible applications include anti-aging skin care, acne treatment, wound healing, and treatment of athlete’s foot and other fungal infections of the skin and scalp including the management of various dermatoses.
     To establish a foundation for our initial commercialization efforts, we successfully identified and characterized a number of peptides that were based upon innate immunity peptide sequences that have potential cosmetic and therapeutic benefits. However, peptides of the innate immune system are molecularly inappropriate for direct application in personal care or pharmaceutical products. By re-engineering these peptides using bioactive, synthetic small amino sequences, we believe that we have created commercially attractive alternatives that provide even greater benefits than those peptides found in nature.
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
     Our website is located at www.helixbiomedix.com. Information contained on our website is not part of, and is not incorporated into, this Quarterly Report. Our filings with the SEC are available without charge on our website.
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
Anti-Acne Programs
     We believe one of our lead peptides for use in cosmetics promises significant advantages for skin care competitors in the over-the-counter acne treatment market. This proprietary peptide may be formulated into products with certain over-the-counter anti-acne ingredients for improvement in blemish-clearing benefits. The skin care benefits of this peptide derive from its ability to bind to a pro-inflammatory substance on the cell wall of the acne-causing bacteria. This pro-inflammatory substance is known to cause much of the redness associated with acne breakouts but, when bound to our peptide, is rendered inactive. Laboratory and clinical testing confirm the additional treatment benefits and higher level of consumer satisfaction associated with formulations that contain our peptide.
     There are currently a number of product development initiatives incorporating our peptide into anti-acne formulations. We believe the use of this peptide is advantageous for globally marketed anti-acne products, not only because it supports more favorable outcomes with salicylic acid–based treatment products, but because it obviates the need for benzyol peroxide, an ingredient that is limited in application due to regulatory restrictions in certain markets as well as its potential harshness on sensitive skin.
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
     We believe that, through the isolation of peptides derived from naturally recurring sequences that we call Replikines™, and specific combinations of those Replikines™ that we call Combikines™, we can increase the benefits derived from peptide applications in cosmetic anti-aging skin products. We have entered into an evaluation and development initiative with a leading supplier of ingredients for cosmetics to qualify these new peptide technologies and hope to bring them to market in 2008.
     Recently identified peptide opportunities for our anti-aging portfolio include a group of synthetic peptides that we have branded as Modukines™. These peptides work to interrupt processes that accelerate the undesirable changes in skin associated with aging, including the accelerated breakdown of collagen and elastin, the skin’s key structural components. We believe several of these Modukines™ hold commercial promise beyond the area of anti-aging skin care as they support the skin’s resiliency.
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
     Due to the early stage of development of each of our pharmaceutical programs described above, we are unable to estimate the total costs and timing to complete product development. Additionally, we currently anticipate out-licensing our pharmaceutical product candidates, and their final development will therefore depend on the efforts of third parties. The timing of entering into ongoing licensing agreements resulting in significant revenue to the company is uncertain. Thus, we presently lack the experience necessary to determine the timing of when, if ever, material net cash inflows from out-licensing projects can be expected.
Critical Accounting Policies and Estimates
     The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments including those related to revenue recognition, research and development costs, capitalized patent costs, and valuation of stock options and warrants. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
•	Revenue Recognition. We recognize revenue from the sale of peptides when title transfers to the customer, typically upon shipment. We recognize revenue from licensing fees when delivery has occurred and no future obligations exist. Royalties from licensees, if any, are based on third-party sales and recorded as earned in accordance with contract terms when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These costs, including personnel costs, supplies and other indirect research and development costs, are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such collaborative agreements, we expense these items as incurred.

•	Capitalization of Patent Costs. We capitalize the third-party costs associated with filing patents or entering into licenses associated with our underlying technology. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent, we no longer use certain patents, the associated costs will be written-off at that time.

•	Valuation of Stock Options and Warrants. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method, consistent with the single option valuation approach. Compensation expense is recognized only for those options expected to vest. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by Emerging Issues Task Force (“EITF”) Issue No. 96-18 and EITF Issue No. 00-18.
Results of Operations
     As of March 31, 2007, our accumulated deficit was approximately $24.9 million. We may continue to incur substantial operational losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has not been material and has resulted from licensing arrangements and limited sales of peptides at, or near, cost. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty-bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.
     Revenue for the three months ended March 31, 2007, derived primarily from royalty and peptide sales, was approximately $58,000 compared to $18,000 for the same period in 2006. Cost of peptide sales was $0 for the three months ended March 31, 2007 and approximately $5,000 for the same period in 2006. The zero cost of peptide sales for the three months ended March 31, 2007, reflected the inventory written down to its net realizable value in the second quarter of 2006.
     Research and development expenses were approximately $205,500 for the three months ended March 31, 2007 compared to approximately $226,200 for the same period in 2006. The decrease of $20,700 or 9.2% was primarily due to a reduction in stock-based compensation, partially offset by an increase in expenses related to consulting fees.
     Depreciation and amortization expenses of approximately $44,400 for the three months ended March, 31, 2007 were relatively flat compared to the same period in 2006, primarily because incremental depreciation expenses from assets purchased in 2006 were offset by other assets becoming fully depreciated.
     Accounting, legal and professional expenses were approximately $148,500 for the three months ended March 31, 2007, an increase of $82,800 or 126.1% compared to the same period in 2006. The increase was primarily attributable to increased fees for our financial audit and legal fees associated with license agreement negotiations and other corporate matters.
     Consulting fees were $405 for the three months ended March 31, 2007 compared to approximately $3,000 for the same period in 2006. The decrease of approximately $2,600 was primarily attributable to consulting fees incurred in 2006 associated with the implementation of a new accounting system.
     General and administrative expenses were approximately $494,500 for the three months ended March 31, 2007 compared to $509,900 for the same period in 2006. The decrease of $15,400 or 3.0% was due primarily to a reduction in stock-based compensation expense, partially offset by increased employee costs and rent expense for additional office space.
     Other income for the three months ended March 31, 2007 was approximately $22,400 compared to approximately $14,500 for the same period in 2006, consisting of interest income for both periods. The increase in interest income in the first three months of 2007 was primarily attributable to a higher balance of cash and marketable securities in 2007 compared to 2006.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the private sales of debt and equity securities. Our principal sources of liquidity are cash, cash equivalents and marketable securities. At March 31, 2007, our balance of cash, cash equivalents and marketable securities totaled approximately $3.6 million, up by $1.4 million from December 31, 2006. The increase from December 31, 2006 was attributable to the proceeds that we received from a private equity financing that closed in the first quarter of 2007, partially offset by cash used in operations.
     Cash used in operating activities for the three months ended March 31, 2007, was approximately $753,000, derived principally from our net loss for the period, adjusted by non-cash expenses and changes in working capital components. Working capital uses of cash were primarily from an increase in trade receivables and decreases in accrued payroll and deferred revenue, partially offset by a decrease in prepaid expense and increases in accounts payable and accrued expenses. Cash used in operating activities for the three months ended March 31, 2006, was approximately $670,400, due primarily to the net loss for the period and inventory purchases, partially offset by adjustments of non-cash expenses.
     Cash used in investing activities during the three months ended March 31, 2007, was approximately $21,800, due primarily to purchases of marketable securities and capital equipment. Cash used in investing activities during the three months ended March 31, 2006 was approximately $36,700, due primarily to purchases of capital equipment.
     Cash provided by financing activities for the three months ended March 31, 2007, was approximately $2.1 million. On March 5, 2007, we closed a private equity financing, receiving cash of $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock. In a second closing held on March 26, 2007, we received cash of $148,750 in exchange for 198,332 shares of $0.001 par value common stock.
     Cash provided by financing activities for the three months ended March 31, 2006 was approximately $2.6 million. On March 3, 2006, we announced that we closed a private equity financing, receiving cash of approximately $2.4 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 additional shares of $0.001 par value common stock. The warrants have a 5-year term and a per exercise purchase price of $1.00. In a second closing held on March 10, 2006, we received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrants to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share exercise price of $1.00.
     We will need to raise additional capital in order to grow our business operations. Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. Based on our current operating plan, we estimate that existing cash and cash equivalents will be sufficient to meet our cash requirements through the next twelve months based on current expense levels. We will need substantial additional funding to further develop our existing programs and initiate our pharmaceutical programs. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing.

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
Subsequent Event
     Effective as of April 18, 2007, we entered into a License Agreement (the “License Agreement”) with DermaVentures, LLC (“DermaVentures”), an Illinois limited liability company in which we own a 25% membership interest pursuant to the DermaVentures Operating Agreement, which was approved by our Board of Directors on April 13, 2007. Pursuant to the License Agreement, we granted to DermaVentures a non-exclusive license under certain of our patents and related technology to formulate certain of our proprietary peptides into cosmetic and over-the-counter personal care products and to market and sell those products in North and Central America. The initial term of the License Agreement is five years. In consideration for the license, DermaVentures agreed to pay us royalties on its sales of products containing our proprietary peptides as set forth in the License Agreement.
     In addition, effective as of April 18, 2007, we entered into a Management Services Agreement (the “Services Agreement”) with DermaVentures and RMS Group, LLC, a member and the sole manager of DermaVentures (“RMS”). Pursuant to the Services Agreement, we agreed to provide certain management services to DermaVentures in exchange for a management fee of $400,000 payable as a cash flow distribution to us in connection with our ownership interest in DermaVentures after $1,200,000 in cash flow is distributed to RMS. We may terminate the Services Agreement upon 30 days prior written notice to the other parties, at which time our membership interest in DermaVentures shall be reduced to 10%; provided, however, that during the first year after the effective date, we may only terminate the Services Agreement for cause. Either DermaVentures or RMS may terminate the Services Agreement at any time with or without cause upon 30 days prior written notice to us, at which time our membership interest in DermaVentures shall be reduced to 10% unless we agree to bear the costs for any necessary replacement management services thereafter.

Certain Factors That May Affect Our Business and Future Results
     Please see our Annual Report on Form 10-KSB for the year ended December 31, 2006 for a description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.
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

PART II – OTHER INFORMATION
ITEM 6. Exhibits.

Exhibit Number
(Referenced to
Item 601 of
Regulation S-B)	Exhibit Description

10.25*	License Agreement between the Company and DermaVentures, LLC, dated effective as of April 18, 2007

10.26	Management Services Agreement between the Company, DermaVentures, LLC and RMS Group, LLC, dated effective as of April 18, 2007

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. A complete version of this exhibit has been submitted separately with the Securities and Exchange Commission.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 10, 2007

HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/ R. Stephen Beatty

R. Stephen Beatty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Kirske

David H. Kirske
Vice President and Chief Financial Officer
(Principal Financial Officer)