Form 10QSB
period 2007-06-30
HELIX BIOMEDIX INC
filed 2007-08-09
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares
Class	Outstanding at August 2, 2007

Common Stock, $0.001 par value	25,653,512
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HELIX BIOMEDIX, INC.
FORM 10-QSB

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (unaudited) as of June 30, 2007 and December 31, 2006	1

Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006 and for the period from inception (November 7, 1988) to June 30, 2007	2

Condensed Statements of Stockholders’ Equity (Deficit) (unaudited) for the period from inception (November 7, 1988) to June 30, 2007	3

Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and for the period from inception (November 7, 1988) to June 30, 2007	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	20

Signatures	21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$988,623	$1,276,901
Marketable securities	1,754,971	980,000
Inventory	34,799	—
Accounts receivable, net	77,148	—
Accounts receivable from related party	64,456	—
Prepaid expenses and other current assets	74,068	93,342

Total current assets	2,994,065	2,350,243

Property and equipment
Machinery and equipment	521,936	523,797
Furniture and fixtures	48,486	46,734
Leasehold improvements	43,993	43,993

	614,415	614,524
Less: accumulated depreciation	(466,457)	(419,796)

Property and equipment, net	147,958	194,728

Other assets:
Deposits	8,522	4,211
Antimicrobial technology, net	20,659	26,213
Licensing agreement, net	41,619	43,416
Patents pending and approved, net	409,642	441,733

Other assets, net	480,442	515,573

Total assets	$3,622,465	$3,060,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,099	$65,549
Accrued payroll	27,015	108,603
Accrued expenses	51,023	27,315
Deferred revenue	51,000	61,000

Total current liabilities	247,137	262,467

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at June 30, 2007, 22,788,514 shares outstanding at December 31, 2006	25,654	22,788
Additional paid-in capital	29,126,234	26,908,198
Deficit accumulated during the development stage	(25,776,560)	(24,132,909)

Total stockholders’ equity	3,375,328	$2,798,077

Total liabilities and stockholders’ equity	$3,622,465	$3,060,544

     The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Inception
	(November 7, 1988)
	To June 30, 2007	Three months ended June 30,		Six months ended June 30,
		2007	2006	2007	2006
Revenue:
Licensing	$373,802	$16,747	$30,073	$46,241	$35,099
Peptide sales	211,848	59,507	—	88,435	13,000
Peptide sales to related party	64,400	64,400	—	64,400	—

Total revenue	650,050	140,654	30,073	199,076	48,099

Operating expenses:
Cost of peptide sales	257,750	10,421	151,368	10,421	156,371
Research and development	6,926,652	202,458	267,879	407,955	494,085
Depreciation and amortization	1,169,277	43,542	45,413	87,964	90,336
Accounting, legal and professional fees	2,774,360	133,746	70,763	282,223	136,421
Consulting fees	2,883,104	3,553	1,881	3,958	4,929
General and administrative	11,302,560	603,574	698,471	1,098,087	1,208,389

Total operating expenses	25,313,703	997,294	1,235,775	1,890,608	2,090,531

Loss from operations	(24,663,653)	(856,640)	(1,205,702)	(1,691,532)	(2,042,432)

Other income (expense):
Gain on settlement of lawsuit	48,574	—	—	—	—
Gain on sale of equipment	5,276	—	—	—	—
Interest expense	(1,459,442)	—	—	—	—
Interest income	292,685	25,478	21,183	47,881	35,644

	(1,112,907)	25,478	21,183	47,881	35,644

Net loss	$(25,776,560)	$(831,162)	$(1,184,519)	$(1,643,651)	$(2,006,788)

Basic and diluted net loss per share		$(0.03)	$(0.05)	$(0.07)	$(0.09)

Weighted average shares outstanding		25,653,512	22,788,514	24,617,463	21,890,276

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the Period from Inception (November 7, 1988) to June 30, 2007
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
for the Period from Inception (November 7, 1988) to June 30, 2007
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

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the Period from Inception (November 7, 1988) to June 30, 2007
(Unaudited)
(continued from prior page)

	Common Stock
						Deficit
						Accumulated
			Additional	Deferred	Stock	During the	Stockholders’
	Number		Paid-in	Stock	Subscription	Development	Equity
	of Shares	Amount	Capital	Compensation	Receivable	Stage	(Deficit)
Issuance of common stock for services rendered, at $0.80 per share on November 21, 2002	18,000	18	14,382	—	—	—	14,400
Conversion of convertible notes payable into equity, at $1.00 per share Principle	3,082,500	3,083	3,079,417	—	—	—	3,082,500
Accrued interest	231,180	231	230,949	—	—	—	231,180

	8,476,376	8,477	10,144,163	—	—	(7,560,663)	2,591,977
Private placement of common stock (with common stock warrants equal to 60%), at $1.00 per share, September to December 2002	1,560,000	1,560	1,558,440	—	(135,000)	—	1,425,000
Compensation adjustments for warrants in 2002	—	—	440,331	—	—	—	440,331
Value of detachable warrants issued with convertible notes payable	—	—	512,452	—	—	—	512,452
Net loss for the year	—	—	—	—	—	(3,161,904)	(3,161,904)

Balance at December 31, 2002	10,036,376	10,037	12,655,386	—	(135,000)	(10,722,567)	1,807,856
Exercise of warrants at $1.00 per share	80,500	81	80,419	—	—	—	80,500
Private placement of common stock (with common stock warrants, equal to 60%) at $1.00 per share, net of issuance costs, January to March 2003	2,172,494	2,172	2,159,213	—	—	—	2,161,385
Deferred stock compensation, net	—	—	630,000	(525,000)	—	—	105,000
Proceeds from warrant exchange at $0.50 per warrant	—	—	1,176,550	—	—	—	1,176,550
Repayment of subscription receivable	—	—	—	—	135,000	—	135,000
Options and warrants issued for services			663,407				663,407
Net loss for the year	—	—	—	—	—	(3,195,503)	(3,195,503)

Balance at December 31, 2003	12,289,370	12,290	17,364,975	(525,000)	—	(13,918,070)	2,934,195
Exercise of warrants at $0.25 per share	60,000	60	14,940	—	—	—	15,000
Private placement of common stock (with common stock warrants equal to 35% at $2.00 per share, net of issuance cost), March to May 2004	1,184,000	1,183	2,346,793	—	—	—	2,347,976
Proceeds from 2003 warrant exchange at $0.50 per warrant	—	—	30,000	—	—	—	30,000
Deferred stock compensation	—	—	—	210,000	—	—	210,000
Options issued for services	—	—	251,137	—	—	—	251,137
Net loss for the year	—	—	—	—	—	(3,109,274)	(3,109,274)

Balance at December 31, 2004	13,533,370	13,533	20,007,845	(315,000)	—	(17,027,344)	2,679,034
Exercise of warrants issued for services at $1.00 per share	16,050	16	(16)	—	—	—	—
Warrant exchange, net	4,960,918	4,961	1,332,124	—	—	—	1,337,085
Proceeds from 2005 Private Placement, net	1,665,167	1,665	2,478,324	—	—	—	2,479,989
Deferred stock compensation, stock and stock options issued for services	15,009	15	88,697	210,000	—	—	298,712
Net loss for the year	—	—	—	—	—	(3,277,239)	(3,277,239)

Balance at December 31, 2005	20,190,514	20,190	23,906,974	(105,000)	—	(20,304,583)	3,517,581
Adjustment to reclassify deferred compensation to additional paid in capital upon adoption of FAS123R	—	—	(105,000)	105,000	—	—	—
Proceeds from 2006 Private Placement, net	2,598,000	2,598	2,581,423	—	—	—	2,584,021
Stock-based compensation	—	—	524,801	—	—	—	524,801
Net loss for the year	—	—	—	—	—	(3,828,326)	(3,828,326)

Balance at December 31, 2006	22,788,514	22,788	26,908,198	—	—	(24,132,909)	2,798,077
Proceeds from 2007 Private Placement, net	2,864,998	2,866	2,140,492	—	—	—	2,143,358
Stock-based compensation	—	—	77,544	—	—	—	77,544
Net loss	—	—	—	—	—	(1,643,651)	(1,643,651)

Balance at June 30, 2007	25,653,512	$25,654	$29,126,234	$—	$—	$(25,776,560)	$3,375,328

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Inception
	(November 7, 1988)
	to	Six months ended June 30,
	June 30, 2007	2007	2006
Cash Flows from Operating Activities
Net loss	$(25,776,560)	$(1,643,651)	$(2,006,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,169,458	87,964	90,336
Amortization of debt discount to interest expense	728,552	—	—
Stock-based compensation costs	4,680,851	77,544	425,179
Interest expense converted to common stock	231,180	—	—
Research and development	53,000	—	—
Loss (gain) on disposal of equipment	(5,276)	—	3,588
Changes in operating assets and liabilities:
Accounts receivable	(68,448)	(77,148)	(11,837)
Accounts receivable from related party	(64,456)	(64,456)	—
Inventory	(34,799)	(34,799)	35,316
Prepaid expenses and other current assets	(68,059)	19,274	34,540
Other assets	(75,912)	(4,311)	3,291
Accounts payable – related party	341,602	—	—
Accounts payable	120,433	52,550	15,108
Accrued payroll	(22,588)	(81,588)	(28,540)
Accrued expenses	174,904	23,708	(82,359)
Deferred revenue	51,000	(10,000)	—

Net cash used in operating activities	(18,565,118)	(1,654,913)	(1,522,166)

Cash Flows from investing activities
Investment in Helix Delaware	(10)
Purchases of marketable securities	(2,280,000)	(1,300,000)	—
Proceeds from sales of marketable securities	525,029	525,029	—
Proceeds from sale of assets	9,435	—	—
Purchase of property and equipment	(754,948)	(1,752)	(38,037)
Increase in capitalized patents	(654,944)	—	—

Net cash used in investing activities	(3,155,438)	(776,723)	(38,037)

Cash flows from financing activities
Cash received in reverse acquisition	634,497	—	—
Proceeds from notes payable	3,089,894	—	—
Proceeds from notes payable – related party	379,579	—	—
Repayments from notes payable – related party	(163,154)	—	—
Proceeds from issuance of common stock and warrants, net	18,768,363	2,143,358	2,584,022

Net cash provided by financing activities	22,709,179	2,143,358	2,584,022

Net increase (decrease) in cash and cash equivalents	988,623	(288,278)	1,023,819
Cash and cash equivalents at beginning of period	—	1,276,901	2,827,959

Cash and cash equivalents at end of period	$988,623	$988,623	$3,851,778

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation and Preparation
     The unaudited condensed financial statements of Helix BioMedix, Inc. (the “Company”) as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.
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
     The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2007.
     The Company had approximately $989,000 in cash and cash equivalents and $1.8 million in marketable securities as of June 30, 2007, and will require additional sources of capital to support its operations. The Company believes that, based upon the current status of the Company’s product development and collaboration plans, its cash, cash equivalents and marketable securities should be adequate to satisfy its capital needs at least through the next twelve months. The Company will need substantial funding to further develop its existing programs, including its pharmaceutical program. Accordingly, the Company intends to seek additional funding through available means, which may include debt and/or equity financing.
Reclassification
     Reclassifications of prior years’ balances have been made to conform to the current format. In an effort to provide investors with more details, certain amounts in the Condensed Statements of Cash Flows have been reclassified into individual line items. Specifically, for the three and six months ended June 30, 2007 and 2006, changes in accounts receivable as reported in the Condensed Statements of Cash Flows were separated from prepaid expenses and other assets. Similarly, changes in accounts payable, accrued payroll, and accrued expenses were separated into individual line items. On the Condensed Balance Sheets, cost of sales related to deferred revenue has been reclassified to the assets section and presented on the prepaid expenses and other current assets line item. These reclassifications had no material impact on the financial results in the periods presented.
Recent Accounting Pronouncements
     Except as described below, there have been no significant changes in recent accounting pronouncements during the six months ended June 30, 2007, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-KSB for the year ended December 31, 2006.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Income Tax Uncertainties,” which clarifies the accounting and disclosure for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
likely than not” threshold. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.
Note 2. Stock-Based Compensation
Stock-Based Compensation
     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method, consistent with the single option valuation approach. In accordance with the provisions of SFAS 123R, compensation expense is recognized only for those options expected to vest. The per share weighted-average fair value of stock options granted during the three and six months ended June 30, 2006, was $0.98 and $0.78, respectively. There were no stock options granted during the three months ended June 30, 2007. The per share weighted-average grant date fair value of stock options granted during the six months ended June 30, 2007, was $0.62 using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Risk-free interest rate	—	5.06%	4.58%	4.97%
Expected dividend yield	—	0	0	0
Expected term in years	—	6.25	6.25	6.25
Expected volatility	—	100%	100%	100%
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
     For the three months ended June 30, 2007 and 2006, stock-based compensation expense was approximately $56,100 and $238,600, respectively. For the six months ended June 30, 2007 and 2006, stock-based compensation expense was approximately $77,500 and $425,200, respectively.
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
     Stock options to purchase the Company’s common stock are granted at the fair market value on the date of grant. Options generally become exercisable beginning one year from the date of grant and expire 10 years from the date of grant. Options granted to non-employee directors are typically non-qualified stock options with a vesting period ranging from immediately upon grant to quarterly over one year. Stock options granted to employees are typically incentive stock options and vest at the rate of 33.33% after one year, and 2.78% per month thereafter.
     A summary of the Company’s stock option activity for the six months ended June 30, 2007 is presented in the following table:

HELIX BIOMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Subject	Exercise Price	Contractual	Intrinsic
	to Options	per Share	Life (Years)	Value
Outstanding, December 31, 2006	2,918,944	$1.29	5.82	$60,435
Granted	120,000	$0.76
Exercised	—
Forfeited	(11,250)	$0.76
Expired	(178,750)	$1.22

Outstanding, June 30, 2007	2,848,944	$1.27	5.68	$0.00

Exercisable, June 30, 2007	2,517,000	$1.32	5.21	$0.00

     The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.70 on June 30, 2007, which would have been received by the optionees had all of the options with exercise prices less than $0.70 been exercised on that date. As of June 30, 2007, total unrecognized stock-based compensation related to non-vested stock options was approximately $177,900, which is expected to be recognized over a weighted-average period of approximately sixteen months.
     The Company has a policy of issuing new shares to satisfy share option exercises.
     The Company has 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan. As of June 30, 2007, 2,506,056 shares remained available for grants. Additional information regarding options outstanding as of June 30, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.70 - $0.85	624,250	7.60	$0.75	337,167	$0.76
$1.00 - $1.00	799,000	5.66	$1.00	799,000	$1.00
$1.20 - $1.50	748,750	5.08	$1.50	729,305	$1.50
$1.75 - $2.00	676,944	4.59	$1.82	651,528	$1.82

$0.70 - $2.00	2,848,944	5.68	$1.27	2,517,000	$1.32

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average outstanding options	2,856,362	2,680,723	2,894,289	2,645,791
Weighted average outstanding warrants	2,700,544	2,852,357	2,700,544	2,747,443
Note 5. Marketable Securities
Marketable securities consisted of the following as of June 30, 2007:

		Gross	Gross
		Unrealized	Unrealized	Amortized
	Market Value	Gains	Losses	Cost
Corporate and municipal auction or floating rate securities with contractual maturities of 8 years to 39 years	$1,754,971	—	—	$1,754,971

Note 6. Identifiable Intangible Assets
     Identifiable intangible assets, which are included in other assets, consisted of the following as of June 30, 2007, and December 31, 2006:

	June 30,	December 31,
	2007	2006
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total identifiable intangible assets	1,117,879	1,117,879
Less accumulated amortization	(645,959)	(606,517)

Identifiable intangible assets, net	$471,920	$511,362

Note 7. Related-Party Transactions
     Effective as of April 18, 2007, the Company entered into a License Agreement (the “License Agreement”) with DermaVentures, LLC (“DermaVentures”), an Illinois limited liability company in which the Company owns a 25% membership interest pursuant to the DermaVentures Operating Agreement, which was approved by the Company’s Board of Directors on April 13, 2007. Pursuant to the License Agreement, the Company granted to DermaVentures a non-exclusive license under certain patents and related technology to formulate certain of the Company’s proprietary peptides into cosmetics and over-the-counter personal care products and to market and sell those products in North and Central America. The initial term of the License Agreement is five years. In consideration for the license, DermaVentures agreed to pay the Company royalties on its sales of products containing the Company’s proprietary peptides as set forth in the License Agreement.
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
     During the three months ended June 30, 2007, the Company sold $64,400 of peptides to DermaVentures. The inventory sold in this transaction had zero cost as it was written down to its estimated net realizable value in the second quarter of 2006.
Note 8. Purchase Commitments
     On August 2, 2007, the Company entered into an agreement with a vendor for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate consideration for orders under this agreement over the eighteen-month period is $234,000.

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
     Words such as “believe,” “anticipate,” “expect,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in “Certain Factors That May Affect Our Business and Future Results” in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Other factors besides those described in that Annual Report could also affect actual results. You should carefully consider the factors described in “Certain Factors That May Affect Our Business and Future Results” in our Annual Report for the year ended December 31, 2006 in evaluating our forward-looking statements.
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
Business Overview
     Helix BioMedix, Inc., is a biopharmaceutical company with an extensive library of diverse bioactive peptides and patents covering six distinct classes and hundreds of thousands of peptide sequences. Our mission is to enrich clinical practice and the patient/consumer experience by developing topically-applied products which offer the health, beauty and safety benefits of advanced bioactive small molecule technology. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptide technology.
     We are developing short, small-chain peptides with anti-infective, anti-inflammatory, cell proliferation, and migration properties. These peptides are targeted for use as ingredients in cosmetics and new topical therapeutics. Possible applications include anti-aging skin care, acne treatment, wound healing, and treatment of athlete’s foot and other fungal infections of the skin and scalp as well as the management of various other dermatoses.
     To establish a foundation for our initial commercialization efforts, we successfully identified and characterized a number of peptides that are based upon innate-immunity peptide sequences that have potential cosmetic and therapeutic benefits. However, peptides of the innate immune system are molecularly inappropriate for direct application in personal care or pharmaceutical products. By re-engineering these peptides using bioactive, synthetic small amino sequences, we believe that we have created commercially attractive alternatives that provide even greater activity than those peptides found in nature.
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
     In 2006, we initiated our first efforts to directly participate in the development of validated products that apply our peptide technology. The first such product was developed through a license agreement with DermaVentures, LLC (“DermaVentures”), a related party, and is planned for market introduction in the second half of 2007.
     Internally, our strategy moving forward is to develop products with the intent of positioning ourselves closer to the consumer end of the product development life cycle. We believe that this closer alignment to the end product has the potential to provide higher royalty revenues as compared to licensing peptides for use as ingredients within a product. For example, we are currently developing a skin care system that is planned for future introduction into the marketplace through partnerships with certain personal care marketing companies.
Anti-Acne Programs
     We believe one of our lead peptides for use in cosmetics promises significant advantages for skin care competitors in the over-the-counter acne treatment market. This proprietary peptide may be formulated into products with certain over-the-counter anti-acne ingredients for improvement in blemish-clearing benefits. The skin care benefits of this peptide derive from its ability to bind to a pro-inflammatory substance on the cell wall of the acne-causing bacteria. This pro-inflammatory substance is known to cause much of the redness associated with acne breakouts but, when bound to our peptide, is rendered inactive. Laboratory and clinical testing indicate additional treatment benefits and a higher level of consumer satisfaction associated with formulations that contain our peptide.
     There are currently a number of product development initiatives incorporating this peptide into anti-acne formulations. We believe the use of this peptide is advantageous for globally marketed anti-acne products, not only because it supports more favorable outcomes with salicylic acid–based treatment products, but because it may obviate the need for benzyol peroxide, an ingredient that is limited in application due to regulatory restrictions in certain markets. This peptide is scheduled for introduction in the second half of 2007 in an acne treatment system that is positioned for the North American Hispanic market. This new system is proposed to be beneficial for richer skin tones that are more prone to discoloration associated with irritating chemicals such as benzyol peroxide. The peptide is also featured in an expanding line of anti-acne products marketed through natural food and health channels of distribution.
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
     One of our lead anti-aging peptides targets several aspects of support for the skin’s structural matrix. This peptide has been demonstrated to accelerate the migration of cells from the skin’s uppermost layer to strengthen areas prone to lines and wrinkles and to impart a smoother, firmer appearance. This peptide has been clinically demonstrated to provide equivalent benefits to the leading prescription anti-aging products, but without the risk of irritation associated with aggressive retinoids. This peptide has been formulated into various cosmetic skin care products that are currently in the marketplace or pending introduction in late 2007.

     We believe that, through the isolation of peptides derived from naturally recurring sequences that we call Replikines™, and specific combinations of those Replikines™ that we call Combikines™, we can increase the benefits derived from peptide applications in cosmetic anti-aging skin products. We have entered into an evaluation initiative with a leading supplier of ingredients for cosmetics to qualify these new peptide technologies. This evaluation is coming to an end and we are considering opportunities for the license of these peptides.
     Recently identified peptide opportunities for our anti-aging portfolio include a group of synthetic peptides that we have branded as Modukines™. These peptides work to interrupt processes that accelerate the undesirable changes in skin associated with aging, including the accelerated breakdown of collagen and elastin, the skin’s key structural components. We believe several of these Modukines™ hold commercial promise beyond the area of anti-aging skin care, as they support the skin’s resiliency.
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
     It is our intention to advance our anti-infective programs through a combination of partnering and in-house development. We have initiated this strategy by engaging a consulting firm with the aim of contacting potential partners during 2007.
     Due to the early stage of development of each of our pharmaceutical programs described above, we are unable to estimate the total costs and timing to complete product development. Additionally, we currently anticipate out-licensing certain of our pharmaceutical product candidates, and their final development will therefore depend on the efforts of third parties. The timing of entering into ongoing licensing agreements resulting in significant revenue to the company is uncertain. Thus, we presently lack the experience necessary to determine the timing of when, if ever, material net cash inflows from out-licensing projects can be expected.

Related-Party Transactions
     Effective as of April 18, 2007, we entered into a License Agreement (the “License Agreement”) with DermaVentures, an Illinois limited liability company in which we own a 25% membership interest pursuant to the DermaVentures Operating Agreement, which was approved by our Board of Directors on April 13, 2007. Pursuant to the License Agreement, we granted to DermaVentures a non-exclusive license under certain patents and related technology to formulate certain proprietary peptides into cosmetics and over-the-counter personal care products and to market and sell those products in North and Central America. The initial term of the License Agreement is five years. In consideration for the license, DermaVentures agreed to pay us royalties on its sales of products containing our proprietary peptides as set forth in the License Agreement.
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

Results of Operations
     As of June 30, 2007, our accumulated deficit was approximately $25.8 million. We may continue to incur substantial operational losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our research and development programs. Revenue to date has not been material and has resulted from licensing arrangements and limited sales of peptides at, or near, cost. Our ability to achieve a consistent, profitable level of operations depends in large part on our ability to enter into royalty-bearing licenses. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.
     Revenue for the three months ended June 30, 2007, was approximately $140,700, an increase of $110,600 from the same period in 2006. For the first six months of 2007, revenue increased by approximately $151,000 to $199,100 from the same period in 2006. Of the total revenue for the three and six months ended June 30, 2007, $64,400 was from sales of peptides to DermaVentures, a related party. The increase in revenue for the three months ended June 30, 2007, primarily consisted of increased peptide sales at cost, partially offset by a reduction in licensing revenue. For the six months ended June 30, 2007, revenue increases were attributable to an increase in both peptides sales as well as licensing revenue.
     Cost of peptide sales was approximately $10,400 for the three and six months ended June 30, 2007, compared to $151,400 for the three months ended June 30, 2006, and $156,400 for the six months ended June 30, 2006. Cost of peptide sales to DermaVentures, a related party, was zero for the three and six months ended June 30, 2007. The decrease in cost of peptide sales for the three and six months ended June 30, 2007, was a result of $151,400 of inventory previously written down to its estimated net realizable value in the second quarter of 2006. As we replenish inventory, we anticipate that future sales of peptides will result in a higher cost of sales than the level we have experienced during the three and six months ended June 30, 2007.
     Research and development (“R&D”) expenses were approximately $202,500 for the three months ended June 30, 2007 compared to approximately $267,900 for the same period in 2006. For the six months ended June 30, 2007, R&D expenses were approximately $408,000 compared to $494,100 for the same period in 2006. The decrease of $65,400, or 24.4%, and $86,100, or 17.4%, in R&D expenses for the three months and six months ended June 30, 2007, respectively, was primarily due to a reduction in employee-related costs, lower spending in lab supplies and external studies, and decreased stock-based compensation, partially offset by an increase in expenses related to R&D consulting fees. We expect R&D expenses during the remainder of 2007 to remain generally in line with levels experienced during the first six months of 2007.
     Depreciation and amortization expenses were approximately $43,500 for the three months ended June 30, 2007, a decrease of $1,900 from the same period in 2006. For the six months ended June 30, 2007, depreciation and amortization expenses decreased by $2,400 to $88,000 compared to the first six months of 2006. The slight decrease in depreciation and amortization expenses in the three and six months ended June 30, 2007, compared to the same periods in 2006 was primarily because incremental depreciation expenses from assets purchased in 2007 were offset by other assets becoming fully depreciated. We expect depreciation and amortization expenses for the remainder of 2007 to remain relatively consistent with those in the first half of the year.
     Accounting, legal and professional expenses were approximately $133,700 for the three months ended June 30, 2007, an increase of $63,000, or 89.0%, compared to $70,700 for the three months ended June 30, 2006. Accounting, legal and professional expenses were approximately $282,200 for the six months ended June 30, 2007, an increase of $145,800, or 106.9%, compared to $136,400 for the same period in 2006. The increase in the three and six months ended June 30, 2007, was primarily attributable to increased audit fees and legal costs associated with the outlicensing of our technology.
     Consulting fees were relatively flat for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. Consulting fees were approximately $3,600 and $4,000 for the three and six months ended June 30, 2007, respectively, compared to approximately $1,900 and $4,900 for the respective periods in 2006.
     General and administrative (“G&A”) expenses were approximately $603,600 for the three months ended June 30, 2007 compared to approximately $698,500 for the same period in 2006. For the six months ended June 30, 2007, G&A expenses were approximately $1.1 million compared to $1.2 million for the same period in 2006. The decrease of approximately $94,900, or 13.6%, and $110,300, or 9.1%, in G&A expenses for the three months and six months ended June 30, 2007, respectively, was primarily due to decreased stock-based compensation, partially offset by an increase in compliance costs associated with the Sarbanes-Oxley Act of 2002. We anticipate G&A expenses during the remainder of 2007 to increase as a result of compliance costs associated with the Sarbanes-Oxley Act of 2002.
     Other income, comprised primarily of interest income, increased by $4,300, or 20.3%, to $25,500 for the three months ended June 30, 2007 compared to $21,200 for the same period in 2006. For the six months ended June 30, 2007, other income increased by $12,200, or 34.3%, to $47,900 compared to $35,700 for the same period in 2006. The increase in other income was primarily attributable to higher interest rates and a higher balance of marketable securities in 2007 compared to 2006.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the private sales of debt and equity securities. Our principal sources of liquidity are cash, cash equivalents and marketable securities. At June 30, 2007, our balance of cash, cash equivalents and marketable securities totaled approximately $2.7 million, up by $486,700 from December 31, 2006. The increase from December 31, 2006 was attributable to the proceeds that we received from a private equity financing that closed in the first quarter of 2007, partially offset by cash used in operations during the first six months of 2007. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations at planned levels at least through the next twelve months.
     Cash used in operating activities for the six months ended June 30, 2007, was approximately $1.7 million, derived principally from our net loss for the period, adjusted by non-cash expenses and changes in working capital components. Working capital uses of cash were primarily from increases in trade receivables and inventory, and decreases in accrued payroll and deferred revenue, partially offset by a decrease in prepaid expense and increases in accounts payable and accrued expenses. Cash used in operating activities for the six months ended June 30, 2006, was approximately $1.5 million, due primarily to the net loss for the period and decreases in accrued payroll and accrued expenses, partially offset by adjustments of non-cash expenses, and decreases in inventory and prepaid assets.
     Cash used in investing activities during the six months ended June 30, 2007, was approximately $776,700, due primarily to purchases of marketable securities and capital equipment. Cash used in investing activities during the six months ended June 30, 2006 was approximately $38,000, due primarily to purchases of capital equipment.
     Cash provided by financing activities for the six months ended June 30, 2007, was approximately $2.1 million. On March 5, 2007, we closed a private equity financing, receiving cash of $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock. In a second closing held on March 26, 2007, we received cash of $148,750 in exchange for 198,332 shares of $0.001 par value common stock.
     Cash provided by financing activities for the six months ended June 30, 2006 was approximately $2.6 million. On March 3, 2006, we closed a private equity financing, receiving cash of approximately $2.4 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 additional shares of $0.001 par value common stock. The warrants have a 5-year term and a per exercise purchase price of $1.00. In a second closing held on March 10, 2006, we received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrants to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share exercise price of $1.00.
     We will need to raise additional capital in order to sustain and grow our business operations. Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. Based on our current operating plan, we estimate that existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements at least through the next twelve months based on current expense levels. We will need substantial additional funding to further develop our existing programs and initiate our pharmaceutical programs. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing.
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
Purchase Commitments
     On August 2, 2007, we entered into an agreement with a vendor for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate consideration for orders under this agreement over the eighteen-month period is $234,000.

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

PART II – OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 17, 2007, at which there were two matters submitted to a vote of security holders:
1.	To elect three Class I directors to serve until the 2010 Annual Meeting of Stockholders or until such directors’ successors are elected and qualified:

Nominee	For	Withheld
Randall L-W. Caudill	14,661,907	104,845
Richard M. Cohen	14,729,807	36,945
Barry L. Seidman	14,621,055	145,697
2.	To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain
14,691,676	2,000	73,076
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

August 9, 2007
HELIX BIOMEDIX, INC.
(Registrant)

By: /s/ R. Stephen Beatty

R. Stephen Beatty
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David H. Kirske

David H. Kirske
Vice President and Chief Financial Officer
(Principal Financial Officer)