Form 10QSB
period 2007-09-30
HELIX BIOMEDIX INC
filed 2007-11-08
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 33-20897-D

HELIX BIOMEDIX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	91-2099117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22118-20th Avenue SE, Suite 204, Bothell, Washington 98021

(Address of principal executive offices)

(425) 402-8400

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Number of Shares Outstanding at November 5, 2007
Common Stock, $0.001 par value	25,653,512

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

HELIX BIOMEDIX, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,203,329	$1,276,901
Marketable securities	800,000	980,000
Accounts receivable	192,378	—
Inventory	39,031	—
Prepaid expenses and other current assets	34,441	93,342

Total current assets	2,269,179	2,350,243

Property and equipment
Machinery and equipment	546,664	523,797
Furniture and fixtures	48,486	46,734
Leasehold improvements	43,993	43,993

	639,143	614,524
Less: accumulated depreciation	(490,067)	(419,796)

Property and equipment, net	149,076	194,728
Other assets:
Deposits	8,522	4,211
Antimicrobial technology, net	17,853	26,213
Licensing agreement, net	40,719	43,416
Patents pending and approved, net	393,599	441,733

Other assets, net	460,693	515,573

Total assets	$2,878,948	$3,060,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,587	$65,549
Accrued payroll	38,620	108,603
Accrued expenses	71,130	27,315
Deferred revenue	130,000	61,000

Total current liabilities	343,337	262,467

Deferred rent	1,837	—

Total liabilities	345,174	262,467

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at September 30, 2007, 22,788,514 shares outstanding at December 31, 2006	25,654	22,788
Additional paid-in capital	29,184,448	26,908,198
Accumulated deficit	(26,676,328)	(24,132,909)

Total stockholders’ equity	2,533,774	$2,798,077

Total liabilities and stockholders’ equity	$2,878,948	$3,060,544

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Licensing and development fees	$105,971	$3,841	$152,212	$38,940
Peptide sales	53,397	15,000	141,832	28,000
Peptide sales to related party	—	—	64,400	—

Total revenue	159,368	18,841	358,444	66,940

Operating expenses:
Cost of peptide sales	53,277	6,620	63,698	162,991
Other cost of revenue	20,396	—	20,396	—
Research and development	174,615	278,256	582,570	772,341
Depreciation and amortization	44,172	46,141	132,138	136,477
Accounting, legal and professional fees	140,909	73,602	423,132	210,023
General and administrative	650,228	504,783	1,752,271	1,718,101

Total operating expenses	1,083,597	909,402	2,974,205	2,999,933

Loss from operations	(924,229)	(890,561)	(2,615,761)	(2,932,993)

Other income:
Interest income	24,461	20,054	72,342	55,698

	24,461	20,054	72,342	55,698

Net loss	$(899,768)	$(870,507)	$(2,543,419)	$(2,877,295)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.13)

Weighted average shares outstanding	25,653,512	22,788,514	24,966,608	22,192,979

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2006 and for the Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2005	20,190,514	$20,190	$23,906,974	$(105,000)	$(20,304,583)	$3,517,581
Adjustment to reclassify deferred compensation to additional paid in capital upon adoption of FAS123R	—	—	(105,000)	105,000	—	—
Proceeds from 2006 Private Placement, net	2,598,000	2,598	2,581,423	—	—	2,584,021
Stock-based compensation	—	—	524,801	—	—	524,801
Net loss for the year	—	—	—	—	(3,828,326)	(3,828,326)

Balance at December 31, 2006	22,788,514	22,788	26,908,198	—	(24,132,909)	2,798,077
Proceeds from 2007 Private Placement, net	2,864,998	2,866	2,140,492	—	—	2,143,358
Stock-based compensation	—	—	135,758	—	—	135,758
Net loss	—	—	—	—	(2,543,419)	(2,543,419)

Balance at September 30, 2007	25,653,512	$25,654	$29,184,448	$—	$(26,676,328)	$2,533,774

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(2,543,419)	$(2,877,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,138	136,477
Stock-based compensation costs	135,758	507,051
Loss on disposal of equipment	—	3,588
Changes in operating assets and liabilities:
Accounts receivable	(192,378)	—
Inventory	(39,031)	35,316
Prepaid expenses and other current assets	58,901	20,614
Deposits	(4,311)	(4,202)
Accounts payable	38,038	20,139
Accrued payroll	(69,983)	(20,569)
Accrued expenses and deferred rent	45,652	(64,891)
Deferred revenue	69,000	—

Net cash used in operating activities	(2,369,635)	(2,243,772)

Cash Flows from Investing Activities
Purchases of marketable securities	(1,300,000)	—
Proceeds from sales of marketable securities	1,480,000	—
Purchase of property and equipment	(27,295)	(38,037)

Net cash provided by (used in) investing activities	152,705	(38,037)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net	2,143,358	2,584,022

Net cash provided by financing activities	2,143,358	2,584,022

Net increase (decrease) in cash and cash equivalents	(73,572)	302,213
Cash and cash equivalents at beginning of period	1,276,901	2,827,959

Cash and cash equivalents at end of period	$1,203,329	$3,130,172

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The unaudited condensed financial statements of Helix BioMedix, Inc., (the “Company”) as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-KSB for the year ended December 31, 2006, and filed with the Securities and Exchange Commission on March 26, 2007.

During the third quarter of 2007, the Company moved from the development stage of its business to the commercialization stage, commencing its planned principal operations. The Company has consistently generated more than insignificant revenue throughout the first nine months of 2007, which the Company believes is key evidence that the Company’s technology has been accepted in the marketplace and is being commercialized. Management therefore believes that there is substantial evidence to no longer present the Company’s financial statements as those of a development stage company.

The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2007.

Revenue Recognition

The Company generates revenue from peptide sales at cost, technology licenses and joint development agreements. Revenue under technology licenses may include up-front payments and royalties from product sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. For agreements with multiple elements, the Company follows the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether each element can be separated into a unit of accounting based on the following criteria: 1) the delivered items have value to the customer on a stand-alone basis; 2) any undelivered items have objective and reliable evidence of fair value; and 3) delivery or performance of the undelivered items that have a right of return is probable and within the Company’s control. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the Company allocates revenue among the separate units of accounting based on their estimated fair values.

•	Peptide Sales. Peptide sales are recognized when title transfers to the customer, typically upon shipment, and collection is reasonably assured. Peptides are usually sold at cost.

•

Licensing Fees. The Company recognizes up-front payments at the point when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. Royalties from licensees are recorded as earned when royalty results are reliably measured and collection is reasonably assured. The Company relies on the licensees to provide royalty information as it cannot be reasonably estimated. Royalty reports are generally due to the Company during the last month of each calendar quarter and are based on sales or manufacturing activities during the preceding three months.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

•

Development Fees. The Company records revenue associated with performance milestones as earned when it has completed the specific milestones as defined in the joint development agreements and there are no uncertainties or contingencies regarding collection of the related payment. Payments received for which the earnings process is not complete are recorded as deferred revenue.

Reclassifications

Reclassifications of prior years’ balances have been made to conform to the current format.

In an effort to provide investors with more details, certain amounts in the Condensed Statements of Cash Flows have been reclassified into individual line items. Specifically, for the nine months ended September 30, 2007 and 2006, changes in accounts receivable as reported in the Condensed Statements of Cash Flows were separated from prepaid expenses and other assets. Similarly, changes in accounts payable, accrued payroll, and accrued expenses were separated into individual line items.

On the Condensed Balance Sheets, costs related to deferred revenue has been reclassified to the assets section and presented in the prepaid expenses and other current assets line item. On the Condensed Statements of Operations, consulting fees have been combined into general and administrative expenses as they were not significant for the periods presented. These reclassifications had no material impact on the financial results in the periods presented.

Recent Accounting Pronouncements

Except as described below, there have been no significant changes in recent accounting pronouncements during the nine months ended September 30, 2007, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Income Tax Uncertainties,” which clarifies the accounting and disclosure for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 07-3 (“EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 requires that non-refundable advance payments for future research and development activities be recorded as an asset when the advance payments are made. Capitalized amounts should be recognized as expense when the goods are delivered or services are rendered. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007. Adoption is on a prospective basis. Early adoption or retrospective application of EITF 07-3 is not permitted. The Company does not expect the adoption of EITF 07-3 to have a significant impact on its financial statements.

Note 2. Stock-Based Compensation

Stock-Based Compensation

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method,

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

consistent with the single option valuation approach. In accordance with the provisions of SFAS No. 123R, stock-based compensation expense is recognized only for those options expected to vest. During the three months ended September 30, 2007, the Company granted 75,000 options with an estimated weighted-average fair value of $0.59 per share. There were no stock options granted during the three months ended September 30, 2006. During the nine months ended September 30, 2007 and 2006, the Company granted 195,000 and 165,000 options, respectively, with an estimated weighted-average fair value of $0.61 and $0.78 per share, respectively.

The following weighted-average assumptions were used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.42%	—	4.52%	4.97%
Expected dividend yield	0	—	0	0
Expected term in years	6.25	—	6.25	6.25
Expected volatility	100%	—	100%	100%

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

The Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. In connection with the departure of the Company’s Chief Operating Officer on October 5, 2007, 166,666 unvested stock options were forfeited. The effect of this forfeiture on the stock-based compensation expense for the three and nine months ended September 30, 2007 was not material.

For the three months ended September 30, 2007 and 2006, stock-based compensation expense was approximately $58,200 and $81,900, respectively. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense was approximately $135,800 and $507,100, respectively.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s stock option activity for the nine months ended September 30, 2007, is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,918,944	$1.28	5.82	$60,435
Granted	195,000	$0.75
Exercised	—	—
Forfeited	(11,250)	$0.76
Expired	(207,500)	$1.21

Outstanding, September 30, 2007	2,895,194	$1.26	4.83	$124,415

Exercisable, September 30, 2007	2,554,083	$1.32	4.98	$66,490

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.93 on September 28, 2007, which would have been received by the optionees had all of the options with exercise prices less than $0.93 been exercised on that date. As of September 30, 2007, total unrecognized stock-based compensation related to non-vested stock options was approximately $63,200, which is expected to be recognized over a weighted-average period of approximately 17 months.

The Company has a policy of issuing new shares to satisfy share option exercises.

The Company has 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan. As of September 30, 2007, 2,459,806 shares remained available for grants. Additional information regarding options outstanding as of September 30, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.70-$0.85	695,500	4.44	$0.75	384,667	$0.76
$1.00-$1.00	799,000	5.42	$1.00	799,000	$1.00
$1.20-$1.75	723,750	5.00	$1.51	708,472	$1.51
$1.80-$2.00	676,944	4.34	$1.82	661,944	$1.82

$0.70-$2.00	2,895,194	4.83	$1.26	2,554,083	$1.32

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

The net proceeds of these offerings are being used to continue ongoing research and development efforts, to fund the out-licensing initiatives for the Company’s peptides and other commercialization activities, and for general corporate purposes.

HELIX BIOMEDIX, INC.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average outstanding options	2,867,436	2,672,774	2,885,240	2,654,884
Weighted average outstanding warrants	2,700,544	2,865,544	2,700,544	2,787,243

Note 5. Marketable Securities

Marketable securities consisted of the following as of September 30, 2007:

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate and municipal auction or floating rate securities with contractual maturities of 8 years to 39 years	$800,000	—	—	$800,000

Note 6. Identifiable Intangible Assets

Identifiable intangible assets, which are included in other assets, consisted of the following as of September 30, 2007, and December 31, 2006:

	September 30, 2007	December 31, 2006
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total identifiable intangible assets	1,117,879	1,117,879
Less accumulated amortization	(665,708)	(606,517)

Identifiable intangible assets, net	$452,171	$511,362

Note 7. Related-Party Transactions

Effective as of April 18, 2007, the Company entered into a License Agreement (the “License Agreement”) with DermaVentures, LLC (“DermaVentures”), an Illinois limited liability company in which the Company owns a 25% membership interest pursuant to the DermaVentures Operating Agreement. Pursuant to the License Agreement, the Company granted to DermaVentures a non-exclusive license under certain patents and related technology to formulate certain of the Company’s proprietary peptides into cosmetics and over-the-counter personal care products and to market and sell those products in North and Central America. The initial term of the License Agreement is five years. In consideration for the license, DermaVentures agreed to pay the Company royalties on its sales of products containing the Company’s proprietary peptides as set forth in the License Agreement.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

During the nine months ended September 30, 2007, the Company sold $64,400 of peptides to DermaVentures. The inventory sold in this transaction had zero cost as it was written down to its estimated net realizable value in the second quarter of 2006.

Note 8. Liquidity and Capital Resources

At September 30, 2007, the Company’s cash, cash equivalents and marketable securities totaled approximately $2.0 million, a decrease of approximately $253,600 from December 31, 2006. The decrease from December 31, 2006, was primarily attributable to the cash used in operations during the first nine months of 2007 of approximately $2.4 million, partially offset by the net proceeds of approximately $2.1 million the Company received from a private equity financing that closed in the first quarter of 2007. The Company incurred losses from operations for both the year ended December 31, 2006, and the nine months ended September 30, 2007.

Based on the current status of its operating plans and product commercialization development, the Company estimates that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations through June 30, 2008. The Company will need additional capital in order to maintain its current level of operations, continue commercialization of its technology and initiate its pharmaceutical programs. Accordingly, the Company is making preparations to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, it would be required to reduce the scope of operations, which in turn may impede its ability to proceed with current operational plans and business strategies.

The availability of additional capital to the Company is uncertain. Any equity financing would likely result in dilution to the Company’s existing stockholders, and debt financing, if available, would likely include restrictive covenants. The Company’s ability to obtain financing, if at all, will depend on many factors including, but not limited to, its ability to generate material revenue under existing and new licensing or joint development agreements and successful execution of its product commercialization plans.

Note 9. Purchase Commitments

On August 2, 2007, the Company entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate consideration for orders under this agreement over the eighteen-month period will be $234,000. As of September 30, 2007, the Company has not placed any orders to purchase peptides under this agreement.

Note 10. Subsequent Event

On October 18, 2007, the Company announced that Robin L. Carmichael has been appointed Vice President – Marketing and Business Development, effective as of October 31, 2007. The Company entered into an employment letter agreement with Ms. Carmichael, pursuant to which Ms. Carmichael will receive an annual salary of $200,000 and will be eligible to receive options to purchase up to 150,000 shares of common stock, vesting over three years, and options to purchase up to an additional 100,000 shares of common stock upon the achievement of certain milestones. In addition, Ms. Carmichael will be entitled to receive a severance benefit equal to six months of her then-current base monthly salary if her employment is terminated either by the Company without cause or by Ms. Carmichael for good reason, as defined in the employment agreement, subject to certain limitations set forth therein.

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

Words such as “believe,” “anticipate,” “expect,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our dependence on a limited number of suppliers and third parties for development and commercialization activities. Other factors described in “Certain Factors That May Affect Our Business and Future Results” in this Quarterly Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2006 could also affect actual results. You should carefully consider these factors in evaluating our forward-looking statements.

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

Business Overview

Helix BioMedix, Inc. is a biopharmaceutical company with an extensive library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. Our mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically-applied products which offer the health, beauty and safety benefits of our advanced bioactive small molecule peptide technology. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides.

We have developed short, small-chain peptides with anti-infective, anti-inflammatory properties such as the stimulation of cell proliferation and migration. These peptides are targeted for use as ingredients in cosmetics and as new topical therapeutics. Possible applications include anti-aging skin care, acne treatment, wound healing, and the treatment of fungal dermatoses.

To establish a foundation for our initial commercialization efforts, we successfully identified and characterized bioactivities exhibited by natural innate-immunity peptide sequences that have potential cosmetic and therapeutic applications. By re-engineering these peptides, we created small, cost-effective bioactive molecules that not only are capable of delivering demonstrable benefits in skin care products but also have the potential to deliver therapeutic benefits as topically applied dermatological products. Subsequently, we have leveraged our knowledge of peptide sequences to expand the application of such molecules to multiple areas within dermatology.

During the third quarter of 2007, we moved from the development stage of our business to the commercialization stage, commencing our planned principal operations. We have consistently generated more than insignificant revenue throughout the first nine months of 2007, which we believe is key evidence that our technology has been accepted in the marketplace and is being commercialized. We therefore believe that there is substantial evidence to no longer present our financial statements as those of a development stage company. We anticipate the continued commercialization of our technology for the remainder of 2007 to be consistent with the levels experienced during the first nine months of 2007.

Our website is located at www.helixbiomedix.com. Information contained on our website is not part of, and is not incorporated into, this Quarterly Report. Our filings with the SEC are available without charge on our website.

Consumer Programs

In 2004, we initiated our first license agreements with personal care manufacturers and materials suppliers for inclusion of our peptides in anti-acne and anti-aging skin care products. We rely on these industry supplier licensees to develop new product opportunities that incorporate our peptides and to create both awareness and demand for our technology among their personal care customer companies.

We believe our peptide technology further holds potential as a technology platform for personal care industry leaders. We collaborate directly with leading personal care companies to identify opportunities for strengthening their brand position with proprietary products featuring our peptide technology.

In 2006, we initiated our first efforts to directly participate in the development of validated products that apply our peptide technology. The first such product was developed through a license agreement with DermaVentures, LLC (“DermaVentures”), a related party, and is planned for market introduction in the fourth quarter of 2007.

Our strategy moving forward is to develop products with the intent of positioning ourselves closer to the consumer end of the product development life cycle. We believe that this closer alignment to the end product has the potential to provide higher revenues as compared to simply licensing peptides for use as ingredients within a product. For example, we are currently developing a skin care system that is planned for introduction into the marketplace by partnering with a personal care marketing company.

Anti-Acne Programs

We believe one of our lead peptides for use in skin care promises significant benefits for the over-the-counter acne treatment market. The skin care benefits of this peptide derive from its ability to bind to a pro-inflammatory substance on the cell wall of the acne-causing bacteria. This pro-inflammatory substance is known to cause much of the redness and discomfort associated with acne breakouts but, when bound to our peptide, is rendered inactive. Laboratory and clinical testing indicate additional benefits and a higher level of consumer satisfaction associated with formulations that contain our peptide.

There are currently a number of product development initiatives incorporating this peptide into anti-acne formulations. We believe the use of this peptide is advantageous for globally marketed anti-acne products, not only because it supports more favorable outcomes with salicylic acid–based treatment products, but because it may obviate the need for benzyol peroxide, an ingredient that is limited in application due to regulatory restrictions in certain markets. This peptide is scheduled for introduction in the fourth quarter of 2007 in an acne treatment system that is positioned for the North American Hispanic market. This new system is proposed to be beneficial for richer skin tones that are more prone to discoloration associated with irritating chemicals such as benzyol peroxide. The peptide is also featured in an expanding line of anti-acne products marketed through natural food and health channels of distribution.

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

We believe that, through the isolation of peptides derived from naturally recurring sequences that we call Replikines™, and specific combinations of those Replikines™ that we call Combikines™, we can increase the benefits derived from peptide applications in cosmetic anti-aging skin products. On August 16, 2007, we entered into a license agreement with Goldschmidt GmbH, a wholly owned subsidiary of Evonik Goldschmidt GmbH, a leading supplier of ingredients to the personal care industry. The agreement provides exclusive rights to certain of our peptides targeted toward personal care applications.

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

It is our intention to advance our anti-infective programs through a combination of partnering and in-house development. We have initiated this strategy by engaging a consulting firm and we are currently contacting potential partnering candidates.

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

Related-Party Transactions

Effective as of April 18, 2007, we entered into a License Agreement (the “License Agreement”) with DermaVentures, an Illinois limited liability company in which we own a 25% membership interest pursuant to the DermaVentures Operating Agreement. Pursuant to the License Agreement, we granted to DermaVentures a non-exclusive license under certain patents and related technology to formulate certain proprietary peptides into cosmetics and over-the-counter personal care products and to market and sell those products in North and Central America. The initial term of the License Agreement is five years. In consideration for the license, DermaVentures agreed to pay us royalties on its sales of products containing our proprietary peptides as set forth in the License Agreement.

In addition, effective as of April 18, 2007, we entered into a Management Services Agreement (the “Services Agreement”) with DermaVentures and RMS Group, LLC, a member and the sole manager of DermaVentures (“RMS”). Pursuant to the Services Agreement, we agreed to provide certain management services to DermaVentures in exchange for a management fee of $400,000 payable as a cash flow distribution to us in connection with our ownership interest in DermaVentures after $1.2 million in cash flow is distributed to RMS. We may terminate the Services Agreement upon 30 days prior written notice to the other parties, at which time our membership interest in DermaVentures shall be reduced to 10%; provided, however, that during the first year after the effective date, we may only terminate the Services Agreement for cause. Either DermaVentures or RMS may terminate the Services Agreement at any time with or without cause upon 30 days prior written notice to us, at which time our membership interest in DermaVentures shall be reduced to 10% unless we agree to bear the costs for any necessary replacement management services thereafter.

During the nine months ended September 30, 2007, we sold $64,400 of peptides to DermaVentures. The inventory sold in this transaction had zero cost as it was written down to its estimated net realizable value in the second quarter of 2006.

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

•

Revenue Recognition. We generate revenue from peptide sales at cost, technology licenses and joint development agreements. Revenue under technology licenses may include up-front payments and royalties from product sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. For agreements with multiple elements, we follow the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether each element can be separated into a unit of accounting based on the following criteria: 1) the delivered items have value to the customer on a stand-alone basis, 2) any undelivered items have objective and reliable evidence of fair value, and 3) delivery or performance of the undelivered items that have a right of return is probable and within our control. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate revenue among the separate units of accounting based on their estimated fair values.

•

Peptide Sales. We recognize revenue from peptide sales when title transfers to the customer, typically upon shipment, and collection is reasonably assured. In the future, peptide sales may be transacted directly between the licensees and a third-party manufacturer, which could have an adverse effect on our revenue, but should not materially affect net income as peptides are typically sold at cost.

•

Licensing Fees. We recognize up-front payments at the point when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. Royalties from licensees are recorded as earned when royalty results are reliably measured and collection is reasonably assured. We rely on the licensees to provide us with royalty information as we cannot reasonably estimate it. Royalty reports are generally due to us during the last month of each calendar quarter and are based on sales or manufacturing activities during the preceding three months.

•

Development Fees. We record revenue associated with performance milestones as earned when we have completed the specific milestones as defined in the joint development agreements and there are no uncertainties or contingencies regarding collection of the related payment. Payments received for which the earnings process is not complete are recorded as deferred revenue.

•

Research and Development Costs. These costs, including personnel costs, supplies and other indirect research and development costs, are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such joint development agreements, we expense these items as incurred.

•

Capitalization of Patent Costs. We capitalize the third-party costs associated with filing patents or entering into licenses associated with our underlying technology. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities and commercialization efforts. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

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

Results of Operations

As of September 30, 2007, our accumulated deficit was approximately $26.7 million. We may continue to incur substantial operational losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs. Revenue is typically generated from peptide sales at cost, technology licenses and joint development agreements. Our ability to achieve a consistent level of revenue depends largely on our ability to continue to successfully commercialize our proprietary peptide technology through royalty-bearing licenses, as well as developing and selling products via collaborations with strategic partners. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Revenue

Revenue for the three months ended September 30, 2007, was approximately $159,400, an increase of $140,500 from the same period in 2006. For the first nine months of 2007, revenue was approximately $358,400, an increase of approximately $291,500 from $66,900 from the same period in 2006. Of the total revenue for the nine months ended September 30, 2007, $64,400, or 18.0%, was from sales of peptides to DermaVentures, a related party. The increase in revenue for the three and nine months ended September 30, 2007, primarily consisted of increases in peptide sales, licensing fees and development fees.

Operating Expenses

Cost of Peptide Sales. Cost of peptide sales consists of cost of peptides purchased for resale at or near cost. Cost of peptide sales was approximately $53,300 for the three months ended September 30, 2007, compared to $6,600 for the three months ended September 30, 2006. Cost of peptide sales was approximately $63,700 for the nine months ended September 30, 2007, compared to $163,000 for the nine months ended September 30, 2006. Cost of peptide sales to DermaVentures, a related party, was zero for the nine months ended September 30, 2007. The decrease in cost of sales for the nine months ended September 30, 2007, compared to the same period in 2006 was a result of $151,400 of inventory written down to its estimated net realizable value in the second quarter of 2006. As we replenish inventory, we anticipate that future sales of peptides will result in a higher cost of sales than the level we have experienced during the nine months ended September 30, 2007.

Other Cost of Revenue. Other cost of revenue primarily consists of the cost of peptides provided for development activities related to a joint development agreement. Other cost of revenue for the three and nine months ended September 30, 2007, was approximately $20,400. There was no other cost of revenue for the three and nine months ended September 30, 2006.

Research and Development Expenses. Research and development (“R&D”) expenses consist primarily of salaries and benefit expenses, stock-based compensation, costs of external studies and trials, contract and other outside service fees related to our research and development efforts, and costs incurred for patent maintenance. R&D expenses were approximately $174,600 for the three months ended September 30, 2007, compared to approximately $278,300 for the same period in 2006. For the nine months ended September 30, 2007, R&D expenses were approximately $582,600 compared to $772,300 for the same period in 2006. The decreases of $103,700, or 37.3%, and $189,700, or 24.6%, in R&D expenses for the three months and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 were primarily due to lower spending in lab consumables and external studies, and decreased stock-based compensation, partially offset by an increase in expenses related to R&D consulting fees. We expect R&D expenses during the remainder of 2007 to remain generally in line with the levels experienced during the first nine months of 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were approximately $44,200 for the three months ended September 30, 2007, a decrease of $2,000, or 4.3%, from the same period in 2006. For the nine months ended September 30, 2007, depreciation and amortization expenses were approximately $132,100, a decrease of $4,300, or 3.2%, from $136,400 for the first nine months of 2006. The slight decreases in depreciation and amortization expenses in the three and nine months ended September 30, 2007, compared to the same periods in 2006 were primarily due to incremental depreciation expenses from assets purchased in 2007 being offset by reduced depreciation from other assets becoming fully depreciated. We expect depreciation and amortization expenses for the remainder of 2007 to remain relatively consistent with levels experienced in the first nine months of the year.

Accounting, Legal and Professional Fees Expenses. Accounting, legal and professional fees expenses were approximately $140,900 for the three months ended September 30, 2007, an increase of $67,300, or 91.4%, compared to $73,600 for the three months ended September 30, 2006. Accounting, legal and professional fees expenses were approximately $423,100 for the nine months ended September 30, 2007, an increase of $213,100, or 101.5%, compared to $210,000 for the same period in 2006. The increases in accounting, legal and professional fees expenses in the three and nine months ended September 30, 2007, compared to the same periods in 2006 were primarily attributable to higher audit fees and higher legal costs associated with increased activities in the out-licensing of our technology.

General and Administrative Expenses. General and administrative (“G&A”) expenses consist primarily of salaries and benefit expenses, consulting fees, various corporate costs, facilities and other overhead expenses. G&A expenses were approximately $650,200 for the three months ended September 30, 2007, compared to approximately $504,800 for the same period in 2006. For the nine months ended September 30, 2007, G&A expenses were approximately $1.75 million compared to $1.72 million for the same period in 2006. The increases of approximately $145,400, or 28.8%, and $34,200, or 2.0%, in G&A expenses for the three months and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 were primarily due to an increase in employee-related expenses, additional facility costs resulting from the expansion of leased space beginning in December of 2006, and compliance costs associated with the Sarbanes-Oxley Act of 2002, partially offset by a decrease in stock-based compensation. We anticipate G&A expenses during the remainder of 2007 to increase as a result of compliance costs associated with the Sarbanes-Oxley Act of 2002.

Other Income. Other income, comprised solely of interest income, was approximately $24,500 for the three months ended September 30, 2007, an increase of $4,400, or 21.9%, from $20,100 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, other income was approximately $72,300, an increase of $16,600, or 29.8%, from $55,700 for the same period in 2006. The increases in other income for the three and nine months ended September 30, 2007, compared to the same periods in 2006 were primarily attributable to higher interest rates and a higher average balance of marketable securities in 2007 compared to 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sales of debt and equity securities. Our principal sources of liquidity are cash, cash equivalents and marketable securities. At September 30, 2007, our balance of cash, cash equivalents and marketable securities totaled approximately $2.0 million, a decrease of approximately $253,600 from December 31, 2006. The decrease from December 31, 2006, was attributable to the cash used of approximately $2.4 million in operations during the first nine months of 2007, partially offset by the net proceeds of approximately $2.1 million received from a private equity financing that closed in the first quarter of 2007. We incurred losses from operations for both the year ended December 31, 2006, and the nine months ended September 30, 2007. We may continue to incur additional losses for the foreseeable future.

Cash used in operating activities for the nine months ended September 30, 2007, was approximately $2.4 million, derived principally from our net loss for the period, adjusted by non-cash expenses and changes in working capital components. Working capital uses of cash were primarily from increases in accounts receivable and inventory, and a reduction in accrued payroll, partially offset by a decrease in prepaid expenses and increases in accounts payable, accrued expenses and deferred revenue. Cash used in operating activities for the nine months ended September 30, 2006, was approximately $2.2 million, due primarily to the net loss for the period and decreases in accrued payroll and accrued expenses, partially offset by adjustments of non-cash expenses, and decreases in inventory and prepaid assets.

Cash provided by investing activities during the nine months ended September 30, 2007, was approximately $152,700, due primarily to the net sales of marketable securities, partially offset by purchases of capital equipment. Cash used in investing activities during the nine months ended September 30, 2006, was approximately $38,000, due to purchases of capital equipment.

Cash provided by financing activities for the nine months ended September 30, 2007, was approximately $2.1 million. On March 5, 2007, we closed a private equity financing, receiving cash of approximately $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock. In a second closing held on March 26, 2007, we received cash of $148,750 in exchange for 198,332 shares of $0.001 par value common stock.

Cash provided by financing activities for the nine months ended September 30, 2006, was approximately $2.6 million. On March 3, 2006, we closed a private equity financing, receiving cash of approximately $2.4 million in exchange for 2,383,000 shares of $0.001 par value common stock and warrants to purchase up to 238,300 additional shares of $0.001 par value common stock. The warrants have a 5-year term and a per exercise purchase price of $1.00. In a second closing held on March 10, 2006, we received $215,000 in exchange for 215,000 shares of $0.001 par value common stock and warrants to purchase up to 21,500 shares of $0.001 par value common stock. The warrants have a 5-year term and a per share exercise price of $1.00.

Our net cash used in operations has exceeded our cash generated from operations for every year since our inception. Based on the current status of our operating plans and product commercialization development, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through June 30, 2008. We will need additional capital in order to maintain the current level of operations, continue commercialization of our technology and initiate our pharmaceutical programs. Accordingly, we are making preparations to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we would be required to reduce the scope of operations, which in turn may impede our ability to proceed with current operational plans and business strategies.

The availability of additional capital to us is uncertain. Any equity financing would likely result in dilution to our existing stockholders, and debt financing, if available, would likely include restrictive covenants. Our ability to obtain financing, if at all, will depend on many factors including, but not limited to, our ability to generate material revenue under existing and new licensing or joint development agreements and successful execution of our product commercialization plans.

Purchase Commitments

On August 2, 2007, we entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate consideration for orders under this agreement over the eighteen-month period will be $234,000. As of September 30, 2007, we have not placed any orders to purchase peptides under this agreement.

Certain Factors That May Affect Our Business and Future Results

Please see our Annual Report on Form 10-KSB for the year ended December 31, 2006, for a description of some of the risks and uncertainties that we face. Please also note the following additional risk factor that should be carefully considered with respect to our business. If any of such risks were to occur, our business, operating results and financial condition could be seriously harmed.

Although we are no longer a development stage company, there can be no assurance that we will be able to continue to commercialize our technology.

Effective during the third quarter of 2007, based on our consistent revenue streams throughout the first nine months of 2007 which we believe is key evidence that our technology has been accepted in the marketplace and is being commercialized, we no longer characterize ourselves as, or present our financial statements as those of, a development stage company. However, there can be no assurance that we will be able to continue to commercialize our technology, that any such commercialization will generate significant future revenue, or that we will attain profitability. We incurred a net loss of approximately $2.5 million for the nine months ended September 30, 2007, and had accumulated deficit of approximately $26.7 million as of such date. If we are unable to continue to commercialize our technology, our business, operating results and financial condition will be materially adversely affected.

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

PART II – OTHER INFORMATION

ITEM 5.	Other Information.

Effective as of October 31, 2007, Robin L. Carmichael was appointed Vice President – Marketing and Business Development. We entered into an employment letter agreement with Ms. Carmichael, pursuant to which Ms. Carmichael will receive an annual salary of $200,000 and will be eligible to receive options to purchase up to 150,000 shares of common stock, vesting over three years, and options to purchase up to an additional 100,000 shares of common stock upon the achievement of certain milestones. In addition, Ms. Carmichael will be entitled to receive a severance benefit equal to six months of her then-current base monthly salary if her employment is terminated either by us without cause or by Ms. Carmichael for good reason, as defined in the employment agreement, subject to certain limitations set forth therein.

ITEM 6.	Exhibits.

Exhibit Number (Referenced to Item 601 of Regulation S-B)	Exhibit Description

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc., a Delaware corporation, and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference from Exhibit 2 to the Company’s Form 10-KSB for the year ended December 31, 2000)

3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-a to the Company’s Form 10-KSB for the year ended December 31, 2000)

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-KSB/A for the year ended December 31, 2002)

3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference from Exhibit 3-b to the Company’s Form 10-KSB for the year ended December 31, 2000)

10.8(b)	Third Amendment to Employment Agreement dated effective June 15, 2007 between the Company and Dr. Timothy J. Falla

10.9(b)	Third Amendment to Employment Agreement dated effective June 15, 2007 between the Company and R. Stephen Beatty

10.10(a)	First Amendment to Employment Letter Agreement dated effective June 15, 2007 between the Company and David H. Kirske

10.24(a)*	First Amended and Restated License Agreement dated September 12, 2007 between the Company and Grant Industries, Inc.

10.27*	License Agreement dated August 16, 2007 between the Company and Goldschmidt GmbH

10.28	Employment Letter Agreement dated October 8, 2007 between the Company and Robin L. Carmichael

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2007

HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David H. Kirske
David H. Kirske Vice President and Chief Financial Officer
(Principal Financial Officer)