Form 10-K
period 2007-12-31
HELIX BIOMEDIX INC
filed 2008-03-21
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 33-20897-D

HELIX BIOMEDIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-2099117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22118-20th Avenue Southeast, Suite 204, Bothell, Washington 98021

(Address of principal executive offices and zip code)

(425) 402-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2007 was $16,476,394, based on the closing sales price of $0.70 on that date. For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

As of March 14, 2008, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference into Part III hereof.

HELIX BIOMEDIX, INC.

FORM 10-K

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

Words such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “future,” “target,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in this Annual Report. Other factors besides those described in this Annual Report could also affect actual results. You should carefully consider the factors described in Item 1A, “Risk Factors” in evaluating our forward-looking statements.

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

Overview

Helix BioMedix, Inc. is a biopharmaceutical company with an extensive library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. Our mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically-applied products which offer the benefits of our advanced bioactive small molecule peptide technology. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides.

We have developed short, small-chain peptides with anti-infective, anti-inflammatory properties such as the stimulation of cell proliferation and migration. These peptides are targeted for use as ingredients in cosmetics and as new topical therapeutics. Possible applications include anti-aging skin care, acne treatment, wound healing, and the treatment of fungal dermatoses.

During our initial commercialization efforts, we successfully identified and characterized bioactivities exhibited by natural innate-immunity peptide sequences that have potential cosmetic and therapeutic applications. By re-engineering these peptides, we created small, cost-effective bioactive molecules that not only are capable of delivering demonstrable benefits in skin care products but also have the potential to deliver therapeutic benefits as topically applied dermatological products. Subsequently, we have leveraged our knowledge of peptide sequences to expand the application of such molecules to multiple areas within dermatology.

In addition to our focus on peptides for use in cosmetic skin care and dermatological therapies, we believe our peptide library also promises new opportunities in certain therapeutic areas such as the prevention of Methicillin Resistant S. aureus (MRSA) infection.

Our business was incorporated on February 2, 1988, and until 2000, we operated primarily as a technology development company, generating a portfolio of intellectual property focused on identifying and developing synthetic bioactive peptides. In 2000, we started to place more emphasis on applying and commercializing the extensive library of patented bioactive peptides that we have developed. During 2007, we began commercializing our peptide technology through license agreements with skin care product manufacturers and consistently generated more than insignificant revenue, which we believe is key evidence that our technology has been accepted in the marketplace. During the third quarter of 2007, we moved from the development stage to the commercialization stage of our business.

Our goal is to increase our focus on our pharmaceutical programs, and one of our objectives for 2008 is to initiate clinical development of our lead drug candidates. To that end we are exploring both potential partnership opportunities with pharmaceutical companies and potential sources of funding to support in-house clinical development work. We currently believe that in-house clinical development will be required to advance these programs prior to partnering with a pharmaceutical company.

Our website is located at www.helixbiomedix.com. Information contained on our website is not part of, and is not incorporated into, this Annual Report. Our filings with the SEC are available without charge on our website.

Consumer Programs

In 2004, we initiated license agreements with skin care contract manufacturers and materials suppliers for inclusion of certain of our proprietary cosmetics peptides in anti-acne and anti-aging skin care products. We rely on these industry supplier licensees to develop new product opportunities that incorporate our peptides and to create both awareness and demand for our technology among their skin care customer companies.

We believe our peptide technology further holds potential as a technology platform for skin care industry leaders. We collaborate directly with leading skin care companies to identify opportunities for strengthening their brand position with proprietary products featuring our peptide technology.

In 2006, we initiated our first efforts to directly participate in the development of private label products containing our peptide technology. The first such product was developed through a license agreement with DermaVentures, LLC (DermaVentures), a related party, and was launched in late 2007. We plan to introduce additional new products into the marketplace through partnerships with skin care and personal care marketing companies.

Anti-Acne Programs

Acne is the most common skin disorder in the United States, affecting 40 to 50 million Americans. Nearly 85 percent of all people have acne at some point in their lives. By the mid-teens, more than 40 percent of adolescents have acne or acne scarring which requires treatment by a dermatologist. In 2004, the total direct cost associated with the treatment of acne exceeded $2.2 billion in the United States, including substantial costs for prescription and over-the-counter products.

We believe one of our lead peptides promises significant advantages for skin care companies in the over-the-counter acne treatment market. This proprietary peptide may be formulated into products with certain over-the-counter anti-acne ingredients for improvement in blemish-clearing benefits. The skin care benefits of this peptide derive from its ability to bind to a pro-inflammatory substance on the cell wall of the acne-causing bacteria. This pro-inflammatory substance is known to cause much of the redness associated with acne breakouts but, when bound to our peptide, is rendered inactive. Laboratory and clinical testing confirm the additional treatment benefits and higher level of consumer satisfaction associated with formulations that contain our peptide.

A number of companies have formulated and launched anti-acne products incorporating this peptide under license from us. We believe the use of this peptide is advantageous for globally marketed anti-acne products, not only because it supports more favorable outcomes with salicylic acid–based treatment products, but also because it offers a favorable alternative to benzyol peroxide, an ingredient that is limited in application due to regulatory restrictions in certain markets as well as its potential harshness on sensitive skin. We anticipate further anti-acne product introductions in 2008.

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

One of our lead anti-aging peptides targets several aspects of support for the skin’s structural matrix. This peptide has been demonstrated to accelerate the migration of cells from the skin’s uppermost layer to strengthen areas prone to lines and wrinkles and to impart a smoother, firmer appearance. This peptide has been clinically demonstrated to provide benefits equivalent to those of the leading prescription anti-aging products, but without the risk of irritation associated with aggressive retinoids. This peptide has been formulated into various cosmetic skin care products that are currently in the marketplace, and we anticipate further anti-aging product introductions in 2008.

We believe that, through the isolation of peptides derived from naturally recurring sequences that we call Replikines™, and specific combinations of those Replikines™ that we call Combikines™, we can increase the benefits derived from peptide applications in cosmetic anti-aging skin products. In August 2007, we entered into a license agreement with Goldschmidt GmbH, a wholly owned subsidiary of Evonik GmbH, a leading supplier of cosmetic ingredients. The agreement provides exclusive rights to certain of our peptides targeted towards skin care and personal care applications.

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

We are also working to identify opportunities for peptides to interrupt the pathways that lead to undesirable discoloring and mottled skin tone. This effort is timely as hydroquinone, one of the key ingredients used for such cosmetic benefits in the United States, has been under scrutiny by the Food and Drug Administration (FDA), creating a need that we believe may be safely and effectively addressed with peptides that we are currently developing. We have identified numerous opportunities for the addition of peptides into therapeutic moisturizers and shampoos in support of the healthy appearance and comfort of skin and scalp. Potential benefits of adding certain peptides to cosmetically therapeutic moisturizers and hair care products include resistance to secondary infection associated with compromised skin, restoration of healthy appearance to cracked, flaky feet that do not respond to ordinary moisturizers, reduced flaking, and improved comfort associated with conditions of the scalp.

Pharmaceutical Programs

We are developing a novel, broad-spectrum, topical anti-infective for the treatment of skin and wound infections and the prevention of Staphylococcus aureus (S. aureus) infections including those caused by MRSA. These programs are based upon a first-in-class family of molecules known as lipohexapeptides (or small molecule peptides) that we developed to specifically combine the attributes of small molecule natural products with the advantages of antimicrobial peptides. This new class of anti-infective peptide has demonstrated significant improvement in activity, both in vitro and in vivo, over traditional antimicrobial peptides.

As with traditional antimicrobial peptides, our lead lipohexapeptides are rapidly cidal, fail to engender resistance in vitro, are readily synthesized and do not exhibit cross-resistance with other antibiotics. However, these molecules also have the advantage of being more stable, safer and more cost-effective to manufacture than traditional antimicrobial peptides. In addition, primarily due to acylation (addition of a lipid), these molecules are significantly more active in complex biological environments such as serum or wound fluid. As a result, lipohexapeptides exhibit potent activity in animal infection models.

In pre-clinical testing our lead molecules exhibited broad-spectrum antimicrobial activity against significant bacterial pathogens such as S. aureus, Streptococcus pyogenes, and Pseudomonas aeruginosa, and also pathogenic fungi such as Candida and Trichophyton species. This activity was maintained against antibiotic-resistant organisms such as MRSA and Vancomycin Resistant Enterococci. Our lead molecules have demonstrated significant activity in both bacterial and fungal animal infection models. In a S. aureus abraded skin infection model, our lead lipohexapeptides significantly reduced the number of bacteria following three days of once-daily dosing, and in many cases, our peptide eradicated the pathogen. In a guinea pig dermatophytosis model, our lead peptide candidates significantly reduced pathogen count and delivered clinical benefits comparable to Terbinafine, a drug approved by the FDA for onchomycosis. In both animal models, toxicity was not significantly different from that without peptides.

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

Our lipohexapeptide program is specifically directed at developing small, stable, and highly potent antimicrobial peptides capable of delivering therapeutic benefit within the clinical environment. These molecules overcome the specific challenges typically associated with acne such as the ability to work in an oil and serum environment and the ability to kill organisms deep within a pore. The efficacy observed in the dermatophytosis model described above demonstrates the penetration and antimicrobial effects of these molecules in the hair follicle of the host.

MRSA

There is an ever-increasing global problem of antimicrobial resistance. This phenomenon has been well documented by the Centers for Disease Control and Prevention, which recently identified a 28.5% increase in S. aureus oxacillin (methicillin) resistance in hospitals taking part in the National Nosocomial Infections Surveillance system from 1992-2003. Their report concludes that action is necessary to control the spread of this organism, and, to this end, several European countries have been successful in identifying and treating colonized patients quickly. The ability of lipohexapeptides to safely and effectively kill S. aureus in an abraded skin infection model, and the fact that this class of molecule exhibits potent activity against both methicillin and mupirocin (current therapy) resistant strains, support its development potential. The broad spectrum of activity exhibited by lipohexapeptides also enables possible application to chronic wounds, burn wounds, and trauma wounds in which multiple pathogens can cause significant morbidity and mortality. The market for such topical anti-infectives is currently estimated to be $1.5 billion per year.

Topical fungal infections

Trichophyton species are the major cause of a significant number of fungal skin infections including, athlete’s foot, tinea capitis (scalp ringworm) and onychomycosis (nail fungus). Up to 70% of Americans have athlete’s foot at any given time, 13% of United States school children (85% of children in many other countries)

test positive for tinea capitis, and 22-40% of Americans 51-100 years of age have onychomycosis. Worldwide sales for prescription topical antifungals consequently exceeded $1.0 billion in 2006, with a similar level of sales for over-the-counter products addressing these conditions. Our pre-clinical data have shown that our lead molecules are capable of treating Trichophyton infections and hold great promise for multiple dermatological indications.

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

We are currently aware of several companies that are utilizing peptide-based technologies for antimicrobial applications including: Agennix, Inc., AM Pharma Holdings BV, Genarea Corporation, Inimex Pharmaceuticals, Inc., and Migenix, Inc. In the skincare and personal care area, several companies, including Sederma SAS, Pentapharm and Senetek PLC, sell patented specialty ingredients for cosmetic use.

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

Suppliers

We believe that there are several readily available sources of amino acids used for our peptides. We do not plan to manufacture peptides on a commercial scale. In planning for commercial-scale production, we have sought collaborations with several established manufacturers specializing in the production of peptides. With their assistance, we have developed production and cost plans that will support the inclusion of our peptides in a wide range of both consumer and clinical products. We believe several of these contract manufacturers are capable of scaling peptide synthesis to support all of our projected volume and configuration requirements.

In January 2008, we signed a manufacturing and supply agreement with Peptisyntha, Inc., for the supply of certain peptides to us. The purpose of the agreement is to enable us to meet the timing and quantity requirements of our licensees with respect to these peptides.

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

We currently hold nine issued patents and six pending patents in the United States, and 28 foreign issued patents and 15 foreign pending patents. These patents and pending patent describe six distinct classes of peptides, comprising more than 100,000 unique peptide sequences. The control of a patent-protected library comprising several distinct classes of peptides distinguishes us from our competitors, many of whom are attempting to develop only a single class of peptides for multiple applications. The breadth of our library offers us an exceptionally wide range of options in matching optimal peptides with individual product or therapeutic requirements.

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

Regulation

Federal, state and local governmental authorities in the United States and other countries regulate, among other things, the testing, production, distribution and sale of prescription and over-the-counter drugs and cosmetics. In the United States, the FDA, acting under the Food Drug and Cosmetic Act (FDCA) and other federal statutes and FDA implementing regulations, regulates products primarily on the basis of their intended use, as determined by the labeling claims made for the product.

Although under our licensing strategy our collaborators will bear the majority of regulatory compliance burden, our ability to successfully out-license and collaborate with others on our product candidates requires that we understand the regulations and restrictions on commercialization of cosmetic and drug products.

FDA regulation of cosmetics

The FDCA defines cosmetics as products and their components intended to be rubbed, poured, sprinkled, sprayed on, introduced into, or otherwise applied to the human body or any part thereof for cleansing, beautifying, promoting attractiveness, or altering the appearance. Cosmetic products are not subject to FDA pre-market approval authority, although the FDA can take enforcement action for marketed cosmetic products that are adulterated or misbranded, including violations of product safety requirements, use and quantity of ingredients, labeling and promotion and methods of manufacture. Additionally, the FDA monitors compliance of cosmetic products through random inspections of cosmetic manufacturers and distributors. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act and other FDA regulations.

Our licensing strategy with cosmetics manufacturers requires that we operate within the confines of cosmetic intended uses when developing and partnering for the commercialization of relevant products.

FDA regulation of drug products

The FDCA defines drugs as products intended to cure, mitigate, treat or prevent a disease, or affect the structure or any function of the human body. In comparison to cosmetics, drug products are subject to more comprehensive safety and effectiveness requirements of the FDCA and its implementing regulations. The FDA and its counterparts in other countries extensively regulate the pre-clinical and clinical testing, approval, manufacturing, labeling, storage, record-keeping, reporting, advertising, promotion, import, export, marketing, and distribution, among other things, of drug products. If we or our collaborators do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our clinical trials may be suspended or terminated, our production may be partially or totally suspended, the government may refuse to approve related marketing applications, and we may be subject to an injunction, and/or criminally prosecuted.

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

We believe that certain of our lipohexapeptide product candidates for treatment of topical skin infections may require complete NDA preparation by our collaborators, as may certain of our Over-the-Counter (OTC) drug product candidates. To date, we have not conducted human clinical trials of our lipohexapeptides.

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

Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, manufacturing in accordance with current Good Manufacturing Practices (cGMP), general and specific labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. Drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

Certain products containing our peptides may be regulated under the OTC monograph system by the FDA.

We are also subject to regulation by the Occupational Safety & Health Administration (OSHA), and the Environmental Protection Agency (EPA), and to various laws, and regulations relating to safe working conditions, laboratory, and manufacturing practices, and the use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds used in connection with our research, and development activities, and we may in the future be subject to other federal, state or local laws or regulations. OSHA, EPA or other regulatory agencies may promulgate regulations that affect our research and development programs. We are also subject to regulation by the Department of Transportation, and to various laws and regulations relating to the shipping of cells, and other similar items. We are unable to predict whether any agency will adopt any regulation that could limit or impede our operations.

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

Sales of cosmetics and drug products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we or our collaborators have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities of foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain these approvals may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country-specific regulations, including in some countries price controls.

Research and Development Expenses

During the years ended December 31, 2007 and 2006, our research and development expenses were approximately $782,100 and $988,500, respectively.

Employees

As of December 31, 2007, we employed eight personnel, all on a full-time basis, including three employees in research and development, one employee in marketing and business development, and four employees in finance and administration. None of our employees is covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

Available Information

We make available on our website, free of charge, copies of our Annual Reports on Forms 10-K and 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing or furnishing the information to the SEC. The internet address for the information is www.helixbiomedix.com. The information posted on our website is not incorporated into this Annual Report.

Executive Officers of the Registrant

Our officers as of March 1, 2008 are as follows:

Name	Age	Position
R. Stephen Beatty	58	President and Chief Executive Officer
Timothy J. Falla, Ph.D.	42	Vice President and Chief Scientific Officer
Robin L. Carmichael.	51	Vice President, Marketing and Business Development
David H. Kirske	54	Vice President and Chief Financial Officer

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

Robin L. Carmichael joined us in October 2007 and serves as our Vice President, Marketing and Business Development. From April 2007 to October 2007, Ms. Carmichael was the Chief Operating Officer of DERMAdoctor, Inc., a company specializing in developing and selling over-the-counter drugs and cosmeceuticals. Prior to joining DERMAdoctor, Inc., from 1998 to April 2007, Ms. Carmichael served as Vice President of Marketing first with ProCyte Corporation and then with Photomedex, Inc. following its acquisition of ProCyte in 2005. From 1993 to 1998, she held various marketing and clinical research positions with ProCyte. Ms. Carmichael holds a B.S. in Nursing from Seattle University and attended the UCLA Anderson Graduate School of Executive Management.

David H. Kirske has served as our Vice President and Chief Financial Officer since July 2004. From 2001 to 2003, Mr. Kirske served as an independent consultant to several biotechnology companies. From 1999 to 2001, he was the Corporate Controller for F5 Networks, Inc., a provider of integrated internet traffic management solutions. Mr. Kirske was the Corporate Controller and Treasurer for Redhook Ale Brewery, Incorporated, a specialty manufacturer of craft beers, from 1993 to 1999. Mr. Kirske holds a B.A. in Business Administration from the University of Puget Sound.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all other information included in this Annual Report, in evaluating our company. If any of the following risks actually occur, our financial condition or operating results could be harmed. In such case, investors may lose part or all of their investment.

We will need to raise additional capital to fund our operations and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

Developing products and conducting pre-clinical and clinical testing of antimicrobial peptide technologies requires substantial amounts of capital. To date, we have raised capital primarily through private equity and convertible debt financings. If we are unable to timely obtain additional funding, we may never achieve the results necessary to be profitable. We will need to raise additional capital to, among other things:

•	commercialize our peptide compounds and intermediates;

•	commercialize skin care products containing our peptides;

•	fund our pre-clinical studies;

•	fund clinical trials;

•	continue our research and development activities;

•	finance our general and administrative expenses; and

•	prepare, file, prosecute, maintain, enforce, and defend patent and other proprietary rights.

We are currently exploring potential sources of funding to support clinical development of certain of our pharmaceutical programs. Conducting clinical trials requires significant capital, and significantly more than we have historically raised to support our consumer programs. If we are unable to raise sufficient capital to fund clinical development, we may be required to rely on collaborations with pharmaceutical companies to advance these programs. However, there can be no assurance that any such collaboration would be available to us, or that if entered into, it would be successful.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used approximately $3.2 million in operating activities for the year ended December 31, 2007, and approximately $3.0 million in 2006. After giving effect to our recent convertible debt financing which raised $3.0 million, we believe that, based upon the current status of our operations, consumer product commercialization development and collaboration plans, our cash and cash equivalents and marketable securities should be adequate to satisfy our capital needs through at least the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

•	our ability to enter into revenue-producing agreements and the success of our existing agreements;

•	the progress, expansion, and cost of our pre-clinical and research and development activities;

•	any future decisions we may make about the scope and prioritization of the programs we pursue, including whether we pursue clinical development of our pharmaceutical programs;

•	the development of new product candidates or uses for our antimicrobial peptide technologies;

•	changes in regulatory policies or laws that affect our operations; and

•	competing technological and market developments.

If we raise additional funds by issuing equity or convertible debt securities, further dilution to stockholders may result, and new investors could have rights superior to holders of shares of our currently issued and outstanding common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves or we may have to liquidate some or all of our assets, delay, reduce the scope of or eliminate some portion or all of our development programs or wind down our business.

A substantial portion of our short-term investment portfolio is invested in auction rate securities which have faced recent market failures. Failures in these auctions may affect our liquidity.

At December 31, 2007, we held $700,000 of investment in the form of auction rate securities. These securities are structured to allow for short-term interest rate resets, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every 28 days, we can auction to sell or continue to hold these securities at par. During the first two months of 2008, we liquidated $500,000 of our investment in auction rate securities at par and held the proceeds in cash and cash equivalents. During February 2008, auction rate securities increasingly failed at auction due to sell orders exceeding buy orders. In the event that we need to access the remaining $200,000 of our investment in auction rate securities, we may not be able to do so until a future auction on these investments is successful. In the future, should we experience auction failures and/or determine that these declines in value of auction rate securities are other than temporary, we could recognize a loss in our statement of operations, which could be material.

We expect to continue to incur substantial losses and we may never achieve profitability.

We have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $3.4 million for the year ended December 31, 2007, and we had an accumulated deficit of approximately $27.6 million as of such date. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead product candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, and we may never become profitable. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

Although we are no longer a development stage company, there can be no assurance that we will be able to continue to commercialize our technology.

Effective during the third quarter of 2007, we no longer characterize ourselves as, or present our financial statements as those of, a development stage company. However, there can be no assurance that we will be able to continue to commercialize our technology, that any such commercialization will generate significant future revenue, or that we will attain profitability. If we are unable to continue to commercialize our technology, our business, operating results and financial condition will be materially adversely affected.

Because of the specialized nature of our business, the termination of relationships with key management and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies and obtaining financing.

The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical, and managerial personnel. We are highly dependent upon R. Stephen Beatty, our President and Chief Executive Officer, and Dr. Timothy Falla, our Vice President and Chief Scientific Officer. Further, in order to commercialize our products successfully, we will be required to expand our workforce, particularly in the areas of business development, sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. If we are unable to successfully manage this growth or if we lose key personnel, our business will be adversely affected.

We face substantial competition in our product development efforts from personal care, pharmaceutical and biotechnology companies, as well as universities and other not-for-profit institutions.

We face significant competition in our attempts to develop applications of our antimicrobial peptide technology from entities that have substantially greater research and product development capabilities and financial, scientific, marketing, and human resources. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and other not-for-profit institutions. We expect that competition in the development of products analogous to our antimicrobial peptide technology will intensify. Our competitors may succeed in developing products, entering into successful collaborations or obtaining approvals from the FDA or other regulatory agencies for such products before we do, or in developing products that are less expensive, safer or more effective than those we develop or propose to develop. The success of any one competitor in these or other respects will have a material adverse effect on our business, operating results, and financial condition.

We rely on collaborators for a substantial portion of the research and development and product commercialization activities relating to our technologies and may need to enter into further collaborations to develop, test and produce commercially viable products. If our collaborators do not perform as expected, or we are unable to enter into further collaborations, our ability to commercialize our products and product candidates would be adversely affected.

Part of our strategy to date has been to enhance our development programs and fund our capital requirements in part by entering into collaborative agreements with cosmetic, pharmaceutical, and other biotechnology companies, and we may in the future pursue further collaborations. The development of commercially viable products from our technology will likely continue to require the technical collaboration and financial assistance of other, significantly larger third parties to bear some or most of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. This is especially true of our pharmaceutical programs, as to which we expect clinical testing and the regulatory approval process, among other things, to require substantial financial and other resources, and for which we may seek collaborative assistance.

There can be no assurance that we will succeed in attracting collaborative partners who can assist in the further development and commercialization of our technology, and we may lack the capital and other resources necessary to develop our product candidates in the absence of these collaborations. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we have in the past and can expect in the future to relinquish some or all of the control over the future success of that product candidate to the collaborator. Existing and potential future collaborators may not devote sufficient resources to the research, development and commercialization of our product candidates, or they may breach or terminate our agreements with them. If existing or future collaborations are unsuccessful, our business, operating results and financial condition would be impaired.

We face product liability risks and may not be able to obtain adequate insurance to protect against losses.

The current use of any of our products, including in pre-clinical trials, and the sale of any of our products expose us to liability claims. These claims might be made directly by consumers or our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. Our insurance includes coverage for the sale of commercial products. However, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect against losses. If a successful product liability claim or a series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may be insufficient to cover such claims and our business operations could be impaired.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. Furthermore, the application, and enforcement of patent laws and regulations in foreign countries is even more uncertain. Accordingly, we cannot assure you that we will be able to effectively protect or defend our proprietary rights in the United States or in foreign jurisdictions on a consistent basis.

Third parties may successfully challenge the validity of our patents. We will only be able to protect our technology from unauthorized use by third parties to the extent that valid and enforceable patents or other proprietary rights cover them. Because the issuance of a patent is not conclusive of its validity or enforceability, we cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if others challenge their validity in court. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting the coverage of our patents. If the outcome of litigation is adverse to us, third parties may be able to use our technology without payment to us.

In addition, it is possible that competitors may infringe upon our patents or successfully avoid them through design innovation. We may initiate litigation to police unauthorized use of our proprietary rights. However, the cost of litigation to uphold the validity of our patents and to prevent infringement could be substantial, and the litigation will consume time and other resources. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Moreover, if a court decides that our patents are not valid, we will not have the right to stop others from using our technology. There is also the risk that, even if the validity of our patents were upheld, a court may refuse to stop others on the ground that their activities do not infringe upon our patents. Because protecting our intellectual property is difficult and expensive, we may be unable to prevent misappropriation of our proprietary rights.

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

If the use of our technology conflicts with the rights of others, we could be subject to costly litigation or other proceedings, and an adverse outcome could have a significant adverse effect on our business.

Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our peptide technology, pay licensing fees or cease operations. If our peptide technology conflicts with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers or potential collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to alter our affected products or underlying technology such that they do not infringe upon others’ patent rights, or obtain a license in order to continue to manufacture or market the affected products. However, modifying our products or technology may not be possible or could require substantial funds or time, and a required license under the related patent may not be available on acceptable terms, if at all.

We may be unaware that the use of our technology conflicts with pending or issued patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our peptide technology may infringe. There could also be existing patents of which we are unaware upon which our peptide technology may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of the filed foreign patent applications. We may have to participate in interference proceedings involving our issued patents or our pending applications.

Our rights to use peptides and technologies licensed to us by third parties are not within our control, and we may not be able to implement our peptide technology without these peptides and technologies.

We have licensed patents and other rights which are necessary to our peptide technology. Our business will significantly suffer if these licenses terminate, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid. We have in-licensed several peptide patents and patent applications from the University of British Columbia. These licenses terminate upon the expiration of the last licensed patent and may also be terminated in the event of a material breach.

If we violate the terms of our licenses or otherwise lose our rights to these peptides, patents or patent applications, we may be unable to continue development of our peptide technology. Our licensors or others may dispute the scope of our rights under any of these licenses. Additionally, the licensors under these licenses might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially harm our financial condition and operating results.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, acting in their own best interests and not necessarily those of other stockholders.

Our executive officers, directors, principal stockholders, and entities affiliated with them beneficially own in the aggregate approximately 39.5% of our outstanding common stock and common stock equivalents as of December 31, 2007. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.

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

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity or convertible debt securities, our stock price may decline and our existing stockholders may experience significant dilution.

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our common stock has and may continue to fluctuate significantly due to a variety of factors, including:

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

The market prices of the securities of many biotechnology companies have been highly volatile and may remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced class action securities litigation. Moreover, market prices for stocks of biotechnology and other technology companies frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention, and harm our financial condition and results of operations.

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

ITEM 2.	PROPERTIES

We currently lease approximately 8,500 square feet of laboratory and office space in Bothell, Washington. The lease expires in November 2009 and includes an option to extend the term of the lease for three years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board under the symbol “HXBM” since 1999. Prior to this date, our common stock did not trade publicly. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions, and may not represent actual transactions.

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$0.98	$0.70	$1.01	$0.72
Second Quarter	$1.10	$0.70	$1.46	$0.86
Third Quarter	$1.01	$0.62	$1.10	$0.85
Fourth Quarter	$0.93	$0.50	$1.01	$0.70

As of February 29, 2008 we had 877 holders of record and 1,308 beneficial stockholders of our common stock. Because in some instances our common shares are held by brokers and clearing agencies on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings to fund the development and growth of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our financial statements. These data should be read in conjunction with the financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operations:
Revenue	$463,941	$70,940	$108,408	$93,661	$88,465
Net loss(1)	(3,434,004)	(3,828,326)	(3,277,239)	(3,109,274)	(3,195,503)
Net loss per share, basic and diluted(1)	(0.14)	(0.17)	(0.18)	(0.23)	(0.28)
Financial position:
Cash, cash equivalents and marketable securities	1,161,290	2,256,901	2,827,959	1,908,028	2,070,906
Working capital	1,105,405	2,087,776	2,759,267	1,821,253	1,922,953
Total assets	2,022,071	3,060,544	3,741,940	2,867,080	3,139,948
Stockholders’ equity	1,670,713	2,798,077	3,517,581	2,679,034	2,934,195

(1)	In each of the years ended December 31, 2007 and 2006, net loss and net loss per share reflect the impact of SFAS 123R stock-based compensation charges which were not present in the year ended December 31, 2005 and prior thereto.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a discussion of forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements in this Annual Report, see Part I, “Forward-Looking Statements,” and Item 1A, “Risk Factors.”

Business Overview

Our mission is to become an industry leader in developing and commercializing small proteins known as bioactive peptides. We have a proprietary library containing a broad array of these synthetic bioactive peptides. Our business strategy is to develop and out-license to third parties the rights to use these proprietary peptides in diverse fields of application. We have developed numerous peptide sequences in the following two broad areas of application:

•

Consumer (skin care) — we have developed a number of peptides capable of stimulating certain aspects of the skin’s innate ability to regenerate and are marketing these peptides as innovative ingredients for cosmetic use.

•	Pharmaceutical — certain of our peptides have demonstrated promising results in the areas of topical anti-infectives and wound healing and are being developed as drugs.

Due to the pre-clinical stage of development of each of our peptide sequences in our pharmaceutical programs, we are unable to estimate the total costs and timing to complete development, and we do not separately track these costs due to the cost burden associated with accounting at such levels of detail and our limited resources. However, the majority of our research and development spending is on the two areas of application discussed above. Further development of our pharmaceutical programs will require additional funding to support these programs.

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

Revenue Recognition. We generate revenue from peptide sales, technology licenses and joint development agreements. Revenue under technology licenses may include up-front payments and royalties from product sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. For agreements with multiple elements, we follow the Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) any undelivered items have objective and reliable evidence of fair value; and (3) delivery or performance of the undelivered items that have a right of return is probable and within our control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, we estimate the period based upon other factors contained within the agreement. Our management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

•

Peptide Sales. Peptide sales are recognized when title transfers to the customer, typically upon shipment, and collection is reasonably assured. In the future, peptide sales may be transacted directly between the licensees and a third-party manufacturer, which could have an adverse effect on our revenue but should not materially affect net income as peptides are typically sold at cost.

•

Licensing Fees. We recognize up-front payments at the point when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. Royalties from licensees are recorded as earned when royalty results are reliably measured and collection is reasonably assured. We rely on the licensees to provide royalty information as it cannot be reasonably estimated.

•

Development Fees. We record revenue associated with performance milestones as earned when we have completed the specific milestones as defined in the joint development agreements and there are no uncertainties or contingencies regarding collection of the related payment. Payments received for which the earnings process is not complete are recorded as deferred revenue.

Research and Development Costs. Our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and benefit expenses, lab supplies and expenses, and external trials and studies. In instances where we enter into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such collaborative agreements, we expense these items as incurred.

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

Valuation of Stock Options and Warrants. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method, consistent with the single option valuation approach. Compensation expense is recognized only for those options expected to vest.

Reclassifications

Reclassifications of prior years’ balances have been made to conform to the current format.

In the Statements of Cash Flows, the reclassifications include (1) depreciation and amortization being reported in the Statements of Cash Flows separately, (2) changes in accounts receivable being separated from prepaid expenses and other assets, and (3) changes in accounts payable, accrued payroll, and accrued expenses being separated into individual line items.

On the Balance Sheets, the reclassifications include (1) costs related to deferred revenue, which were previously included in the deferred revenue line item, being reclassified to the assets section and presented in the prepaid expenses and other current assets line item, and (2) accrued time off and other employee benefits, which were previously included in the accrued expenses line item, being reclassified to the accrued compensation and benefits line item.

In the Statements of Operations, the reclassifications include (1) consulting fees being combined into general and administrative expenses as they were not significant for the periods presented, and (2) loss on sale of equipment being reclassified to the general and administrative expenses from other income (expense).

These reclassifications had no impact on the financial results in the periods presented.

Results of Operations

During 2007, we consistently generated more than insignificant revenue, which we believe is key evidence that our technology has been accepted in the marketplace. As of September 30, 2007, we no longer presented our financial statements in the form of a development stage company. Our ability to achieve a consistent level of revenue depends largely on our ability to continue to successfully commercialize our proprietary technology through royalty-bearing licenses, as well as developing and selling products via collaborations with strategic partners. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

As of December 31, 2007, our accumulated deficit was approximately $27.6 million. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs. Our net loss for 2007 was approximately $3.4 million, or $0.14 per share, compared to a net loss of approximately $3.8 million, or $0.17 per share, for 2006, and a net loss of approximately $3.3 million, or $0.18 per share, for 2005. The decrease in net loss in 2007 compared to 2006 was primarily due to increased revenue from peptide sales, licensing fees and development fees recognized in 2007, partially offset by a slight increase in total operating expenses. The increase in net loss in 2006 compared to 2005 was primarily due to decreased revenue in peptide sales in 2006 combined with an inventory write down recorded as cost of peptide sales, and increased operating expenses of approximately $460,000.

Years Ended December 31, 2007 and December 31, 2006

Revenue for the year ended December 31, 2007, was approximately $463,900 compared to approximately $70,900 in 2006, an increase of $393,000, or 554.3%. Of the total revenue for 2007, $64,400, or 13.9%, was from sales of peptides to DermaVentures, a related party. The increased revenue in 2007 consisted of increases across peptide sales, licensing fees and development fees. License fees increased to approximately $107,400 in 2007 from approximately $9,000 in 2006, primarily due to increased third-party sales volume of products containing our licensed peptides. Development fees increased to approximately $86,000 in 2007 from $30,000 in 2006, due to the timing of the achievement of certain milestones. In the future, peptide sales may be transacted directly between the licensees and a third-party manufacturer, which could have an adverse effect on our revenue, but should not materially affect net income as peptides are typically sold at cost.

Cost of peptide sales for the year ended December 31, 2007, was approximately $118,100 compared to approximately $163,000 in 2006, a decrease of $44,900, or 27.5%. Cost of peptide sales to DermaVentures, a related party, was zero in 2007. Cost of peptide sales as a percentage of peptide sales for the year ended December 31, 2007, was 43.6%, compared to 509.4% in 2006. Although peptides are generally sold at cost, peptide sales in 2007 generated a positive margin while peptide sales in 2006 resulted in a loss because a portion of the peptides sold in 2007 had been written down to its estimated realizable value in the second quarter of 2006.

Other cost of revenue consists primarily of the cost of peptides provided for development activities related to a joint development agreement. Other cost of revenue for the year ended December 31, 2007, was approximately $20,400. There was no other cost of revenue for the year ended December 31, 2006.

Research and development (R&D) expenses consist primarily of salaries and benefit expenses, stock-based compensation, costs of external studies and trials, and contract and other outside service fees related to our research and development efforts. R&D expenses for the year ended December 31, 2007, were approximately $782,100 compared to approximately $988,500 in 2006. The decrease of $206,400, or 20.9%, in R&D expenses for 2007 compared to 2006 was primarily due to lower spending in lab consumables and external studies of approximately $153,000 and decreased benefit expenses and stock-based compensation of $105,000, partially offset by an increase in expenses related to R&D consulting fees of $46,000. The decrease in stock-based compensation was primarily due to certain options becoming fully vested in 2006. We expect R&D expenses for the near future to remain relatively consistent with levels experienced in 2007.

Depreciation and amortization expenses were approximately $174,200 for the year ended December 31, 2007, compared to approximately $180,800 in 2006, a decrease of $6,600 or 3.7%. This slight decrease was primarily due to incremental depreciation expenses from assets purchased in 2007 being offset by reduced depreciation from other assets becoming fully depreciated. We expect depreciation and amortization expenses in the near future to remain relatively consistent with levels experienced in 2007.

Accounting, legal and professional fees expenses were approximately $537,200 for the year ended December 31, 2007, compared to approximately $318,100 in 2006, an increase of $219,100 or 68.9%. The increases in accounting, legal and professional fees expenses were primarily attributable to higher audit fees and higher legal expenses associated with increased activities in the out-licensing of our technology in 2007. We do not anticipate accounting fees and legal expenses to increase significantly over the next twelve months.

Marketing and business development (M&BD) expenses consist primarily of salaries and benefit expenses, stock-based compensation, consulting fees and various marketing costs. M&BD expenses for the year ended December 31, 2007, were approximately $443,700 compared to approximately $490,700 in 2006. The decrease of $47,000, or 9.6%, was primarily due to a net decrease in salary and benefit expenses of $91,000 attributable to severance payments to our former Vice President of Business Development in October 2006 and a decrease in stock-based compensation of $5,000, partially offset by an increase in business development consulting services of approximately $53,000. As we continue our product commercialization efforts, we expect to invest in additional marketing and business development activities and anticipate M&BD expenses to increase in the near future.

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation, consulting fees and general corporate expenditures. G&A expenses were approximately $1.9 million for the year ended December 31, 2007, compared to approximately $1.8 million in 2006. The increase of approximately $75,000, or 4.1%, was due primarily to increases in employee-related expenses of $128,000, facility costs of $46,000 attributable to the expansion of leased space beginning in December 2006, administrative costs of $41,000 for our patents, compliance costs of $97,000 associated with the Sarbanes-Oxley Act of 2002, and approximately $40,000 of other general and administrative expenses, partially offset by a decrease of $276,000 in stock-based compensation. The decrease in stock-based compensation was primarily due to certain options becoming fully vested in 2006. We anticipate G&A expenses in the near future to be consistent with the levels experienced in 2007.

Other income, which consists primarily of interest income, was approximately $84,600 for the year ended December 31, 2007, compared to $73,400 in 2006. The increase in interest income was primarily due to a higher average interest rate in 2007.

Years Ended December 31, 2006 and December 31, 2005

Revenue for the year ended December 31, 2006, was approximately $70,900 compared to approximately $108,400 in the prior year, a decrease of $37,500 or 34.6%. The decrease in revenue was primarily attributable to a decrease in peptide sales.

Cost of peptide sales for the year ended December 31, 2006, was approximately $163,000 compared to approximately $84,300 in the prior year, an increase 93.4%. The increase in cost of peptide sales was primarily attributable to $151,400 of inventory being written down to its estimated net realizable value in 2006.

R&D expenses were approximately $988,500 for the year ended December 31, 2006, compared to approximately $834,200 in 2005, an increase of $154,300 or 18.5%. The increase was attributable primarily to the adoption of FAS123R in 2006, which resulted in approximately $87,100 of stock-based compensation, and certain external studies conducted in 2006 which were not conducted in 2005.

Depreciation and amortization expense was approximately $180,800 for the year ended December 31, 2006 compared to approximately $175,100 in the prior year, an increase of 3.3%. The increase was primarily attributable to additional equipment purchased in 2006 to support our research and development efforts.

Accounting, legal, and professional expenses were approximately $318,100 for the year ended December 31, 2006 compared to approximately $300,900 in the prior year, an increase of 5.7%. The increase was primarily attributable to legal fees associated with the protection of existing patents and the application for new patents.

M&BD expenses were approximately $490,700 for the year ended December 31, 2006, compared to $221,600 in 2005. The increase of $269,100, or 121.4%, was primarily attributable to the hiring of a Chief Operating Officer, severance payments related to the departure of our former Vice President of Business Development in October 2006 and stock-based compensation expense required under FAS123R.

G&A expenses were approximately $1.8 million for each of the years ended December 31, 2006 and 2005. Increases in G&A expenses of $33,700 associated with the addition of two board members and approximately $83,800 associated with stock compensation expense required under FAS123R were offset by a decrease in consulting fees of approximately $118,800. The decrease in consulting fees was associated primarily with services required in 2005 relating to the implementation of a new financial reporting system and to services provided to support financing for the company.

Other income was approximately $73,400 for the year ended December 31, 2006 compared to approximately $46,100 for the prior year, an increase of 59.2%, resulting principally from interest income. The increase was primarily due to a higher average cash balance and a higher average interest rate in 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2007, our cash, cash equivalents and available-for-sale marketable securities totaled approximately $1.1 million, a decrease of approximately $1.1 million from December 31, 2006. The decrease in cash, cash equivalents and marketable securities from December 31, 2006, was primarily attributable to the cash used in operations during 2007 of approximately $3.2 million, partially offset by the net proceeds of approximately $2.1 million we received from a private equity financing that closed in the first quarter of 2007.

We use a professional investment management firm to manage a portion of our invested cash. At December 31, 2007, our holdings of available-for-sale marketable securities of $700,000 were comprised of auction rate securities. While these auction rate securities have contractual maturities that can be well in excess of ten years, they are structured to allow for short-term interest rate resets which occur at intervals of 28 days at which time we can auction to sell or continue to hold these securities at par. During February 2008, auction rate securities increasingly failed at auction due to sell orders exceeding buy orders. During the first two months of 2008, we liquidated $500,000 of our investment in auction rate securities at par and held the proceeds in cash and cash equivalents. In March 2008, we have had one failed auction for $50,000 of the remaining $200,000 of our investment in auction rate securities. In the event that we need to access this $200,000, we may not be able to do so until a future auction of these securities is successful.

All investments are made according to policies approved by the Board of Directors. To date, we have not experienced any realized gains or losses related to our marketable securities investments.

Cash used in operating activities for the year ended December 31, 2007, was approximately $3.2 million, derived primarily from net loss for the period of $3.4 million, adjusted by non-cash expenses, including $174,200 of depreciation and amortization and $163,300 of stock-based compensation, and a net decrease of working capital, excluding cash, cash equivalents and available-for-sale marketable securities, of $115,300. Cash used in operations for the year ended December 31, 2006, was approximately $3.0 million, due primarily to a net loss of $3.8 million, adjusted by non-cash expenses, including $180,800 of depreciation and amortization and $524,800 of stock-based compensation, and a net increase in working capital, excluding cash, cash equivalents and available-for-sale marketable securities, of $96,200.

Accounts receivable increased by $83,900 in 2007 and decreased by $19,000 in 2006. This decrease is primarily attributable to the timing of royalty reports received from our licensees. Inventory, comprised of peptides held for resale, increased $65,300 in 2007 and decreased $35,300 in 2006. Inventory increased as a result of increased sales and the need to maintain strategic inventory levels to meet customer required lead times. Deferred revenue increased by $69,000 and $61,000 in 2007 and 2006, respectively. As our deferred revenue is typically associated with license and development agreements, the increase was due primarily to the timing of the achievement of certain milestones.

During the years ended December 31, 2007 and 2006, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale marketable securities and acquisition of capital equipment. Cash provided by investing activities was $252,900 in 2007 compared to cash used in investing activities of $1.1 million in 2006. In 2007, cash provided by the sale proceeds, net of purchases, of marketable securities was $280,000 compared to cash used of $980,000 for purchases of marketable securities in 2006. Capital expenditures for 2007 and 2006 were approximately $27,100 and $130,000, respectively, which resulted primarily from additional equipment purchased to support our operations and research and development efforts. For 2008, we do not expect the level of capital expenditures to be significant.

Cash provided by financing activities for the years ended December 31, 2007 and 2006 was $2.1 million and $2.6 million, respectively. On March 5, 2007, we closed a private equity financing, receiving cash of approximately $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock. In a second closing held on March 26, 2007, we received cash of approximately $148,750 in exchange for 198,332 shares of $0.001 par value common stock.

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

In February 2008, we issued to RBFSC, Inc., a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum. The Note and accrued interest are due and payable on February 14, 2010, or upon an event of default under the Note, including in the event we file for bankruptcy, unless converted pursuant to the terms of the Note. (See Note 14, Subsequent Events, for a detailed discussion of the Note.) Based on the current status of our operating plans and product commercialization development, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the next twelve months. We will need substantial additional capital in order to maintain the current level of operations beyond the next twelve months, continue commercialization of our technology and advance our pharmaceutical programs. Accordingly, we are making preparations to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we would be required to reduce the scope of operations, which would significantly impede our ability to proceed with current operational plans and could lead to the curtailment of our business.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations and Commercial Commitments

We lease office and laboratory space under an operating lease expiring in November 2009 which includes an option to extend the lease for three years. Rental expense including operating costs for the years ended December 31, 2007, 2006 and 2005 was $108,521, $67,475 and $59,253, respectively. Our lease agreement provides for scheduled rent increases over the lease term. Minimum rental expenses are recognized on a straight-line basis over the term of the lease. The following table summarizes our lease obligations and estimated commercial commitments as of December 31, 2007 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Period
Contractual Obligations	2008	2009	Total
Operating lease	$75,139	$70,763	$145,902
Purchase obligations(1)	—	179,364	179,364

	$75,139	$250,127	$325,266

(1)	On August 2, 2007, we entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of December 31, 2007, we had placed orders totaling $54,636 under this agreement.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” This standard requires all business combinations to be accounted for under the acquisition method (previously referred to as the purchase method). Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any non-controlling interests in the acquiree at their fair value at the acquisition date. Non-contractual contingencies are recognized at the acquisition date at their fair value only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Transaction costs are excluded from the acquisition accounting and will be expensed as incurred. Any contingent consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and will be classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree’s assets, liabilities, and non-controlling interests at the acquisition date. This standard is effective for periods beginning on or after December 15, 2008. We are currently in the process of assessing the expected impact of this standard on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This standard requires non-controlling interests to be treated as a separate component of equity, but apart from the parent’s equity and not as a liability or an item outside of equity. This will eliminate diversity that currently exists in accounting for transactions between an entity and its non-controlling interest. This standard also specifies that consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership of interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosure in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effect of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This standard is effective for periods beginning on or after December 15, 2008. We are currently in the process of assessing the expected impact of this standard on our financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 07-3 (EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires that non-refundable advance payments for future research and development activities be recorded as an asset when the advance payments are made. Capitalized amounts should be recognized as expense when the goods are delivered or services are rendered. If the goods are no longer expected to be delivered nor the services expected to be performed, related capitalized advance payments must be expensed. EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007. Adoption is on a prospective basis. Early adoption or retrospective application of EITF 07-3 is not permitted. We do not expect the adoption of EITF 07-3 to have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible items. The fair value method may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, FSP FAS 157-2 was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

Subsequent Events

In January 2008, we entered into a manufacturing and supply agreement with Peptisyntha, Inc. (Peptisyntha), pursuant to which Peptisyntha agreed to manufacture and supply to us or our licensees certain peptides at specified prices. The agreement has an initial term of two years. As of the filing date of this Annual Report, we have not made any purchases or entered into any purchase commitments under this agreement.

In February 2008, we issued to RBFSC, Inc. (RBFSC), a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum. All unpaid principal balance and accrued interest are due on the earlier of February 14, 2010, or upon an event of default under the Note, including in the event that we file for bankruptcy. In the event that we close an equity financing (an Equity Financing) on or before June 29, 2008, in which we sell shares of our equity securities for an aggregate amount of at least $5.0 million, the unpaid balance of the Note and related accrued interest will automatically convert into the equity securities issued in the Equity Financing, at the price of such equity securities issued in the Equity Financing. In the event we do not consummate an Equity Financing on or before June 29, 2008, the unpaid balance of the Note and related accrued interest may be converted, at the option of the holder, into common shares at a price equal to eighty percent (80%) of the average per share closing price of our common stock during the preceding 90-day period, and we shall issue to RBFSC a warrant to purchase that number of shares of our common stock equal to 20% of the principal amount of the Note divided by the per share closing sale price of our common stock on the date of issuance. The president and director of RBFSC is Frank T. Nickell, who beneficially owned approximately 29.3% of our outstanding common stock as of March 19, 2007. The debt issuance costs of approximately $4,800 will be included in other long-term assets and amortized using the effective interest method.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Helix BioMedix, Inc.

We have audited the accompanying balance sheets of Helix BioMedix, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years for the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Helix BioMedix, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, effective January 1, 2007 and Financial Accounting Standards Board Statement of Financial Accounting No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ KPMG LLP

Seattle, Washington

March 20, 2008

HELIX BIOMEDIX, INC.

BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$461,290	$1,276,901
Marketable securities	700,000	980,000
Accounts receivable	83,915	—
Inventory	65,279	—
Prepaid expenses and other current assets	144,074	93,342

Total current assets	1,454,558	2,350,243
Deposits	8,522	4,211
Property and equipment, net	126,509	194,728
Intangible assets, net	432,482	511,362

Total assets	$2,022,071	$3,060,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,071	$65,549
Accrued compensation and benefits	63,813	108,603
Accrued expenses	60,269	27,315
Deferred revenue	130,000	61,000

Total current liabilities	349,153	262,467

Deferred rent	2,205	—

Total liabilities	351,358	262,467

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at December 31, 2007; 22,788,514 shares outstanding at December 31, 2006	25,654	22,788
Additional paid-in capital	29,211,972	26,908,198
Accumulated deficit	(27,566,913)	(24,132,909)

Total stockholders’ equity	1,670,713	2,798,077

Total liabilities and stockholders’ equity	$2,022,071	$3,060,544

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenue:
License and development fees	$193,381	$38,940	$16,994
Peptide sales	206,160	32,000	91,414
Peptide sales to related party	64,400	—	—

	463,941	70,940	108,408
Operating expenses:
Cost of peptide sales	118,096	162,991	84,338
Other cost of revenue	20,396	—	—
Research and development	782,075	988,451	834,231
Depreciation and amortization	174,225	180,755	175,136
Accounting, legal and professional	537,176	318,113	300,895
Marketing and business development	443,732	490,706	221,580
General and administrative	1,906,820	1,832,858	1,815,553

Total operating expenses	3,982,520	3,973,874	3,431,733

Loss from operations	(3,518,579)	(3,902,934)	(3,323,325)

Other income:
Interest income	84,575	74,608	46,086

	84,575	74,608	46,086

Net loss	$(3,434,004)	$(3,828,326)	$(3,277,239)

Basic and diluted net loss per share	$(0.14)	$(0.17)	$(0.18)

Weighted average shares outstanding	25,139,745	22,343,087	17,858,807

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	13,533,370	$13,533	$20,007,845	$(315,000)	$(17,027,344)	$2,679,034
Exercise of warrants issued for services at $1.00 per share	16,050	16	(16)	—	—	—
Warrant exchange, net	4,960,918	4,961	1,332,124	—	—	1,337,085
Proceeds from 2005 Private Placement, net	1,665,167	1,665	2,478,324	—	—	2,479,989
Deferred stock compensation, stock and stock options issued for services	15,009	15	88,697	210,000	—	298,712
Net loss for the year	—	—	—	—	(3,277,239)	(3,277,239)

Balance at December 31, 2005	20,190,514	20,190	23,906,974	(105,000)	(20,304,583)	3,517,581
Adjustment to reclassify deferred compensation to additional paid in capital upon adoption of FAS123R	—	—	(105,000)	105,000	—	—
Proceeds from 2006 Private Placement, net	2,598,000	2,598	2,581,423	—	—	2,584,021
Stock based compensation	—	—	524,801	—	—	524,801
Net loss for the year	—	—	—	—	(3,828,326)	(3,828,326)

Balance at December 31, 2006	22,788,514	22,788	26,908,198	—	(24,132,909)	2,798,077
Proceeds from 2007 Private Placement, net	2,864,998	2,866	2,140,492	—	—	2,143,358
Stock based compensation	—	—	163,282	—	—	163,282
Net loss for the year	—	—	—	—	(3,434,004)	(3,434,004)

Balance at December 31, 2007	25,653,512	$25,654	$29,211,972	$—	$(27,566,913)	$1,670,713

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net loss	$(3,434,004)	$(3,828,326)	$(3,277,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95,346	101,876	96,797
Amortization	78,880	78,879	78,339
Stock-based compensation costs	163,282	524,801	298,712
(Gain)loss on sale of assets	—	1,177	—
Changes in operating assets and liabilities:
Accounts receivable	(83,915)	18,988	(10,288)
Inventory	(65,279)	35,316	(35,316)
Prepaid expenses and other current assets	(50,732)	8,021	(10,292)
Deposits	(4,311)	(4,201)	—
Accounts payable	29,522	7,556	(4,060)
Accrued compensation and benefits	(44,790)	108,603	—
Other accrued liabilities	35,159	(139,051)	40,373
Deferred revenue	69,000	61,000	—

Net cash used in operating activities	(3,211,842)	(3,025,361)	(2,822,974)

Cash Flows from Investing Activities
Purchases of marketable securities	(1,300,000)	(980,000)	—
Proceeds from sales of marketable securities	1,580,000	—	—
Proceeds from sale of assets	—	535	1,500
Purchase of property and equipment	(27,127)	(130,253)	(53,144)
Increase in capitalized patents	—	—	(22,525)

Net cash provided by (used in) investing activities	252,873	(1,109,718)	(74,169)

Cash Flows from Financing Activities
Issuance of stock and warrants for cash, net	2,143,358	2,584,021	3,817,074

Net cash provided by financing activities	2,143,358	2,584,021	3,817,074

Net (decrease) increase in cash and cash equivalents	(815,611)	(1,551,058)	919,931
Cash and cash equivalents at beginning of period	1,276,901	2,827,959	1,908,028

Cash and cash equivalents at end of period	$461,290	$1,276,901	$2,827,959

Supplemental disclosures:
Cash paid for interest expense	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Non-cash investing and financing activities	$—	$—	$—

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.    Description of the Business and Summary of Significant Accounting Policies

The Business

Helix BioMedix, Inc. (the Company), a Delaware corporation, is a biopharmaceutical company with an extensive library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. The Company’s mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically-applied products which offer the benefits of its advanced bioactive small molecule peptide technology. The Company’s vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides.

The Company has developed short, small-chain peptides with anti-infective, anti-inflammatory properties such as the stimulation of cell proliferation and migration. These peptides are targeted for use as ingredients in cosmetics and as new topical therapeutics. Possible applications include anti-aging skin care, acne treatment, wound healing, and the treatment of fungal dermatoses.

During the Company’s initial commercialization efforts, the Company successfully identified and characterized bioactivities exhibited by natural innate-immunity peptide sequences that have potential cosmetic and therapeutic applications. By re-engineering these peptides, the Company created small bioactive molecules that not only are capable of delivering benefits in skin care products but also have the potential to deliver therapeutic benefits as topically applied dermatological products. Subsequently, the Company has leveraged its knowledge of peptide sequences to expand the application of such molecules to multiple areas within dermatology.

From 1988 until 2000, the Company operated primarily as a technology development company, generating a portfolio of intellectual property focused on identifying and developing synthetic bioactive peptides. In 2000, the Company started to place more emphasis on applying and commercializing the extensive library of patented bioactive peptides that the Company has developed. During 2007, the Company began commercializing its peptide technology through license agreements with skin care manufacturers and consistently generated more than insignificant revenue, which management believes is key evidence that the Company’s technology has been accepted in the marketplace. In the third quarter of 2007, the Company moved from the development stage to the commercialization stage of its business.

Although the Company has made progress with respect to the licensing of its peptide technology and business development efforts, the Company’s cost to license its peptide technology, conduct its business development efforts and other operating activities have exceeded its revenues each year since inception. Also, the Company’s net cash used in operations has exceeded its cash generated from operations for each year since its inception. For example, the Company used approximately $3.2 million of cash in operating activities for the year ended December 31, 2007 and approximately $3.0 million in 2006.

In February 2008, the Company issued to RBFSC, Inc., a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum. (See Note 14, Subsequent Events, for a detailed discussion of the Note.) Based on the current status of the Company’s operating plans and product commercialization development, the Company estimates that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations through the next twelve months. The Company will need substantial additional capital in order to maintain the current level of operations beyond the next twelve months, continue commercialization of its technology and advance its pharmaceutical programs. Accordingly, the Company is making preparations to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, the Company would be required to reduce the scope of operations, which would significantly impede its ability to proceed with current operational plans and could lead to the curtailment of its business.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, and intangibles; valuation allowances for receivables, inventories and deferred income tax assets; and valuation of share-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity at date of purchase of three months or less to be cash equivalents. The Company regularly maintains cash balances in excess of the FDIC insured limitation of $100,000. As of December 31, 2007, the Company’s cash balances exceeded the FDIC insured limit by approximately $361,300.

Marketable Securities

The Company classifies the marketable securities as available-for-sale. Marketable securities, consisting of auction rate securities, are reported at fair value, based on quoted market prices. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, losses, and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Auction or floating rate securities are classified as current assets because they represent investments that are available to fund current operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are shown at their net realizable value which approximates their fair value. The Company does not currently maintain an allowance for doubtful accounts based on the Company’s management’s consideration of historical collection experience and the characteristics of existing accounts. The Company has not had any accounts receivable allowances or write-offs for any period presented.

Inventory

Inventory consists primarily of various types of peptides purchased for resale and is stated at the lower of cost or market (as determined by the first-in, first-out method).

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

Intangible Assets

Acquired patents and costs for issued patents, consisting primarily of legal fees, are capitalized. Amortization is taken on the straight-line method over the useful life of the patents, generally thirteen years.

Licensing agreements and antimicrobial technology, which was purchased in conjunction with the patents, has been capitalized at the basis of the debt issued for it. Licensing agreements and antimicrobial technology are amortized ratably over seventeen years.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The Company generates revenue from peptide sales, technology licenses and joint development agreements. Revenue under technology licenses may include up-front payments and royalties from third party product sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. For agreements with multiple elements, the Company follows the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether each element can be separated into a unit of accounting based on the following criteria: 1) the delivered items have value to the customer on a stand-alone basis; 2) any undelivered items have objective and reliable evidence of fair value; and 3) delivery or performance of the undelivered items that have a right of return is probable and within the Company’s control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the Company allocates revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, the Company estimates the period based upon other factors contained within the agreement. The Company continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

•

Peptide Sales. Peptide sales are recognized when title transfers to the customer, typically upon shipment, and collection is reasonably assured. Peptides are usually sold at cost, however, peptide sales in 2007 generated a positive margin while peptide sales in 2006 resulted in a loss because a portion of the peptides sold in 2007 had been written down to estimated net realizable value in the second quarter of 2006.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab supplies and expenses, and external trials and studies. In instances where the Company enters into agreements with third parties for research and development activities, which may include personnel costs, supplies and other costs associated with such collaborative agreements, the Company expenses these items as incurred.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48) effective January 1, 2007. FIN 48 addresses the accounting of uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold of more-likely-than-not for recognition and derecognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, classification, interest and penalties, and disclosure. See Note 7 for the impact of adopting FIN 48 on the Company’s results of operations and financial position.

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

	Year Ended December 31,
	2007	2006
Weighted average outstanding options	2,879,530	2,649,225
Weighted average outstanding warrants	2,700,544	2,777,811

Fair Value of Financial Instruments

For financial instruments consisting of all reported assets and liabilities included in the Company’s balance sheets, the carrying amounts reasonably approximate the fair values due to their short maturities. Estimated fair values of marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123R). Prior to January 1, 2006, the Company accounted for share-based payments to employees under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Deferred stock compensation in the amount of $105,000 related to nonvested options was eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated for comparative purposes.

For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized ratably over the remaining vesting period. For options granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized on a straight-line basis over the requisite service period, which is the vesting period. As a result of the adoption of SFAS 123R, incremental stock-based compensation of approximately $391,200 was recognized in the statement of operations for the year ended December 31, 2006. Stock-based compensation expense for the years ended December 31, 2007 and 2006 was $163,300 and $524,800, respectively.

Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by Emerging Issues Task Force (EITF) Issue No. 96-18 and EITF Issue No. 00-18.

The Company granted 445,000, 415,000 and 245,000 stock options during the years ended December 31, 2007, 2006 and 2005, respectively. The per share weighted-average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $0.49, $0.68 and $1.38, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	3.76 – 4.58%	4.83%	4.29%
Expected dividend yield	0	0	0
Expected term in years	5.5 – 6.25	6.25	6.25
Expected volatility	100%	100%	100%

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. The Company calculates the expected option term based on the “simplified method” as prescribed by the Security Exchange Commission Staff Accounting Bulletin (SAB) 107, “Share-Based Payment,” whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. Expected volatility is based on implied volatility of outstanding warrants to purchase the Company’s common stock, annualized daily historical volatility of its stock price commensurate with the expected term of the option, and other factors, including peer company data. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

At the time of grant, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior and records stock-based compensation expense only for those awards that are expected to vest. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates. In connection with the departure of the Company’s Chief Operating Officer in October 2007, 166,666 unvested stock options were forfeited. The effect of this forfeiture on the stock-based compensation expense for 2007 was not material.

HELIX BIOMEDIX, INC.

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

In the Statements of Cash Flows, the reclassifications include (1) depreciation and amortization being reported in the Statements of Cash Flows separately, (2) changes in accounts receivable being separated from prepaid expenses and other assets, and (3) changes in accounts payable, accrued payroll, and accrued expenses being separated into individual line items.

On the Balance Sheets, the reclassifications include (1) costs related to deferred revenue, which were previously included in the deferred revenue line item, being reclassified to the assets section and presented in the prepaid expenses and other current assets line item, and (2) accrued time off and other employee benefits, which were previously included in the accrued expenses line item, being reclassified to the accrued compensation and benefits line item.

In the Statements of Operations, the reclassifications include (1) consulting fees being combined into general and administrative expenses as they were not significant for the periods presented, and (2) loss on sale of equipment being reclassified to the general and administrative expenses from other income (expense).

These reclassifications had no impact on the financial results in the periods presented.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” This standard requires all business combinations to be accounted for under the acquisition method (previously referred to as the purchase method.) Under the acquisition method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any non-controlling interests in the acquiree at their fair value at the acquisition date. Non-contractual contingencies are recognized at the acquisition date at their fair value only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Transaction costs are excluded from the acquisition accounting and will be expensed as incurred. Any contingent

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

consideration included by the acquirer as part of the purchase price must also be measured at fair value at the acquisition date and will be classified as either equity or a liability. This standard also requires a company that obtains control but acquires less than 100% of an acquiree to record 100% of the fair value of the acquiree’s assets, liabilities, and non-controlling interests at the acquisition date. This standard is effective for periods beginning on or after December 15, 2008. The Company is currently in the process of assessing the expected impact of this standard on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This standard requires non-controlling interests to be treated as a separate component of equity, but apart from the parent’s equity and not as a liability or an item outside of equity. This will eliminate diversity that currently exists in accounting for transactions between an entity and its non-controlling interest. This standard also specifies that consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, and that changes in the parent’s ownership of interest while it retains a controlling financial interest should be accounted for as equity transactions. This standard also expands disclosure in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effect of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This standard is effective for periods beginning on or after December 15, 2008. The Company is currently in the process of assessing the expected impact of this standard on our financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 07-3 (EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires that non-refundable advance payments for future research and development activities be recorded as an asset when the advance payments are made. Capitalized amounts should be recognized as expense when the goods are delivered or services are rendered. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007. Adoption is on a prospective basis. Early adoption or retrospective application of EITF 07-3 is not permitted. The Company does not expect the adoption of EITF 07-3 to have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible items. The fair value method may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, FSP FAS 157-2 was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

Note 2.    Marketable securities

The Company held $700,000 and $980,000 of investment in auction rate securities at December 31, 2007 and 2006, respectively. These securities are structured to allow for short-term interest rate resets, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every 28 days, the Company can auction to sell or continue to hold these securities at par. Because of the short interest reset period, the Company has historically recorded auction rate securities in current available-for-sale securities. At December 31, 2007, the Company classified its auction rate securities as current assets as these investments would need to be liquidated within the next twelve months to fund the current level of operations. During the first two months of 2008, the Company liquidated $500,000 of its investment in auction rate securities at par and held the proceeds in cash and cash equivalents. In March 2008, the Company has had one failed auction for $50,000 of the remaining $200,000 of its auction rate securities. In the event that the Company needs to access the remaining $200,000 of its investment in auction rate securities, the Company may not be able to do so until a future auction of these securities is successful. In the future, should the Company experience auction failures and/or determine that the declines in value of auction rate securities are other than temporary, the Company could recognize a loss in the statement of operations, which could be material.

The Company will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will stabilize. The Company intends to use its future experience in auction success or failure to consider the appropriate classification for its auction rates securities. Marketable securities consisted of the following as of December 31, 2007 and 2006:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007
Corporate and municipal auction or floating rate securities with contractual maturities of 9 years to 38 years	$700,000	—	—	$700,000

2006
Corporate and municipal auction or floating rate securities with contractual maturities of 9 years to 38 years	$980,000	—	—	$980,000

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
Machinery and equipment	$546,496	$523,797
Furniture and fixtures	48,486	46,734
Leasehold improvements	43,993	43,993

	638,975	614,524
Less accumulated depreciation	(512,466)	(419,796)

Property and equipment, net	$126,509	$194,728

Aggregate depreciation expense for property and equipment was $95,346, $101,876 and $96,797 for 2007, 2006 and 2005, respectively.

Note 4.    Identifiable Intangible Assets

Identifiable intangible assets, subject to amortization, were as follows:

		December 31, 2007			December 31, 2006
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Antimicrobial technology	13	$222,187	$(207,084)	15,103	$222,187	$(195,974)	$26,213
Licensing agreements	17	61,391	(21,570)	39,821	61,391	(17,975)	43,416
Patents pending and approved	17	834,301	(456,743)	377,558	834,301	(392,568)	441,733

Total		1,117,879	$(685,397)	432,482	1,117,879	(606,517)	$511,362

Amortization expense related to identifiable intangible assets was $78,880, $78,879 and $78,339 for 2007, 2006 and 2005, respectively. Scheduled amortization charges from identifiable assets as of December 31, 2007 are as follows:

Year	Antimicrobial technology	Licensing Agreements	Patents pending and approved	Total
2008	$11,109	$3,595	$64,175	$78,879
2009	3,993	3,595	64,175	71,764
2010	—	3,595	64,175	67,770
2011	—	3,595	64,175	67,770
2012	—	3,595	64,175	67,770
Thereafter	$—	$21,846	$56,683	$78,529

Note 5.    Stockholders’ Equity

Preferred Stock

The Company’s board of directors (the Board) may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the Board may deem advisable. As of December 31, 2007, no preferred series shares had been designated by the Board.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stockholder Rights Agreement

On August 15, 2003, the Board approved the adoption of a Stockholder Rights Agreement pursuant to which all of the Company’s stockholders as of September 15, 2003 (the Record Date) received rights to purchase shares of a new series of preferred stock. The rights will be distributed as a non-taxable dividend and will expire ten years from the Record Date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the common stock. If a person acquires 15 percent or more of common stock, all rights holders, except the buyer, will be entitled to acquire the Company’s common stock at a discount. The effect will be to discourage acquisitions of more than 15 percent of the Company’s common stock without negotiations with the Board.

Options

Stock Option Plan

On December 15, 2000, the stockholders of the Company approved the Helix BioMedix 2000 Stock Option Plan (the 2000 Plan). The 2000 Plan is to be administered by non-employee directors who shall be authorized to grant stock options to the Company’s employees, consultants, and directors. These options may be either incentive stock options as defined and governed by Section 422 of the Internal Revenue Code, or nonqualified stock options. The 2000 Plan specifically provides the Company with the ability to repurchase, upon termination of an optionee’s employment, up to 10,000 shares acquired by the optionee through the exercise of options granted thereunder at the then-current fair market value of such shares.

Stock options to purchase the Company’s common stock are granted at the fair market value on the date of grant. Stock options granted to employees are typically incentive stock options and vest the rate of 33.33% after one year and 2.78% per month thereafter. Options granted to non-employee directors are nonqualified stock options and become exercisable ranging from immediately upon grant to quarterly over one year. All options expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Compensation expense is recognized only for those options expected to vest.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, the Company granted to employees and non-employee directors options to purchase 300,000 and 145,000 shares, respectively, of the Company’s common stock. Of the employee stock options granted, the vesting of 100,000 options was subject to the Company’s success in achieving certain revenue targets in 2008. There were 250,000 employee stock options and 165,000 non-employee director stock options granted during the year ended December 31, 2006. A summary of the Company’s stock option activity for the years ended December 31, 2007 and 2006 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2005	2,592,000	$1.38
Granted	415,000	$0.83
Exercised	—	—
Forfeited	(88,056)	$1.80
Expired	—	—

Outstanding, December 31, 2006	2,918,944	$1.29
Granted	445,000	$0.61
Exercised	—	—
Forfeited	(177,916)	$0.75
Expired	(207,500)	1.21

Outstanding, December 31, 2007	2,978,528	$1.22	5.27	$0

Exercisable, December 31, 2007	2,633,667	$1.30	4.70	$0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.50 on December 31, 2007, which would have been received by the optionees had all of the options with exercise prices less than $0.50 been exercised on that date. As of December 31, 2007, total unrecognized stock-based compensation related to nonvested stock options was $132,258, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The Company has a policy of issuing new shares to satisfy share option exercises.

As of December 31, 2007, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 2,376,472 shares remained available for grants. Additional information regarding options outstanding as of December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.50 - $0.85	778,834	6.91	$0.67	452,584	$0.76
$1.00 - $1.00	799,000	5.16	$1.00	799,000	$1.00
$1.20 - $1.80	1,241,250	4.39	$1.63	1,230,139	$1.63
$1.85 - $2.00	159,444	4.67	$1.89	151,944	$1.89

$0.50 - $2.00	2,978,528	5.27	$1.22	2,633,667	$1.30

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Stock Purchase Warrants

Information concerning outstanding common stock purchase warrants is set forth below:

	December 31,
	2007			2006
	Number	Price range	Wghtd. Avg.	Number	Price range	Wghtd. Avg.
Warrants issued to employees and non-employees for services	1,719,919	$0.25 – $6.00	$1.54	1,713,669	$0.25 – $6.00	$1.54
Granted	—	—	—	25,000	$1.20	$1.20
Expired/Cancelled	—	—	—	(18,750)	$1.20	$1.20
Remaining warrants issued in connection with 2003 warrant exchange	—	—	—	146,250	$2.25	$2.25
Expired 2006	—	—	—	(146,250)	$2.25	$2.25
Remaining warrants issued in connection with 2001 convertible debt financing	308,000	$1.00	$1.00	308,000	$1.00	$1.00
Remaining warrants issued in connection with 2002 and 2003 equity financings	258,600	$1.00	$1.00	258,600	$1.00	$1.00
Remaining warrants issued in connection with 2004 equity financing	29,225	$2.00	$2.00	29,225	$2.00	$2.00
Warrants issued in connection with 2005 equity financing	125,000	$1.50	$1.50	125,000	$1.50	$1.50
Warrants issued in connection with 2006 equity financing	259,800	$1.00	$1.00	259,800	$1.00	$1.00

Total outstanding warrants	2,700,544	$0.25-$6.00	$1.38	2,700,544	$0.25-$6.00	$1.38

In 2006, the Company granted warrants to purchase up to 25,000 shares of common stock to a consultant for services, and warrants with respect to 18,750 of these shares were cancelled during 2006. In 2006, approximately $4,700 of expense was recognized as general and administrative expenses related to the warrants. There were no warrants granted or cancelled in 2007.

Stock Offerings

On February 28, 2005, the Company closed the initial closing of a private placement of common stock, receiving cash of $2.3 million in exchange for 1,548,501 shares of common stock and warrants to purchase up to 125,000 shares of common stock. The warrants have a 5-year term and a per share exercise price of $1.50.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

On March 5, 2007, the Company closed a private equity financing, receiving cash of approximately $2,000,000 in exchange for 2,666,666 shares of $0.001 par value common stock.

In a second closing held on March 26, 2007, the Company received cash of approximately $148,750 in exchange for 198,332 shares of $0.001 par value common stock.

401(k) Plan

The Company offers a 401(k) plan to all of its employees. Company matching contributions are determined in accordance with the provisions of the Company’s contribution plan. During the years ended December 31, 2007, 2006 and 2005, employer-matching cash contributions totaled $36,042, $33,790 and $28,651, respectively.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.    Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the years ended December 31, 2007, 2006 and 2005:

	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005
Customer A	48%	41%	10%
Customer B	17	12	76
Customer C	14	—	—
Customer D	11	—	—
Customer E	—	—	14
Customer F	—	42	—

Note 7.    Income Taxes

Significant components of the Company’s gross deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$7,179,300	$6,154,000
Research and development credits	85,200	86,100
Stock compensation	529,800	533,100
Accrued expenses	14,600	9,500
Fixed and intangible assets	23,400	4,200

Gross deferred tax assets	7,832,300	6,786,900
Less valuation allowance	(7,832,300)	(6,786,900)

Net deferred tax assets	—	—
Deferred tax liabilities	—	—

Net deferred tax assets/liabilities	$—	$—

Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2007 and 2006, a full valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $1,045,400, $1,096,500 and $1,004,400 during the years ended December 31, 2007, 2006 and 2005, respectively. The increase in the deferred tax assets in 2007 was primarily the result of increasing net operating loss carryforwards during the year.

At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $21.1 million for income tax reporting purposes, which expire from 2008 to 2027 and research and development tax credit carryforwards of approximately $85,200, which expire from 2008 to 2027. The Company’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

The Company files a Federal income tax return in the U.S. All of the Company’s tax returns for years with unexpired net operating loss carryforwards may be subject to examination in the event that the Company utilizes the net operating losses from those years in its future tax returns.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect related to adoption. The Company had no unrecognized tax positions at either January 1, 2007 or December 31, 2007. During the current period, there was no interest or penalty recognized.

Note 8.    Related Party Transactions

Effective as of April 18, 2007, the Company entered into a License Agreement (the License Agreement) with DermaVentures, LLC (DermaVentures), an Illinois limited liability company in which the Company owns a 25% membership interest pursuant to the DermaVentures Operating Agreement. Pursuant to the License Agreement, the Company granted to DermaVentures a non-exclusive license under certain patents and related technology to formulate certain of the Company’s proprietary peptides into cosmetics and over-the-counter personal care products and to market and sell those products in North and Central America. The initial term of the License Agreement is five years. In consideration for the license, DermaVentures agreed to pay the Company royalties on its sales of products containing the Company’s proprietary peptides as set forth in the License Agreement.

In addition, effective as of April 18, 2007, the Company entered into a Management Services Agreement (the Services Agreement) with DermaVentures and RMS Group, LLC, a member and the sole manager of DermaVentures (RMS). Pursuant to the Services Agreement, the Company agreed to provide certain management services to DermaVentures in exchange for a management fee of $400,000 payable as a cash flow distribution to the Company in connection with its ownership interest in DermaVentures after $1,200,000 in cash flow is distributed to RMS. The Company may terminate the Services Agreement upon 30 days prior written notice to the other parties, at which time the Company’s membership interest in DermaVentures shall be reduced to 10%; provided, however, that during the first year after the effective date, the Company may only terminate the Services Agreement for cause. Either DermaVentures or RMS may terminate the Services Agreement at any time with or without cause upon 30 days prior written notice to the Company, at which time the Company’s membership interest in DermaVentures shall be reduced to 10% unless the Company agrees to bear the costs for any necessary replacement management services thereafter.

During the year ended December 31, 2007, the Company sold $64,400 of peptides to DermaVentures. The inventory sold in this transaction had zero cost as it was written down to its estimated net realizable value in the second quarter of 2006.

Note 9.    Interests in Affiliates

As of December 31, 2007, the Company owned 25% of DermaVentures’ outstanding membership units. The Company’s membership interest in DermaVentures, a variable interest entity, is accounted for using the equity method because the Company is not the primary beneficiary. The Company contributed no capital to DermaVentures. The Company’s membership interest in DermaVentures was received in exchange for a commitment to provide future services (see Note 8 for discussion of related Services Agreement). There were no earnings recognized by the Company in 2007 related to its membership interest in DermaVentures because DermaVentures incurred a net loss and the Company is not required to fund DermaVentures’ losses. The carrying value of the Company’s membership interest in DermaVentures was zero at inception and at December 31, 2007. The Company’s exposure to loss as a result of its involvement with DermaVentures is limited to the cost of the services the Company is required to provide under the Services Agreement.

Summary unaudited financial information of DermaVentures as of December 31, 2007 and for the period from inception (April 13, 2007) through December 31, 2007 is as follows:

Total assets	$822,920	Net operating revenues	$15,943
Total liabilities	18,017	Net operating expenses	436,290
		Net loss	402,730

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.    Employment Agreements

As of December 31, 2007, the Company had employment contracts with four executive officers.

The Company entered into an employment contract and subsequent amendments with R. Stephen Beatty as President and Chief Executive Officer, commencing July 1, 2003. Pursuant to the agreement, Mr. Beatty receives an annual base salary in the amount of $340,000 and was granted an option to purchase up to 324,000 shares of common stock at $1.00 per share, which option is now fully vested and expires on June 30, 2013. Pursuant to the agreement, he was also issued a warrant to purchase up to 60,000 shares of common stock at $0.25 per share, which he has since exercised in full. Upon termination of the employment relationship by the Company without cause or by Mr. Beatty with good reason (each as defined in the employment agreement), the Company is obligated to pay to Mr. Beatty any unpaid annual base salary, any amount due but not paid under any of our incentive compensation plans, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of the employment relationship, and monthly severance payments equivalent to six (6) months’ base salary. If Mr. Beatty obtains other employment during the period when he is entitled to receive severance payments, the monthly payments shall be reduced by 50% of the monthly compensation received from such other employment.

The Company entered into an employment agreement and subsequent amendments with Dr. Timothy Falla, its Chief Scientific Officer, commencing July 1, 2003. Pursuant to the agreement, Dr. Falla receives an annual base salary in the amount of $240,000 and was granted an option to purchase up to 180,000 shares of common stock at $1.00 per share, which option is now fully vested and expires on June 30, 2013. Pursuant to the agreement, he was also issued a warrant to purchase up to 50,000 shares of common stock at $0.25 per share, exercisable so long as Dr. Falla is an employee of the Company. Upon termination of the employment relationship by the Company without cause or by Dr. Falla for good reason (each as defined in the employment agreement), the Company is obligated to pay to Dr. Falla any unpaid annual base salary, any amount due but not paid under any of our incentive compensation plans, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of employment, and monthly severance payments equivalent to six (6) months’ base salary. If Dr. Falla obtains other employment during the period when he is entitled to receive severance payments, the monthly payments shall be reduced by 50% of the monthly compensation received from such other employment.

The Company entered into an employment letter agreement and a subsequent amendment with David Kirske, its Vice President and Chief Financial Officer, commencing July 1, 2004. Pursuant to the agreement, Mr. Kirske receives an annual base salary in the amount of $180,000 and was granted an option to purchase up to 180,000 shares of common stock at $1.80 per share, which option is now fully vested and expires on August 12, 2014. Upon termination of the employment relationship by the Company without cause or by Mr. Kirske with good reason (each as defined in the employment letter agreement), the Company is obligated to pay to Mr. Kirske any unpaid annual base salary, any amount due but not paid under any of our incentive compensation plans, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of employment, and monthly severance payments equivalent to six (6) months’ base salary. If Mr. Kirske obtains other employment during the period when he is entitled to receive severance payments, the monthly payments shall be reduced by 50% of the monthly compensation received from such other employment.

The Company entered into an employment letter agreement and a subsequent amendment with Robin Carmichael, its Vice President of Marketing and Business Development, commencing October 31, 2007. Pursuant to the agreement, Ms. Carmichael receives an annual base salary in the amount of $200,000 and was granted an option to purchase up to 150,000 shares of common stock at $0.50 per share, which option vests at the rate of 33.33% after one year and 2.78% per month thereafter and expires on November 15, 2017. Ms. Carmichael is also eligible, pursuant to this agreement, to receive an option purchase up to an additional 100,000 shares of common stock upon the achievement by the Company of certain revenue targets in 2008.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Those revenue targets were not deemed probable of achievement as of December 31, 2007. Upon termination of the employment relationship by the Company without cause or by Ms. Carmichael with good reason (each as defined in the employment letter agreement), the Company is obligated to pay to Ms. Carmichael any unpaid annual base salary, any amount due but not paid under any of our incentive compensation plans, earned but unused vacation and bonuses due, if any, for services already performed to the effective date of termination of employment, and monthly severance payments equivalent to six (6) months’ base salary. If Ms. Carmichael obtains other employment during the period when she is entitled to receive severance payments, the monthly payments shall be reduced by 50% of the monthly compensation received from such other employment.

Note 11.    Commitments and Contingencies

Leases

The Company leases office and laboratory space under an operating lease expiring in November 2009 which includes an option to extend the term of the lease for three years. Rent expense including operating costs for the years ended December 31, 2007, 2006 and 2005 was $108,521, $67,475 and $59,253, respectively. This lease agreement provides for scheduled rent increases over the lease term. Minimum rental expenses are recognized on a straight-line basis over the term of the lease. The following is a schedule of future annual minimum lease payments under the lease obligations as of December 31, 2007:

2008	$75,139
2009	$70,763

Total	$145,902

Purchase Commitments

In August of 2007, the Company entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of December 31, 2007, the Company had placed orders totaling $54,636 under this agreement.

Note 12.    License Agreements

The Company entered into a License Agreement (the UBC License) with the University of British Columbia (UBC) commencing October 1, 2001, (the Commencement Date), whereby UBC granted to the Company an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The UBC License terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the License, unless terminated earlier in accordance with the terms of the License. Dr. Robert E.W. Hancock, Ph.D., a member of the Company’s Scientific Advisory Board, is the lead investigator and inventor of the UBC patents and patent applications. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The UBC License extends to the Company’s affiliates. In exchange for the exclusive, worldwide license granted under the UBC License, the Company agreed to pay UBC a royalty of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company agreed to pay graduated minimum annual royalties of $10,000 upon the 5th anniversary, $20,000 upon the 6th anniversary, and $25,000 upon the 7th and all subsequent anniversaries of the Commencement Date. As called for by the UBC License, the Company has issued to UBC or its assigns 97,500 shares of the Company’s common stock, options to purchase up to 152,500 common shares at $1.50 per share, and $61,391 in cash, such cash payment constituting reimbursement of UBC for expenses related to the licensed patents. The options have a term of ten years and were fully vested upon grant. The agreement also

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

requires the Company to reimburse UBC for all further costs incurred with respect to the patents, including maintenance fees. The Company paid UBC minimum royalties of $20,000, $10,000 and $10,000 for 2007, 2006 and 2005, respectively.

On August 16, 2007, the Company entered into a License Agreement (the Goldschmidt Agreement) with Goldschmidt GmbH, a wholly-owned subsidiary of Evonik GmbH. Pursuant to the Goldschmidt Agreement, the Company granted to Goldschmidt an exclusive license under certain Company patent applications and related rights and technology to, among other things, make and sell formulations for use as ingredients in final products in the cosmetic and non-prescription-drug fields of use. The term of the Goldschmidt Agreement extends until the expiration of the last-to-expire patent issued under the licensed patent rights, subject to certain termination rights of each party. In consideration for the license, Goldschmidt agreed to make specified upfront payments (subject to certain conditions) and to pay specified royalties on its sales of formulations under the Goldschmidt Agreement. As of December 31, 2007, the Company has recorded deferred revenue of $130,000 related to upfront payments under the Goldschmidt Agreement. This amount will be recognized in revenue when the related conditions have been satisfied.

On September 12, 2007, the Company entered into a First Amended and Restated License Agreement (the Grant Amended Agreement) with Grant Industries, Inc., which amends and restates the Non-Exclusive License Agreement between the parties dated December 12, 2006. Among other things, the amendments included in the Grant Amended Agreement render the license thereunder to a certain Company peptide exclusive, add an additional Company peptide to the scope of the license grant thereunder, also on an exclusive basis, and expand the scope of the licensed territory to include certain countries in Asia.

Note 13.    Condensed Quarterly Financial Data (unaudited)

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
Net revenue	$58,422	$140,654	$159,368	$105,497	$18,026	$30,073	$18,841	$4,000
Operating expenses	893,314	997,294	1,083,597	1,008,315	854,756	1,235,775	909,402	973,941
Loss from operations	(834,892)	(856,640)	(924,229)	(902,818)	(836,730)	(1,205,702)	(890,561)	(969,941)
Other income, net	22,403	25,478	24,461	12,233	14,461	21,183	20,054	18,910

Net loss	$(812,489)	$(831,162)	$(899,768)	$(890,585)	$(822,269)	$(1,184,519)	$(870,507)	$(951,031)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.04)	$(0.03)	$(0.04)	$(0.05)	$(0.04)	$(0.04)

Weighted average shares outstanding	23,569,902	25,653,512	25,653,512	25,653,512	20,982,058	22,788,514	22,788,514	22,788,514

Note 14.    Subsequent Events

In January 2008, the Company entered into a manufacturing and supply agreement with Peptisyntha, Inc. (Peptisyntha), pursuant to which Peptisyntha agreed to manufacture and supply to the Company or its licensees certain peptides at specified prices. The agreement has an initial term of two years. As of the filing date of this Annual Report, the Company has not made any purchases or entered into any purchase commitments under this agreement.

In February 2008, the Company issued to RBFSC, Inc. (RBFSC), a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum. All unpaid principal balance and accrued interest are due on the earlier of February 14, 2010, or upon an event of default under the Note, including in the event that the Company files for bankruptcy. In the event that the Company closes an equity financing (Equity Financing) on or before June 29, 2008, in which the Company sells shares of its equity securities for an aggregate amount of at least $5.0 million, the unpaid balance of the Note and related accrued interest will automatically convert into the equity securities issued in the Equity Financing, at the price

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of such equity securities issued in the Equity Financing. In the event the Company does not consummate an Equity Financing on or before June 29, 2008, the unpaid balance of the Note and related accrued interest may be converted, at the option of the holder, into common shares at a price equal to eighty percent (80%) of the average per share closing price of the Company’s common stock during the preceding 90-day period, and the Company shall issue to RBFSC a warrant to purchase that number of shares of its common stock equal to 20% of the principal amount of the Note divided by the per share closing sale price of the Company’s common stock on the date of issuance. The president and director of RBFSC is Frank T. Nickell, who beneficially owned approximately 29.3% of the Company’s outstanding common stock as of March 19, 2007. The debt issuance costs of approximately $4,800 will be included in other long-term assets and amortized using the effective interest method.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated by reference to the section captioned “Proposal No. 1 — Election of Directors” in the Proxy Statement for our 2008 Annual Meeting of Stockholders.

The remaining information required by this item is set forth in Part I of this report under Item 1, “Business — Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement for our 2008 Annual Meeting of Stockholders.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table lists our equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance as of December 31, 2007:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,978,528	$1.22	2,376,472
Equity compensation plans not approved by security holders (1)	2,700,544	$1.38	—

Total	5,679,072	$1.30	2,376,472

(1)	Consists of warrants to purchase common stock issued to certain employees and consultants in connection with services rendered and to certain shareholders in connection with financing activities.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm” of the Proxy Statement for our 2008 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Description and Location
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)
3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)
3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)
4.1	Rights Agreement dated August 21, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)
4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)
10.1	Helix BioMedix, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)
10.2	Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and R. Stephen Beatty (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)
10.2(a)	Amendment to Employment Agreement dated December 10, 2003 between the Company and R. Stephen Beatty (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)
10.2(b)	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and R. Stephen Beatty (incorporated by reference to Exhibit 10.9(a) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 9, 2006)
10.2(c)	Third Amendment to Employment Agreement dated effective as of June 15, 2007 between the Company and R. Stephen Beatty (incorporated by reference to Exhibit 10.9(b) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 8, 2007)
10.3	Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and Timothy Falla (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)
10.3(a)	Amendment to Employment Agreement dated December 10, 2003 between the Company and Timothy Falla (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

Exhibit No.	Description and Location
10.3(b)	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and Timothy Falla (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 9, 2006)
10.3(c)	Third Amendment to Employment Agreement dated effective as of June 15, 2007 between the Company and Timothy Falla (incorporated by reference to Exhibit 10.8(b) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 8, 2007)
10.4	Employment Letter Agreement dated June 30, 2004 between the Company and David H. Kirske (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 12, 2004)
10.4(a)	First Amendment to Employment Letter Agreement dated effective as of June 15, 2007 between the Company and David H. Kirske (incorporated by reference to Exhibit 10.10(a) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 8, 2007)
10.5	Employment Letter Agreement dated October 8, 2007 between the Company and Robin L. Carmichael (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 8, 2007)
10.5(a)	First Amendment to Employment Letter Agreement dated effective as of November 15, 2007 between the Company and Robin L. Carmichael
10.6	Employment Letter Agreement August 12, 2004 between the Company and David Drajeske dated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10- QSB filed with the Securities and Exchange Commission on November 12, 2004)
10.7	Separation Agreement and Release dated October 12, 2006 between the Company and David Drajeske (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 9, 2006)
10.8	Employment Letter Agreement dated effective as of October 1, 2006 between the Company and Lori Bush (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 9, 2006)
10.9	University of British Columbia License Agreement dated October 1, 2001 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002)
10.10	Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002)
10.10(a)	First Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated December 6, 2005 (incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2006)
10.10(b)	Second Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated October 4, 2006 (incorporated by reference to Exhibit 10.17b to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2007)
10.11*	Joint Marketing Agreement between the Company and Body Blue Inc. dated November 2, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005)
10.11(a)*	First Amendment to Joint Marketing Agreement between the Company and Body Blue Inc. dated February 13, 2006 (incorporated by reference to Exhibit 10.21(a) to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2006)

Exhibit No.	Description and Location
10.12*	Non-Exclusive License Agreement dated December 12, 2006 between the Company and Grant Industries, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2007)
10.12(a)*	First Amended and Restated License Agreement dated September 12, 2007 between the Company and Grant Industries, Inc. (incorporated by reference to Exhibit 10.24(a) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 8, 2007)
10.13*	License Agreement dated effective as of April 18, 2007 between the Company and DermaVentures, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2007)
10.14	Management Services Agreement dated effective as of April 18, 2007 between the Company, DermaVentures, LLC and RMS Group, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2007)
10.15*	License Agreement dated August 16, 2007 between the Company and Goldschmidt GmbH (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 8, 2007)
23.1	Consent of KPMG LLP
31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX BIOMEDIX, INC.

    (Registrant)

By:	/s/ R. Stephen Beatty	By:	/s/ David H. Kirske
	R. Stephen Beatty President and Chief Executive Officer (Principal Executive Officer)		David H. Kirske Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 20, 2008		Date: March 20, 2008

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

Signature	Title	Date

/s/ R. STEPHEN BEATTY	President, Chief Executive Officer	March 20, 2008
R. Stephen Beatty	and Director

/s/ RANDALL L-W. CAUDILL, PH.D.	Director	March 20, 2008
Randall L-W. Caudill, Ph.D.

/s/ JACK CLIFFORD	Director	March 20, 2008
Jack Clifford

/s/ RICHARD M. COHEN	Director	March 20, 2008
Richard M. Cohen

/s/ JOHN C. FIDDES, PH.D.	Director	March 20, 2008
John C. Fiddes, Ph.D.

/s/ JEFFREY A. MILLER, PH.D.	Director	March 20, 2008
Jeffrey A. Miller, Ph.D.

/s/ DAVID O’CONNOR	Director	March 20, 2008
David O’Connor

/s/ BARRY L. SEIDMAN	Director	March 20, 2008
Barry L. Seidman

/s/ DANIEL O. WILDS	Director	March 20, 2008
Daniel O. Wilds

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of the registrant. The registrant’s annual report and proxy soliciting material will be furnished to security holders in connection with the registrant’s 2008 annual meeting of stockholders, and such material will be furnished to the Securities and Exchange Commission when it is sent to security holders.