Form 10-Q
period 2008-03-31
HELIX BIOMEDIX INC
filed 2008-05-15
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 8, 2008, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,164,994	$461,290
Marketable securities, current	—	700,000
Accounts receivable, net	102,091	83,915
Inventory	50,513	65,279
Prepaid expenses and other current assets	138,130	144,074

Total current assets	3,455,728	1,454,558
Marketable securities, non-current	170,000	—
Deposits	8,522	8,522
Property and equipment, net	118,257	126,509
Intangible assets, net	412,763	432,482

Total assets	$4,165,270	$2,022,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$96,724	$95,071
Accrued compensation and benefits	84,562	63,813
Accrued expenses	78,894	60,269
Deferred revenue	—	130,000
Derivative liabilities, including related party	1,514,225	—

Total current liabilities	1,774,405	349,153
Deferred rent	2,211	2,205
Convertible note payable, related party, less unamortized discount of $558,420	3,191,580	—
Accrued interest on convertible note payable, related party	30,247	—

Total liabilities	4,998,443	351,358
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at March 31, 2008, and December 31, 2007	25,654	25,654
Additional paid-in capital	27,983,084	29,211,972
Accumulated deficit	(28,841,911)	(27,566,913)

Total stockholders’ equity (deficit)	(833,173)	1,670,713

Total liabilities and stockholders’ equity (deficit)	$4,165,270	$2,022,071

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue:
Licensing and development fees	$147,062	$29,494
Peptide sales	93,308	28,928

Total revenue	240,370	58,422
Operating expenses:
Cost of peptide sales	69,384	—
Other cost of revenue	38,781	—
Research and development	195,177	205,497
Marketing and business development	114,687	104,211
General and administrative	433,369	390,707
Accounting, legal and professional fees	160,815	148,477
Depreciation and amortization	35,049	44,422

Total operating expenses	1,047,262	893,314

Loss from operations	(806,892)	(834,892)
Other income (expense):
Interest income	18,790	22,403
Interest expense on convertible note payable, related party	(30,578)	—
Accretion of discount on convertible note payable, related party, net	(285,415)	—
Change in value of derivative instruments, including related party, net	(140,903)	—
Unrealized loss on marketable securities	(30,000)	—

Other income (expense), net	(468,106)	22,403
Net loss	$(1,274,998)	$(812,489)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Weighted average shares outstanding	25,653,512	23,569,902

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2007 and for the Three Months Ended March 31, 2008

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2006	22,788,514	$22,788	$26,908,198	$(24,132,909)	$2,798,077
Proceeds from 2007 private placement, net	2,864,998	2,866	2,140,492	—	2,143,358
Stock-based compensation	—	—	163,282	—	163,282
Net loss for the year	—	—	—	(3,434,004)	(3,434,004)

Balance at December 31, 2007	25,653,512	25,654	29,211,972	(27,566,913)	1,670,713
Stock-based compensation	—	—	26,429	—	26,429
Reclassification of warrants and options from equity to derivative liabilities	—	—	(1,255,317)	—	(1,255,317)
Net loss	—	—	—	(1,274,998)	(1,274,998)

Balance at March 31, 2008	25,653,512	$25,654	$27,983,084	$(28,841,911)	$(833,173)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(1,274,998)	$(812,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,049	44,422
Stock-based compensation expense	26,429	21,458
Interest expense on convertible note payable, related party	30,578	—
Accretion of discount on convertible note payable, related party	285,415	—
Change in valuation of derivative instruments, including related party, net	140,903	—
Unrealized loss on marketable securities	30,000	—
Changes in assets and liabilities:
Accounts receivable	(18,176)	(34,047)
Inventory	14,766	—
Prepaid expenses and other current assets	35,043	9,217
Deposits	—	(4,311)
Accounts payable	1,653	10,872
Accrued compensation and benefits	20,749	(54,452)
Accrued expenses	18,631	76,108
Deferred revenue	(130,000)	(10,000)

Net cash used in operating activities	(783,958)	(753,222)

Cash flows from investing activities
Purchases of marketable securities	—	(350,000)
Proceeds from sales of marketable securities	500,000	330,000
Purchase of property and equipment	(7,078)	(1,752)

Net cash provided by (used in) investing activities	492,922	(21,752)

Cash flows from financing activities
Proceeds from issuance of convertible note payable, related party	3,000,000	—
Financing costs related to convertible note payable, related party	(5,260)	—
Proceeds from issuance of common stock and warrants, net	—	2,143,358

Net cash provided by financing activities	2,994,740	2,143,358

Net increase in cash and cash equivalents	2,703,704	1,368,384
Cash and cash equivalents at beginning of period	461,290	1,276,901

Cash and cash equivalents at end of period	$3,164,994	$2,645,285

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited condensed financial statements of Helix BioMedix, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the SEC rules and regulations for quarterly reporting. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2008.

Use of Estimates

The preparation of the Company’s financial statements in conformity with the United States generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of investments, property, plant and equipment, and intangibles; valuation allowances for receivables, inventories and deferred income tax assets; and valuation of stock-based compensation and obligations related to outstanding warrants and options classified as derivative liabilities and measured through earnings at each reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2008.

Reclassification

Reclassifications of prior years’ balances have been made to conform to the current format.

In the Condensed Statements of Operations, the reclassifications include (1) consulting fees being included in general and administrative expenses as they were not significant for the periods presented and (2) marketing and business development expenses being separated from general and administrative expenses. These reclassifications had no impact on the financial results in the periods presented.

Valuation of Warrants and Non-Employee Stock Options Accounted for as Derivative Liabilities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and Emerging Issues Task Force Issue (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), the Company is required to classify the fair value of warrants and non-employee stock options as derivative liabilities as there is the potential that the Company will have an insufficient number of authorized common shares available to settle these instruments as a result of the issuance of the convertible note payable on February 14, 2008 to a related party and the potential contractual obligation to grant the associated warrant (See Note 2).

The Company values these warrants and options using a Black-Scholes model and uses estimates for an expected dividend yield, a risk-free interest rate, and expected volatility (see Note 6). At each reporting period, as long as the warrants and non-employee stock options are outstanding and there is the potential for an insufficient number of authorized shares available to settle these instruments, the warrants and options will be revalued and any difference from the previous valuation date will be recognized as a change in fair value in the Company’s statement of operations.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Valuation of Warrant Related to Convertible Note Payable, Related Party

In accordance with SFAS 133 and EITF 00-19, the Company is required to classify the fair value of the warrant that may be granted in connection with the convertible note payable to related party as a derivative liability as there is the potential that the Company will have an insufficient number of authorized common shares available to settle this instrument.

The Company values this warrant using a Black-Scholes model and uses estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the warrant. At each reporting period, as long as the warrant is potentially issuable, or is outstanding, and there is the potential for an insufficient number of authorized shares available to settle the warrant, the warrant will be revalued and any difference from the previous valuation date will be recognized as a change in fair value in the Company’s statement of operations.

Valuation of Derivative Asset Related to Convertible Note Payable, Related Party

In accordance with SFAS 133, the Company is required to separately account for the fair value of the Company’s right to call the convertible note payable, related party and automatically convert it to equity at the price of equity securities issued in the sale of shares of its equity securities that raises an aggregate amount of at least $5.0 million on or before June 29, 2008 (See Note 2).

The Company values the call option using a Black-Scholes model and uses estimates for an expected dividend yield, a risk-free interest rate, and expected asset-based volatility, together with management’s estimate of the probability of exercise of the call option. At each reporting period, as long as the call option is outstanding, the call option will be revalued and any difference from the previous valuation date will be recognized as a change in fair value in the Company’s statement of operations. The right associated with the call option expires on June 29, 2008 if unexercised.

Recent Accounting Pronouncements

There have been no significant changes during the three months ended March 31, 2008 in recent accounting pronouncements other than as described in Note 4 that have a material impact on the Company’s results of operations and financial position from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company implemented SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” and EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” effective January 1, 2008, the implementation of which did not have an impact on the Company’s financial statements.

Note 2. Related Party Transaction

On February 14, 2008, the Company issued to RBFSC, Inc. (RBFSC), a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum. The principal balance and accrued interest are due on the earlier of February 14, 2010, or upon an event of default under the Note, including in the event that the Company files for bankruptcy. In the event that the Company closes an equity financing on or before June 29, 2008 (Equity Financing), in which the Company sells shares of its equity securities for an aggregate amount of at least $5.0 million, the unpaid balance of the Note and related accrued interest will automatically convert into the equity securities issued in the Equity Financing, at the price of such equity securities issued in the Equity Financing. In the event the Company does not consummate an Equity Financing on or before June 29, 2008, the unpaid balance of the Note and related accrued interest may be converted, at the option of the holder, into common shares at a price equal to 80% of the average per share closing price of the Company’s common stock during the preceding 90-day period, and the Company shall issue to RBFSC a warrant to purchase that number of shares of its common stock equal to $750,000 divided by the per share closing sale price of the Company’s common stock on the date of issuance. The president and director of RBFSC is Frank T. Nickell, who beneficially owned approximately 26.1% of the Company’s outstanding common stock as of March 19, 2008. The debt issuance costs of $5,260 are included in other current assets and are being amortized using the effective interest method.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Due to the indeterminate number of common shares which might be issued under the embedded conversion feature and the warrant related to the Note, the Company has recorded the value of the warrant related to the Note as a derivative liability at its fair value in accordance with SFAS 133 and EITF 00-19, as there is a potential that the Company would have an insufficient number of authorized shares to settle these obligations. In addition, the Company must re-measure the fair value of this derivative liability at the end of each reporting period. The Company estimated the fair value of the warrant associated with the Note to be $280,347 at February 14, 2008. As of March 31, 2008, the Company estimated the fair value of this derivative liability had increased to $503,122, and as a result, recognized the change in value of $222,775 in its statement of operations. The contingently issuable warrant associated with the Note has a five-year term from June 30, 2008. The fair value of this warrant was determined by applying management’s estimate of the probability of issuance of the warrant together with the Black-Scholes option pricing model with the following key assumptions:

	February 14, 2008	March 31, 2008
Risk-free interest rate	2.81%	2.46%
Expected dividend yield	0	0
Expected term in years	5.00	5.00
Expected volatility	98%	98%

The Note also includes embedded features in the form of a call option and put option that are required to be separately accounted for at fair value on the balance sheet and with changes in value in the statement of operations under SFAS 133 as the features are not clearly and closely related to the convertible note debt instrument. The embedded put option, which gives the holder the right to demand repayment in the case of default, was determined by management to have no material value at February 14, 2008 or March 31, 2008, based on an analysis of the rights this feature contains and the likelihood of its exercise. The embedded call option gives the Company the right to call the Note and automatically convert it into the equity securities issued in the Equity Financing. The Company estimated the fair value of the call option associated with the Note to be $186,512 at February 14, 2008. As of March 31, 2008, the Company estimated the fair value of this derivative asset had decreased to $24,170, and as a result, recognized the change in value of $162,342 in its statement of operations. The fair value of this derivative asset, included in other current assets, was determined by applying management’s estimate of the probability of the Company’s exercising the call option together with the Black-Scholes option pricing model with the following key assumptions:

	February 14, 2008	March 31, 2008
Risk-free interest rate	2.26%	1.32%
Expected dividend yield	0	0
Expected term in years	0.37	0.25
Expected volatility	79%	79%

The Company accounts for the Note in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), as the conversion feature embedded in the Note results in the holder receiving a fixed monetary value through the receipt of a variable number of the Company’s common shares. The Company determined the value of the Note at February 14, 2008 to be $2,906,165, which represented the gross proceeds from the debt financing less the fair value of the warrant associated with the Note, offset by the fair value of the call option held by the Company. The Note is being accreted from its carrying value of $2,906,165 at February 14, 2008 to its settlement amount of $3,750,000 at June 29, 2008, the first possible settlement date, through the statement of operations using the effective interest method. As of March 31, 2008, an expense of $285,415 has been recorded as accretion of discount on convertible note payable, related party, thereby increasing the carrying value of the Note to $3,191,580.

For the three months ended March 31, 2008, interest expense resulting from the stated interest rate related to the Note was $30,578. The effective interest rate related to the Note for the period from the issuance date through June 29, 2008, including accretion of discount, is 24.9%.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Marketable Securities

At December 31, 2007, the Company had $700,000 of investment in auction rate securities (ARS), classified as current available-for-sale marketable securities. These securities are structured to allow for interest rate resets at approximately every 28 days, but with contractual maturities that are well in excess of ten years. Historically, the carrying value of ARS approximated fair value due to the frequent interest rate resets. Until early February 2008, the ARS market was fairly liquid and the Company was able to auction to sell these securities at par at the end of each reset period or continue to hold them. During the first two months of 2008, the Company liquidated $500,000 of its investment in ARS at par and held the proceeds in cash and cash equivalents. Of the remaining ARS held by the Company, an aggregate of $100,000 (par value) was issued by state agencies and is supported by student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP). The remaining $100,000 (par value) of the Company’s ARS was issued by municipalities and repayment is insured by MBIA Insurance Corporation, a bond insurance company. The Company’s ARS are rated by the major independent rating agencies as AAA investments.

During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. Since March 2008, the Company’s ARS have experienced failed auctions. The Company concluded that the fair value of these ARS at March 31, 2008 was $170,000, a decline of $30,000 from par value. The Company considered this decline in fair value as other than temporary and, accordingly, has recorded an unrealized loss on marketable securities of $30,000 in other non-operating expense in the first quarter of 2008. Further, in the event that the Company needs to access this $170,000 of its investments in ARS, the Company may not be able to do so without a loss of principal until (1) a future auction of these securities is successful, (2) the Company is able to sell the securities in a secondary market, or (3) the issuer calls the securities pursuant to a mandatory tender or redemption prior to maturity. As such, the Company’s investment in ARS currently lacks short-term liquidity and was therefore reclassified as non-current marketable securities as of March 31, 2008. The Company will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will stabilize.

Note 4. Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), except with respect to non-financial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” This statement defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP FAS 157-2 was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Quoted prices in active markets for identical securities;

•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities); and

•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining fair value of investments).

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities, non-current (Note 3)	—	—	$170,000	$170,000
Derivative asset related to convertible note payable, related party (Note 2)			24,170	24,170

	—	—	$194,170	$194,170

Liabilities
Derivative liability related to convertible note payable, related party (Note 2)			$503,122	$503,122
Derivative liability related to outstanding warrants and non-employee options (Note 6)			1,011,103	1,011,103

			$1,514,225	$1,514,225

At March 31, 2008, there was insufficient observable ARS market information available for the Company to determine the fair value of its investment using level 1 or level 2 inputs. Therefore, the Company’s management estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. These assumptions included credit quality, estimates on the probability of the issue being called prior to final maturity, the liquidity of the securities and indications of value from reports of developing secondary markets.

The following is a reconciliation of the activities of the ARS during the three months ended March 31, 2008:

Fair value estimates for ARS using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$700,000
Sales of ARS at par value	(500,000)
Change in fair value recorded in condensed statements of operations	(30,000)

Balance at March 31, 2008	$170,000

The Company estimated the fair value of its derivative instruments using the Black-Scholes pricing model with the key assumptions summarized in Notes 2 and 6. The following is a reconciliation of the activities of the derivative liabilities during the three months ended March 31, 2008:

Fair value estimates for derivative liabilities using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$—
Reclassification of outstanding warrants and options from equity to derivative liabilities at February 14, 2008	1,255,317
Derivative liabilities related to issuance of convertible note payable, related party	280,347
Change in fair value recorded in condensed statements of operations, net	(21,439)

Balance at March 31, 2008	$1,514,225

The following is a reconciliation of the activities of the derivative asset during the three months ended March 31, 2008:

Fair value estimates for derivative asset using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$—
Derivative asset related to issuance of convertible note payable, related party	186,512
Change in fair value recorded in condensed statements of operations	(162,342)

Balance at March 31, 2008	$24,170

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Stock-Based Compensation

Stock-Based Compensation

The amount of stock-based compensation expense recognized in the three months ended March 31, 2008 and 2007 related to stock options was $26,429 and $21,458, respectively.

A summary of the Company’s stock compensation expense for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Research and development	$—	$2,990
Marketing and business development	5,060	14,942
General and administrative	21,369	3,526

Total stock-based compensation	$26,429	$21,458

In determining the fair value of stock options granted during the quarter ended March 31, 2008 and 2007, the following key assumptions were used in the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.9%	4.6%
Expected dividend yield	0	0
Expected term in years	5.50	6.25
Expected volatility	100%	100%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended March 31, 2008, expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option, and other factors, including peer company data. The Company determines the expected term by using the simplified method in accordance with Staff Accounting Bulletin (SAB) 107, as amended by SAB 110, as the mid-point between the vesting period and the contractual term. The Company will continue to use the simplified method until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R, “Share-Based Payment”, also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior.

Stock Option Plan

The Helix BioMedix 2000 Stock Option Plan (the 2000 Plan) provides for the issuance of incentive and non-qualified stock options to employees, directors, officers, and consultants and is administered by non-employee directors. The 2000 Plan specifically provides the Company with the ability to repurchase, upon termination of an optionee’s employment, up to 10,000 shares acquired by the optionee through the exercise of options granted thereunder at the then-current fair market value of such shares.

Stock options to purchase the Company’s common stock are granted at the fair market value on the date of grant. Options generally become exercisable beginning one year from the date of grant and expire 10 years from the date of grant. Options granted to non-employee directors are typically non-qualified stock options with a vesting period ranging from immediately upon grant to quarterly over one year. Stock options granted to employees are typically incentive stock options and vest at the rate of 33.33% after one year and 2.78% per month thereafter.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During each of the three months ended March 31, 2008 and 2007, the Company granted to non-employee directors an aggregate of 120,000 options with an average fair value of $0.62 per share for both periods. There were no employee stock options granted during the first quarter of 2008 or 2007.

A summary of the Company’s stock option activity for the three months ended March 31, 2008 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	2,978,528	$1.22	5.27	$—
Granted	120,000	$0.80	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(83,334)	$0.75	—	—

Outstanding, March 31, 2008	3,015,194	$1.22	5.36	$47,500

Exercisable, March 31, 2008	2,588,249	$1.32	4.66	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.69 on March 31, 2008, which would have been received by the optionees had all of the options with exercise prices less than $0.69 been exercised on that date. As of March 31, 2008, total unrecognized stock-based compensation related to non-vested stock options was approximately $186,500, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

The Company has a policy of issuing new shares to satisfy share option exercises.

The Company has reserved 5,355,000 shares of common stock for issuance pursuant to the 2000 Plan. As of March 31, 2008, 2,339,806 shares remained available for grants. Additional information regarding options outstanding as of March 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.50 - $0.85	815,500	7.84	$0.68	395,500	$0.76
$1.00 - $1.00	799,000	4.91	$1.00	799,000	$1.00
$1.20 - $1.80	1,241,250	4.15	$1.63	1,234,305	$1.63
$1.85 - $2.00	159,444	4.42	$1.89	159,444	$1.89

$0.50 - $2.00	3,015,194	5.36	$1.22	2,588,249	$1.32

Note 6. Stockholders’ Equity

Warrants and Non-Employee Options

As of December 31, 2007, the Company had 2,700,544 warrants with exercise prices ranging from $0.25 to $6.00 and 330,000 non-employee options with exercise prices ranging from $1.50 to $2.00 outstanding. There were no changes in outstanding warrants or non-employee options during the three months ended March 31, 2008.

Reclassification of Warrants and Non-Employee Stock Options

The Company’s debt financing, as discussed in Note 2 – Related Party Transaction, included a conversion feature and issuable warrant which created the potential for the Company to have an insufficient number of authorized common shares available to settle these instruments. As a result, the Company was required to reclassify, at fair value on February 14, 2008, all warrants and options subject to the provisions of EITF 00-19 from equity to derivative liabilities at fair value. Awards not subject to EITF 00-19 include grants to employees, officers and non- employee directors for board service as long as these grants have not been modified. The Company estimated the fair value of these outstanding warrants and options to be $1,255,317 and $1,011,103 at February 14, 2008 and March 31, 2008, respectively.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In determining the fair value of these warrants and non-employee stock options, the following key assumptions were used in the Black-Scholes option pricing model:

	February 14, 2008	March 31, 2008
Warrants
Risk-free interest rate	1.9% - 2.8%	1.6% - 2.5%
Expected dividend yield	0	0
Expected term in years	1.14 - 5.29	1.02 - 5.25
Expected volatility	98% - 115%	98% - 115%
Non-Employee Stock Options
Risk-free interest rate	2.1% - 2.3%	1.6% - 2.0%
Expected dividend yield	0	0
Expected term in years	1.50 – 3.63	1.37 – 3.50
Expected volatility	102% - 115%	103% - 115%

At each reporting period, as long as the warrants and non-employee options are outstanding and there is the potential for an insufficient number of authorized shares available to settle these instruments, the outstanding warrants and non-employee options will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of derivative liabilities, and charged or credited to the statement of operations in accordance with SFAS 133 and EITF 00-19. From February 14, 2008 to March 31, 2008, the fair value of these derivative liabilities decreased by $244,214.

Equity Financing

On March 5, 2007, the Company closed a private equity financing, receiving cash of $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock. In a second closing held on March 26, 2007, the Company received cash of $148,750 in exchange for 198,332 shares of $0.001 par value common stock.

The net proceeds of these offerings were used to continue research and development efforts, to fund the out-licensing initiatives for the Company’s peptides and for general corporate purposes.

Note 7. Loss per Share

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

	Three months ended March 31,
	2008	2007
Weighted average outstanding options	2,967,831	2,932,638
Weighted average outstanding warrants	2,700,544	2,700,544

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
Machinery and equipment	$547,514	$546,496
Furniture and fixtures	54,546	48,486
Leasehold improvements	43,993	43,993

	646,053	638,975
Less accumulated depreciation	(527,796)	(512,466)

Property and equipment, net	$118,257	$126,509

Aggregate depreciation expense for property and equipment during the three months ended March 31, 2008 and 2007 was $15,330 and $24,702, respectively.

Note 9. Intangible Assets

Identifiable intangible assets consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(705,116)	(685,397)

Intangible assets, net	$412,763	$432,482

Amortization expense for intangible assets during the three months ended March 31, 2008 and 2007 was $19,719 and $19,720, respectively.

Note 10. Liquidity and Capital Resources

The Company incurred a net loss of $1,274,998 for the three months ended March 31, 2008, and cash used in operations of $783,958. Cash provided by investing activities of $492,922 for the three months ended March 31, 2008, primarily represented the proceeds from sales of auction rate securities, partially offset by the acquisition of assets. Cash flow from financing activities was $2,994,740 for the three months ended March 31, 2008, which reflects the net proceeds from the Company’s issuance of a convertible note. (See Note 2 – Related Party Transaction).

At March 31, 2008, the Company had $3,164,994 in cash and cash equivalents, and $170,000 in non-current marketable securities, as discussed in Note 3. The Company estimates that its cash and cash equivalents will be sufficient to fund its operations at planned levels for the remainder of 2008.

The Company plans to raise substantial additional capital in order to maintain the current level of operations beyond 2008, continue commercialization of its technology and advance its pharmaceutical programs. The Company may raise additional capital through equity or debt financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, the Company would be required to significantly reduce the scope of operations, which would significantly impede its ability to proceed with current operational plans and could lead to the curtailment of its business.

Note 11. Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the three months ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Customer A	17%	19%
Customer B	17%	1%
Customer C	—	—
Customer D	54%	—

Note 12. Commitments and Contingencies

Purchase Commitment

In August 2007, the Company entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of March 31, 2008, the Company had placed orders totaling approximately $109,400 under this agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

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

Words such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “future,” “target,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider these factors in evaluating our forward-looking statements.

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

•

Peptide Sales. Peptide sales are recognized when title transfers to the customer, typically upon shipment, and collection is reasonably assured. In the future, peptide sales may be transacted directly between the licensees and a third-party manufacturer, which could have an adverse effect on our revenue.

•

Licensing Fees. We recognize up-front license payments at the point when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. Royalties from licensees are recorded as earned when royalty results are reliably measured and collection is reasonably assured. We rely on the licensees to provide royalty information as it cannot be reasonably estimated.

•

Development Fees. We record revenue associated with performance milestones as earned when we have completed the specific milestones as defined in the joint development agreements and there are no uncertainties or contingencies regarding collection of the related payment. Payments received for which the earnings process is not complete are recorded as deferred revenue.

Marketable Securities. Marketable securities, consisting of auction rate securities (ARS), are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, losses, and declines in value of securities judged to be other than temporary are included in other non-operating income (expense). We estimate fair value based on valuation techniques defined by Financial Accounting Standards Board Statement (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), including using observable inputs such as quoted prices in active market for identical or similar investments. When observable inputs are not sufficiently available, we estimate fair value by incorporating assumptions that market participants would use in their estimates of fair value, which may include credit quality, estimates on the probability of the securities being called prior to final maturity, the liquidity of the securities and indications of value from reports of developing secondary markets for ARS.

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

Capitalization of Patent Costs. We capitalize the third-party costs associated with patents that have been issued or entering into licenses associated with our underlying technology. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

Valuation of Stock Options Granted to Employees, Officers and Non-Employee Directors for Board Service. The fair value of each option granted to employees, officers and non-employee directors for board service is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized using the cliff, straight-line attribution method, consistent with the single option valuation approach. Compensation expense is recognized only for those options expected to vest.

Valuation of Warrants and Non-Employee Stock Options Accounted for as Derivative Liabilities. In accordance with SFAS 133 and EITF 00-19, we are required to classify the fair value of warrants and non-employee stock options as derivative liabilities as there is the potential that we will have an insufficient number of authorized common shares available to settle these instruments as a result of the issuance of the convertible note payable on February 14, 2008 to a related party and the potential contractual obligation to grant the associated warrant.

We value these warrants and options using a Black-Scholes model and use estimates for an expected dividend yield, a risk-free interest rate, and expected volatility. At each reporting period, as long as the warrants and non-employee stock options are outstanding and there is the potential for an insufficient number of authorized shares available to settle these instruments, the warrants and options will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants in our statement of operations.

Valuation of Warrant Related to Convertible Note Payable, Related Party. In accordance with SFAS 133 and EITF 00-19, we are required to classify the fair value of the warrant that may be granted in connection with the convertible note payable to related party as a derivative liability as there is the potential that we will have an insufficient number of authorized common shares available to settle this instrument.

We value this warrant using a Black-Scholes model and use estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the warrant. At each reporting period, as long as the warrant is potentially issuable, or is outstanding, and there is the potential for an insufficient number of authorized shares available to settle the warrant, the warrant will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of the outstanding warrant in our statement of operations.

Valuation of Derivative Asset Related to Convertible Note Payable, Related Party. In accordance with SFAS 133, we are required to separately account for the fair value of our right to call the convertible note payable, related party and automatically convert it to equity at the price of equity securities issued in the sale of shares of our equity securities that raises an aggregate amount of at least $5.0 million on or before June 29, 2008 (See Note 2 of the Notes to our Condensed Financial Statements).

We value the call option using a Black-Scholes model and use estimates for an expected dividend yield, a risk-free interest rate, and expected asset-based volatility, together with management’s estimate of the probability of exercise of the call option. At each reporting period, as long as the call option is outstanding, the call option will be revalued and any difference from the previous valuation date will be recognized as a change in fair value in our statement of operations. The right associated with the call option expires on June 29, 2008 if unexercised.

Results of Operations

As of March 31, 2008, our accumulated deficit was approximately $28.8 million. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs. Our net loss for the first quarter of 2008 was approximately $1,275,000, or $0.05 per share, compared to a net loss of approximately $812,500, or $0.03 per share, for the same period in 2007. The increase in net loss for the first quarter of 2008 compared to the same period in 2007 was primarily due to increases in cost of revenue of approximately $108,200, in operating expenses of approximately $45,800 and in net other non-operating expense of approximately $490,500, partially offset by an increase in revenue of approximately $182,000.

Revenue

Revenue in the first quarter of 2008 and 2007 consisted primarily of license fees, development fees and peptide sales as summarized in the table below.

	Three Months Ended March 31,
	2008	2007	Change
License and development fees	$147,062	$29,494	398.6%
Peptide sales	93,308	28,928	222.6%

Total revenue	$240,370	$58,422	311.4%

Revenue for the three months ended March 31, 2008 compared to the same period last year increased by approximately $182,000 or 311.4%. The increase was comprised of increases in development fees and peptide sales, partially offset by a decrease in licensing fees. Development fees were $130,000 for the first quarter of 2008 compared to $0 in the first quarter of 2007, due to the timing of the achievement of certain milestones. Peptide sales increased by approximately $64,400 or 222.6% while licensing fees decreased by approximately $12,400 or 42.1% for the first quarter of 2008 compared to the same period last year. The decline in licensing fees was due primarily to the timing of royalty reporting from licensees.

Cost of Revenue

Cost of revenue consists of cost of peptides sold and other cost of revenue, which may include the cost of materials used in development activities and professional fees incurred related to development agreements. The following table provides cost of revenue data for the three months ended March 31, 2008. There was no cost of revenue for the three months ended March 31, 2007.

Three Months Ended March 31, 2008
Cost of peptide sales	$69,384
Percentage of total revenue	28.9%
Percentage of related revenue	74.4%
Other cost of revenue	$38,781
Percentage of total revenue	16.1%
Percentage of related revenue	26.4%

Cost of peptide sales for the three months ended March 31, 2008 was approximately $69,400 compared to $0 for the same period in 2007. Peptide sales in the first quarter of 2008 resulted in a positive margin because peptides are sold at cost only to certain customers based on the terms of respective licensing agreements. The cost of peptide sales for the three months ended March 31, 2007, was $0 because the peptides sold in that period had been written down to their net estimated realizable value in 2006.

Other cost of revenue for the three months ended March 31, 2008 consisted primarily of professional fees for services performed in connection with a joint development agreement.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and benefit expenses, stock-based compensation, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the first quarter of 2008 and 2007 are described in the table below.

	Three Months Ended March 31,
	2008	2007	Change
Research and development expenses	$195,177	$205,497	(5.0)%
Percentage of total revenue	81.2%	351.7%

R&D expenses for the three months ended March 31, 2008 compared to the same period last year decreased by approximately $10,300 or 5.0%, due primarily to lower spending in lab consumables and external studies of approximately $26,400 and a decrease of approximately $3,000 in stock-based compensation, partially offset by an increase of approximately $15,300 in employee-related expenses and $3,800 of other R&D expenses. For the remainder of 2008, we expect R&D expenses to remain relatively consistent with the level experienced during the first quarter of 2008.

Marketing and Business Development Expenses

Marketing and business development (M&BD) expenses consist primarily of salaries and benefit expenses, stock-based compensation, consulting fees and various marketing costs. M&BD expenses for the first quarter of 2008 and 2007 are described in the table below.

	Three Months Ended March 31,
	2008	2007	Change
Marketing and business development expenses	$114,687	$104,211	10.1%
Percentage of total revenue	47.7%	178.4%

M&BD expenses for the three months ended March 31, 2008, increased by approximately $10,500 or 10.1% compared to the same period in 2007. The increase was primarily attributable to increases of approximately $27,300 in consulting fees and $7,000 in marketing expenses, partially offset by approximately $24,300 in employee-related expenses and stock-based compensation. For the remainder of 2008, we expect M&BD expenses to remain relatively consistent with the level experienced during the first quarter of 2008.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation, consulting fees and general corporate expenditures. G&A expenses for the first quarter of 2008 and 2007 are described in the table below.

	Three Months Ended March 31,
	2008	2007	Change
General and administrative expenses	$433,369	$390,707	10.9%
Percentage of total revenue	180.3%	668.8%

G&A expenses for the three months ended March 31, 2008, increased by approximately $42,700 or 10.9% compared to the same period in 2007. The increase was primarily due to increases of $17,800 in stock-based compensation, $17,600 in consulting fees, $5,000 in compliance costs associated with the Sarbanes-Oxley Act of 2002 and $9,200 in other G&A expenses, partially offset by a decrease of $6,900 of employee-related expenses. For the remainder of 2008, we expect G&A expenses to remain relatively consistent with the level experienced during the first quarter of 2008.

Accounting, Legal and Professional Fees Expenses

Accounting, legal and professional fees expenses for the first quarter of 2008 and 2007 are described in the table below.

	Three Months Ended March 31,
	2008	2007	Change
Accounting, legal and professional fees expenses	$160,815	$148,477	8.3%
Percentage of total revenue	66.9%	254.1%

Accounting, legal and professional fees expenses for the three months ended March 31, 2008, increased by approximately $12,300 or 8.3% compared to the same period in 2007. The increase was primarily attributable to increased financial audit fees and legal fees associated with patent applications, license agreement negotiations and other corporate matters. For the remainder of 2008, we expect accounting, legal and professional fees to increase from the level experienced during the first quarter of 2008 due to increased activities associated with our capital raising efforts.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the first quarter of 2008 and 2007 are described in the table below.

	Three Months Ended March 31,
	2008	2007	Change
Depreciation and amortization expenses	$35,049	$44,422	(21.1)%
Percentage of total revenue	14.6%	76.0%

Depreciation and amortization expenses for the three months ended March 31, 2008, decreased by approximately $9,400 or 21.1% compared to the same period last year. The decrease was primarily due to incremental depreciation expenses from assets purchased being offset by reduced depreciation from other assets becoming fully depreciated. For the remainder of 2008, we expect depreciation and amortization expenses for to be consistent with the levels experienced in the first quarter of 2008.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense related to the convertible note payable, accretion of discount on the convertible note payable, change in valuation of derivative instruments and unrealized loss related to ARS deemed to be other than temporary. Other expense, net for the first quarter of 2008 and 2007 are summarized in the table below.

	Three Months Ended March 31,
	2008	2007	Change
Interest income	$18,790	$22,403	(16.1)%
Interest expense on convertible note payable, related party	(30,578)	—	*
Accretion of discount on convertible note payable, related party, net	(285,415)	—	*
Change in value of derivative instruments, including related party, net	(140,903)	—	*
Unrealized loss on marketable securities	(30,000)	—	*

Other expense, net	$(468,106)	$22,403	(2,189.5)%

*	percentage not meaningful

Interest Income. Interest income for the first quarter of 2008 decreased by approximately $3,600 or 16.1% compared to the same period in 2007, due primarily to lower interest rates. For the remainder of 2008, we expect interest income to decrease gradually as our balance in cash and cash equivalents decreases.

Interest Expense. During the three months ended March 31, 2008, interest expense related to the convertible note payable issued to a related party in February 2008 was approximately $30,600. As the interest expense recorded in the first three months of 2008 reflected the expense incurred during only a portion of the quarter, we anticipate future quarterly interest expense to exceed the level experienced in the first quarter of 2008 until the note is repaid or converted into our common stock.

Accretion of Discount on Convertible Note Payable, Related Party. Accretion of discount on convertible note payable for the three months ended March 31, 2008 was approximately $285,400, which represented the increase in carrying value of the convertible note from the issuance date of February 14, 2008 through March 31, 2008.

Change in Value of Derivative Instruments. During the three months ended March 31, 2008, the change in fair value of the derivative instruments resulted in a net expense of approximately $140,900, comprised of an increase of approximately $222,800 in the fair value of the warrant related to the convertible note payable and a decrease of $162,300 in fair value of the call option, partially offset by a decrease of approximately $244,200 in the fair value of the outstanding warrants and non-employee stock options. The change in fair value of these derivative instruments depends on a number of factors, including risk-free interest rates, stock price volatility and estimated expected terms for these instruments, and, for the warrant and call option related to the convertible note payable, the probability of exercise. For each reporting period, as long as the derivative instruments are outstanding, or are potentially issuable, and there is the potential for an insufficient number of authorized shares available to settle the derivative liabilities, they will be revalued and any difference from the previous valuation date will be recognized as a change in fair value and charged or credited to change in fair value of derivative liabilities.

Unrealized Loss on Marketable Securities. For the three months ended March 31, 2008, we recognized an unrealized loss of $30,000 on our investment in ARS due to the current lack of liquidity associated with these investments. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will stabilize.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2008, we had approximately $3.2 million in cash and cash equivalents and $170,000 in long-term available-for-sale marketable securities, compared to approximately $461,300 in cash and cash equivalents and $700,000 in short-term marketable securities at December 31, 2007. The increase in cash and cash equivalents from December 31, 2007, was primarily attributable to the net proceeds of approximately $3.0 million from our issuance of a convertible note payable and $500,000 from sales of marketable securities, partially offset by cash used in operations of approximately $784,000 during the first three months of 2008.

We use a professional investment management firm to manage a portion of our invested cash. At March 31, 2008, our available-for-sale marketable securities, comprised of ARS, were $200,000 at par value. These securities are structured to allow for interest rate resets at approximately every 28 days, but with contractual maturities that are well in excess of ten years. Historically, the carrying value of ARS approximated fair value due to the frequent interest rate resets. Of the ARS we held, an aggregate of $100,000 (par value) was issued by state agencies and is supported by student loans for which repayment is substantially guaranteed by the U.S. government under the

Federal Family Education Loan Program (FFELP). The remaining $100,000 (par value) of our ARS was issued by municipalities and repayment is insured by MBIA Insurance Corporation, a bond insurance company. Our ARS are rated by the major independent rating agencies as AAA investments. Until early February 2008, the ARS market was fairly liquid and we were able to auction to sell these securities at par at the end of each reset period or continue to hold them. During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. Since March 2008, we have experienced failed auctions of our ARS. These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity. While we continue to earn and receive interest on these investments, we deemed that the estimated fair value of these ARS no longer approximates par value. We concluded that the fair value of these ARS at March 31, 2008 was $170,000, a decline of $30,000 from par value. We considered this decline in fair value as other than temporary and, accordingly, have recorded an unrealized loss of $30,000 in other non-operating expense in the first quarter of 2008. Further, in the event that we need to access this $170,000 of our investments in ARS, we may not be able to do so without a loss of principal until (1) a future auction of these securities is successful, (2) we are able to sell the securities in a secondary market, or (3) the issuer calls the securities pursuant to a mandatory tender or redemption prior to maturity. As such, our investment in ARS currently lacks short-term liquidity and was therefore reclassified as non-current marketable securities as of March 31, 2008. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will stabilize.

Cash used in operating activities for the three months ended March 31, 2008, was approximately $784,000, derived primarily from the net loss for the period of $1,275,000, adjusted by non-cash expenses, including approximately $35,000 of depreciation and amortization of intangible assets, $26,400 of stock-based compensation, $30,600 of interest expense, $285,400 of accretion of discount on the convertible note payable, $140,900 of change in fair value of derivative instruments, $30,000 of unrealized loss on marketable securities and a net decrease of working capital, excluding cash, cash equivalents and available-for-sale marketable securities, of approximately $57,300. Cash used in operations for the three months ended March 31, 2007, was approximately $753,200, due primarily to a net loss for the period of approximately $812,500, adjusted by non-cash expenses, including $44,400 of depreciation and amortization and $21,500 of stock-based compensation, and a net increase in working capital, excluding cash, cash equivalents and available-for-sale marketable securities, of $6,600.

Accounts receivable increased by $18,200 and $34,000 during the three months ended March 31, 2008 and 2007, respectively. The increases were primarily attributable to the timing of peptide orders, royalty reports received from our licensees and the achievement of certain milestones. Inventory, comprised of peptides held for resale, decreased by approximately $14,800 in the first quarter of 2008, due primarily to increased peptide sales. Deferred revenue decreased by $130,000 and $10,000 in the three months ended March 31, 2008 and 2007, respectively. As our deferred revenue is typically associated with license and development agreements, the decreases were due primarily to the timing of the achievement of certain milestones.

During the three months ended March 31, 2008 and 2007, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale marketable securities, and acquisition of capital equipment. Cash provided by investing activities was approximately $492,900 during the first quarter of 2008, consisting of sale proceeds of marketable securities of $500,000, partially offset by purchases of capital equipment of approximately $7,100. For the three months ended March 31, 2007, cash used by investing activities was approximately $21,800, consisting of net purchases of marketable securities of $20,000 and acquisition of capital equipment of approximately $1,800. For 2008, we do not expect the level of capital expenditures to be significant.

Cash provided by financing activities for the three months ended March 31, 2008 and 2007 was approximately $3.0 million and $2.1 million, respectively. In February 2008, we issued to RBFSC, Inc., a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum. The principal balance and accrued interest are due on the earlier of February 14, 2010, or upon an event of default under the Note, including in the event that we file for bankruptcy. (See Note 2 of the Notes to our Condensed Financial Statements for a detailed discussion of the Note.) On March 5, 2007, we closed a private equity financing, receiving cash of approximately $2.0 million in exchange for 2,666,666 shares of $0.001 par value common stock. In a second closing held on March 26, 2007, we received cash of approximately $148,750 in exchange for 198,332 shares of $0.001 par value common stock.

Based on the current status of our operating plans and product commercialization development, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations at current levels through the remainder of 2008. We will need substantial additional capital in order to maintain the current level of operations beyond 2008, continue commercialization of our technology and advance our pharmaceutical programs. Accordingly, we are making preparations to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we would be required to significantly reduce the scope of operations, which would significantly impede our ability to proceed with current operational plans and could lead to the curtailment of our business.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations and Purchase Commitments

The following table summarizes our contractual obligations and purchase commitment and the effect such obligations are expected to have on liquidity in future periods as of March 31, 2008:

Contractual Obligations and Purchase Commitments	Less than 1 year	More than 1 year	Total
Operating lease	$75,700	$51,464	$127,164
Purchase obligations(1)	124,627	—	124,627
Convertible note payable, related party and related accrued interest (2)	—	3,030,247	3,030,247

Total contractual obligations and purchase commitments	$200,327	$3,081,711	$3,282,038

(1)	On August 2, 2007, we entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of March 31, 2008, we had purchased a total of approximately $109,400 under this agreement.

(2)	Not included is the accretion of debt discount related to the convertible note payable, related party. Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of February 10, 2010 or when called by the note holder upon an event of default, including in the event we file for bankruptcy. Assuming no principal prepayments on this convertible note payable and no conversion into equity before February 10, 2010, we would incur approximately $480,700 of total interest on the note.

The settlements of derivative liabilities associated with the convertible note payable, related party are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Recent Accounting Pronouncements

There have been no significant changes during the three months ended March 31, 2008 in recent accounting pronouncements other than as described in Note 4 of our Notes to Condensed Financial Statements that have an impact on our results of operations and financial position from those described in our Annual Report on Form 10-K for the year ended December 31, 2007.

We implemented SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” and EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” effective January 1, 2008, the implementation of which did not have an impact on our financial statements.

ITEM 4.	Controls and Procedures.

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

There has been no change in our internal control over financial reporting during the quarter that ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Please see our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report, except as set forth below. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

A substantial portion of our investment is invested in auction rate securities which have faced recent market failures. Failures in these auctions may affect our liquidity.

At December 31, 2007, we held $700,000 of investment in the form of auction rate securities (ARS). These securities are structured to allow for interest rate resets at approximately every 28 days, but with contractual maturities that are well in excess of ten years. Until early February 2008, the ARS market was fairly liquid and we were able to auction to sell these securities at par at the end of each reset period or continue to hold them. During the first two months of 2008, we liquidated $500,000 of our investment in ARS at par and held the proceeds in cash and cash equivalents. During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. Since March 2008, our ARS have experienced failed auctions. At March 31, 2008, we held $200,000 (at par value) of investment in the form of ARS. While we continue to earn and receive interest on these investments, the estimated fair value of these ARS no longer approximates par value due to the lack of liquidity. We concluded that the fair value of these ARS at March 31, 2008 was $170,000, a decline of $30,000 from par value. We considered this decline in fair value as other than temporary and, accordingly, have recorded an unrealized loss of $30,000 in other non-operating expense in the first quarter of 2008. Further, in the event that we need to access this $170,000 of our ARS, we may not be able to do so without a loss of principal until (1) a future auction of these securities is successful, (2) we are able to sell the securities in a secondary market which is not currently active, or (3) the issuer calls the securities pursuant to a mandatory tender or redemption prior to maturity. As such, our investment in ARS currently lacks short-term liquidity and was therefore reclassified as non-current marketable securities as of March 31, 2008. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will stabilize. If the auctions continue to fail, or we determine that one or more of the assumptions used in estimating the fair value of the auction rate securities needs to be revised, we may be required to record an additional impairment on the auction rate securities in future periods. Additionally, our ability to liquidate and fully recover the carrying value of the ARS in the near term may be limited or not exist.

We issued a convertible promissory note to a related party, the conversion of which could require us to issue a significant number of shares of our common stock and amend our certificate of incorporation to increase the number of shares of common stock reserved for issuance thereunder.

In February 2008, we issued to RBFSC, Inc. (RBFSC) a convertible promissory note in the principal amount of $3.0 million with an interest rate of 8% per annum. All unpaid principal and accrued interest are due on the earlier of February 14, 2010, or upon an event of default under the note, including in the event that we file for bankruptcy. In the event that we close an equity financing on or before June 29, 2008, in which we sell shares of our equity securities for an aggregate amount of at least $5.0 million, the unpaid balance of the note and related accrued interest will automatically convert into the equity securities issued in the equity financing, at the price of such equity securities issued in the equity financing. In the event we do not consummate an equity financing on or before June 29, 2008, the unpaid principal balance of the note and accrued interest may be converted, at the option of the holder, into shares of our common stock at a price equal to 80% of the average per share closing price of our common stock during the 90-day period preceding the conversion date, and we shall issue to RBFSC a warrant to purchase that number of shares of our common stock equal to $750,000 divided by the per share closing sale price of our common stock on June 30, 2008.

As of March 31, 2008, (i) the closing price of our common stock was $0.69 per share and 1,086,956 shares of common stock would have been issuable upon exercise of the warrant as of that date and (ii) the average closing price of our common stock during the preceding 90-day period was $0.68 per share and 5,570,307 shares of common stock would have been issuable upon conversion of the note as of that date. If the price of our common stock declines significantly, RBFSC would be entitled to acquire a significant number of shares of common stock upon conversion or the note and/or exercise of the warrant, which could constitute a majority of our outstanding capital stock. The president and director of RBFSC is Frank T. Nickell, who beneficially owned approximately

26.1% of our outstanding common stock as of March 19, 2008. In addition, we may not have sufficient shares of our authorized capital stock reserved for issuance upon conversion of the note or exercise of the warrant, and stockholder approval would be required in order to amend our certificate of incorporation to increase our authorized capital stock.

The fair value of our outstanding options and warrants, including the warrant that may be issuable to RBFSC, may vary from time to time upon periodic remeasurement, which could have a material impact on our financial statements and results of operations.

In accordance with SFAS 133 and EITF 00-19, we are required to remeasure the fair value of our outstanding non-employee options and warrants at the end of each reporting period, including the warrant that may be issuable to RBFSC as described above. The fair value of these options and warrants is estimated based on many factors, including risk-free interest rates, stock price volatility and estimated expected terms for these instruments, and may therefore be subject to significant variation, which could have a material impact on our financial statements and results of operations.

ITEM 6.	Exhibits.

Exhibit Number (Referenced to Item 601 of Regulation S-K)	Exhibit Description

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

4.1	Rights Agreement dated August 21, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

10.16*	Manufacturing and Supply Agreement dated as of January 9, 2008 between the Company and Peptisyntha, Inc.

10.17(a)	Convertible Note and Warrant Purchase Agreement dated as of February 14, 2008 between the Company and RBFSC, Inc.

10.17(b)	Convertible Promissory Note dated as of February 14, 2008 between the Company and RBFSC, Inc.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2008

HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Kirske
David H. Kirske
Vice President and Chief Financial Officer
(Principal Financial Officer)