Form 10-Q
period 2008-06-30
HELIX BIOMEDIX INC
filed 2008-07-30
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

As of July 22, 2008, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,375,403	$461,290
Marketable securities, current	50,000	700,000
Accounts receivable, net	40,559	83,915
Inventory	77,566	65,279
Prepaid expenses and other current assets	101,315	144,074

Total current assets	2,644,843	1,454,558
Marketable securities, non-current	137,550	—
Deposits	8,522	8,522
Property and equipment, net	122,663	126,509
Intangible assets, net	393,043	432,482

Total assets	$3,306,621	$2,022,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$107,479	$95,071
Accrued compensation and benefits	159,129	63,813
Accrued expenses	42,045	60,269
Deferred revenue	—	130,000

Total current liabilities	308,653	349,153
Deferred rent	2,216	2,205
Convertible note payable, related party	3,000,000	—
Accrued interest on convertible note payable, related party	92,712	—

Total liabilities	3,403,581	351,358
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at June 30, 2008, and December 31, 2007	25,654	25,654
Additional paid-in capital	30,150,042	29,211,972
Accumulated deficit	(30,290,206)	(27,566,913)
Accumulated other comprehensive income (loss)	17,550	—

Total stockholders’ equity (deficit)	(96,960)	1,670,713

Total liabilities and stockholders’ equity (deficit)	$3,306,621	$2,022,071

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Licensing and development fees	$59,330	$16,747	$206,392	$46,241
Peptide sales	6,143	59,507	99,451	88,435
Peptide sales, related party	—	64,400	—	64,400
Administrative services revenue, related party	21,772	—	21,772	—

Total revenue	87,245	140,654	327,615	199,076
Operating expenses:
Cost of peptide sales	6,085	10,421	75,469	10,421
Cost of administrative services revenue, related party	21,772	—	21,772	—
Other cost of revenue	—	—	38,781	—
Research and development	198,238	202,458	393,415	407,955
Marketing and business development	89,041	105,123	203,728	209,334
General and administrative	586,650	502,004	1,020,019	892,711
Accounting, legal and professional fees	159,502	133,746	320,317	282,223
Depreciation and amortization	34,901	43,542	69,950	87,964

Total operating expenses	1,096,189	997,294	2,143,451	1,890,608

Loss from operations	(1,008,944)	(856,640)	(1,815,836)	(1,691,532)
Other income (expense):
Interest income	17,074	25,478	35,864	47,881
Interest expense on convertible note payable, related party	(63,120)	—	(93,698)	—
Accretion of discount on convertible note payable, related party	(546,011)	—	(831,426)	—
Change in value of derivative instruments, including related party	152,706	—	11,803	—
Unrealized loss on marketable securities	—	—	(30,000)	—

Other income (expense), net	(439,351)	25,478	(907,457)	47,881
Net loss	$(1,448,295)	$(831,162)	$(2,723,293)	$(1,643,651)

Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.11)	$(0.07)

Weighted average shares outstanding	25,653,512	25,653,512	25,653,512	24,617,463

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND TOTAL COMPREHENSIVE

INCOME (LOSS)

For the Year Ended December 31, 2007 and for the Six Months Ended June 30, 2008

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Number of Shares	Amount
Balance at December 31, 2006	22,788,514	$22,788	$26,908,198	$(24,132,909)	$—	$2,798,077	$—
Proceeds from 2007 private placement, net	2,864,998	2,866	2,140,492	—	—	2,143,358
Stock-based compensation	—	—	163,282	—	—	163,282	—
Net loss for the year	—	—	—	(3,434,004)	—	(3,434,004)	(3,434,004)

Balance at December 31, 2007	25,653,512	25,654	29,211,972	(27,566,913)	—	1,670,713	(3,434,004)
Stock-based compensation	—	—	122,721	—	—	122,721	—
Reclassification of warrants and options from equity to derivative liabilities	—	—	(1,255,317)	—	—	(1,255,317)	—
Extinguishment of convertible note payable, related party	—	—	733,317	—	—	733,317	—
Reclassification of warrants and options from derivative liabilities to equity	—	—	1,337,349	—	—	1,337,349	—
Unrealized gain (loss) on marketable securities	—	—	—	—	17,550	17,550	17,550
Net loss	—	—	—	(2,723,293)	—	(2,723,293)	(2,723,293)

Balance at June 30, 2008	25,653,512	$25,654	$30,150,042	$(30,290,206)	$17,550	$(96,960)	$(2,705,743)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,723,293)	$(1,643,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,950	87,964
Stock-based compensation expense	122,721	77,544
Interest expense on convertible note payable, related party	93,698	—
Accretion of discount on convertible note payable, related party	831,426	—
Change in valuation of derivative instruments, including related party	(11,803)	—
Unrealized loss on marketable securities	30,000	—
Changes in assets and liabilities:
Accounts receivable, net	43,356	(77,148)
Accounts receivable from related party	—	(64,456)
Inventory	(12,287)	(34,799)
Prepaid expenses and other current assets	42,759	19,274
Deposits	—	(4,311)
Accounts payable	12,408	52,550
Accrued compensation and benefits	95,316	(81,588)
Accrued expenses	(18,213)	23,708
Deferred revenue	(130,000)	(10,000)

Net cash used in operating activities	(1,553,962)	(1,654,913)

Cash flows from investing activities
Purchases of marketable securities	—	(1,300,000)
Proceeds from sales of marketable securities	500,000	525,029
Purchase of property and equipment	(26,665)	(1,752)

Net cash provided by (used in) investing activities	473,335	(776,723)

Cash flows from financing activities
Proceeds from issuance of convertible note payable, related party	3,000,000	—
Financing costs related to convertible note payable, related party	(5,260)	—
Proceeds from issuance of common stock and warrants, net	—	2,143,358

Net cash provided by financing activities	2,994,740	2,143,358

Net increase in cash and cash equivalents	1,914,113	(288,278)
Cash and cash equivalents at beginning of period	461,290	1,276,901

Cash and cash equivalents at end of period	$2,375,403	$988,623

Supplemental cash flow information
Non-cash investing and financing activities:
Reclassification of warrants and options from equity to derivative liabilities	$1,255,317	—

Extinguishment of convertible note payable, related party	$733,317	$—

Reclassification of warrants and options from derivative liabilities to equity	$1,337,349	$—

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with the United States generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of investments, property, plant and equipment, and intangibles; valuation allowances for receivables, inventories and deferred income tax assets; and valuation of stock-based compensation, notes payable and obligations related to derivative instruments. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2008.

Reclassification

Reclassifications of prior years’ balances have been made to conform to the current format.

In the Condensed Statements of Operations, the reclassifications include (1) consulting fees being included in general and administrative expenses as they were not significant for the periods presented, (2) marketing and business development expenses being separated from general and administrative expenses, and (3) fees received from a related party and associated costs being presented as administrative services revenue and cost of administrative services revenue, respectively. These reclassifications had no impact on the financial results in the periods presented.

Revenue Recognition

The Company generates revenue from technology licenses, joint development agreements, peptide sales and providing administrative services to a related party. Revenue under technology licenses may include up-front payments and royalties from product sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. For agreements with multiple elements, the Company follows Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) any undelivered items have objective and reliable evidence of fair value; and (3) delivery or performance of the undelivered items that have a right of return is probable and within the Company’s control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the Company allocates revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, the Company estimates the period based upon other factors contained within the agreement. Management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

•

Licensing Fees. The Company recognizes up-front license payments at the point when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. Royalties from licensees are recorded as earned when royalty results are reliably measured and collection is reasonably assured. The Company relies on the licensees to provide royalty information as it cannot be reasonably estimated.

•

Development Fees. The Company records revenue associated with performance milestones as earned when it has completed the specific milestones as defined in the joint development agreements and there are no uncertainties or contingencies regarding collection of the related payment. Payments received for which the earnings process is not complete are recorded as deferred revenue.

•

Peptide Sales. Peptide sales are recognized when title transfers to the customer, typically upon shipment, and collection is reasonably assured. In the future, peptide sales may be transacted directly between the licensees and a third-party manufacturer, which could have an adverse effect on the Company’s revenue.

•

Administrative Services Revenue, Related Party. Administrative services revenue consists of fees received from DermaVentures, LLC, a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses the Company incurs on DermaVentures’ behalf. Administrative services revenue is typically invoiced to DermaVentures at cost and is recorded as earned when services have been rendered, no obligations remain outstanding and collection is reasonably assured. In accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” fees received from DermaVentures are reported as administrative services revenue, while related costs are included in operating expenses in the statements of operations.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and Emerging Issues Task Force Issue (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), which require derivative instruments to be classified as permanent equity, temporary equity or as assets or liabilities. In general, the Company’s derivative instruments that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and its derivative instruments that require settlement in shares are recorded as equity instruments.

Valuation of Warrants and Stock Options Unrelated to the Issuance of Convertible Note Payable

In connection with the issuance of the convertible note payable on February 14, 2008 to a related party and the potential contractual obligation to grant the associated warrant, the Company classified the fair value of warrants and non-employee stock options (Other Warrant Liabilities) as derivative liabilities as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle these instruments (See Note 2). The Company valued these warrants and options using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility (see Note 6). At each reporting period, as long as the warrants and non-employee stock options were outstanding and there was the potential for an insufficient number of authorized shares available to settle these instruments, the warrants and options were revalued and any difference from the previous valuation date was recognized as a change in fair value in the Company’s statement of operations.

On June 27, 2008, the Company entered into an amendment to the convertible note payable (See Note 2) which effectively extinguished the original note payable and related derivative instruments, including the potential contractual obligation to grant the associated warrant. In accordance to the guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company accounted for this modification as an extinguishment of the original note payable and recorded the amended note payable as new debt. Among other changes, the amended note limits the number of shares issuable under it and therefore eliminates the net-cash settlement requirement for Other Warrant Liabilities. As a result, the Company is no longer required to account for Other Warrant Liabilities as derivative liabilities. The June 27, 2008 fair value of the Other Warrant Liabilities was therefore reclassified to additional paid-in capital.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Valuation of Warrant Related to Convertible Note Payable, Related Party

In accordance with SFAS 133 and EITF 00-19, the Company classified the fair value of the warrant that may have been granted in connection with the convertible note payable issued on February 14, 2008 (See Note 2) as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued this warrant using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the warrant. At each reporting period, as long as the warrant was potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the warrant, the warrant was revalued and any difference from the previous valuation date was recognized as a change in fair value in the Company’s statement of operations.

On June 27, 2008, the Company entered into an amendment to the convertible note payable (See Note 2) which effectively extinguished the original note payable and related derivative instruments, including the potential contractual obligation to grant the associated warrant. The June 27, 2008 fair value of the warrant was reclassified to additional paid-in capital.

In connection with the issuance of the amended note payable, the Company issued to the related party a warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Pursuant to the guidance in EITF 00-19, this warrant is accounted for as an equity instrument.

Valuation of Conversion Rights Related to Convertible Note Payable, Related Party

In connection with the issuance of the convertible note payable on February 14, 2008 and under the guidance of SFAS 133, the Company was required to separately account for the fair value of the Company’s right to automatically convert the note payable to equity at the price of equity securities issued in the sale of shares of its equity securities that raises an aggregate amount of at least $5,000,000 on or before June 29, 2008 (See Note 2).

On June 27, 2008, the Company entered into an amendment to the convertible note payable (See Note 2) which effectively extinguished the original note payable, including its embedded derivative instruments. The June 27, 2008 fair value of the separately-accounted-for embedded derivative instruments was credited to additional paid-in capital as part of recording the capital transaction resulting from the extinguishment of the original note payable.

Pursuant to the guidance in SFAS 133, EITF 00-19 and other relevant literature, the conversion rights of the amended convertible note payable are not required to be accounted for separately.

Valuation of Call Option Related to Convertible Note Payable, Related Party

The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. Under the guidance of SFAS 133, the Company is required to separately account for the fair value of the call option. The Company determined that the call option had no value at February 14, 2008, March 31, 2008 or June 30, 2008, based on an analysis of the rights this feature contained and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party

The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 allows the Company to prepay the unpaid balance of the convertible note and accrued interest at any time and without penalty. Under the guidance of SFAS 133, the Company is required to separately account for the fair value of the prepayment right. The Company determined that this right had no value at February 14, 2008, March 31, 2008 or June 30, 2008, based on an analysis of the right and the likelihood of its exercise.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

With the exception of those discussed below and in Note 4, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008 that have a material impact on the Company’s results of operations and financial position from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 will have an effect on its financial position, results of operations or cash flows.

Note 2. Related Party Transaction

Convertible Note Payable Issued on February 14, 2008

On February 14, 2008, the Company issued to RBFSC, Inc. (RBFSC), a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum, which Note was subsequently amended on June 27, 2008 (see below). Prior to such amendment, the principal balance and accrued interest of the Note were due on the earlier of February 14, 2010, or upon an event of default under the Note, including in the event that the Company files for bankruptcy. In the event that the Company closed an equity financing on or before June 29, 2008, in which the Company sold shares of its equity securities for an aggregate amount of at least $5,000,000, the unpaid balance of the Note and related accrued interest would have automatically converted into the equity securities issued in the equity financing, at the price of such equity securities issued in the equity financing. In the event the Company did not consummate an equity financing on or before June 29, 2008, the unpaid balance of the Note and related accrued interest could be converted, at the option of the holder, into common shares at a price equal to 80% of the average per share closing price of the Company’s common stock during the

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

preceding 90-day period, and the Company would have been obligated to issue to RBFSC a warrant (Warrant) to purchase that number of shares of its common stock equal to $750,000 divided by the per share closing sale price of the Company’s common stock on the date of issuance. The president and director of RBFSC is Frank T. Nickell, who beneficially owned approximately 26.1% of the Company’s outstanding common stock as of March 19, 2008.

Due to the indeterminate number of common shares which might have been issued under the embedded conversion feature and the Warrant, the Company recorded the value of the Warrant as a derivative liability at its fair value in accordance with SFAS 133 and EITF 00-19, as there was a potential that the Company would not have a sufficient number of authorized shares to settle these obligations. In addition, the Company re-measured the fair value of this derivative liability at the end of each reporting period. The Company estimated the fair value of the Warrant to be $280,347 at February 14, 2008. At March 31, 2008, the Company estimated the fair value of this derivative liability had increased to $503,122 and, as a result, recognized the change in value of $222,775 in its statement of operations. At June 27, 2008, the Company estimated the fair value of this derivative liability to be $555,674, and as a result, recognized the change in value of $52,552 in its statement of operations. The fair value of the Warrant was determined by applying management’s estimate of the probability of issuance of the Warrant together with the Black-Scholes option pricing model with the following key assumptions:

	February 14, 2008	March 31, 2008	June 27, 2008
Risk-free interest rate	2.81%	2.46%	3.36%
Expected dividend yield	0	0	0
Expected term in years	5.00	5.00	4.75
Expected volatility	98%	98%	99%

The Note also included embedded features in the form of a call option and put option that were required to be separately accounted for at fair value on the balance sheet with changes in value recognized in the statement of operations under SFAS 133 as the features were not clearly and closely related to the convertible note debt instrument. The embedded call option, which gave the holder the right to demand repayment in the case of default, was determined by management to have no value at February 14, 2008 or March 31, 2008, based on an analysis of the rights this feature contains and the likelihood of its exercise. The embedded put option gave the Company the right to automatically convert the Note into the equity securities issued in the equity financing. The Company estimated the fair value of the put option associated with the Note to be $186,512 at February 14, 2008. At March 31, 2008, the Company estimated the fair value of this derivative asset had decreased to $24,170 and, as a result, recognized the change in value of $162,342 in its statement of operations. At June 27, 2008, the Company estimated the fair value of this put option to be $0 as the Company was not intending to exercise the option and, as a result, recognized the change in value of $24,170 in its statement of operations. The fair value of this derivative asset was determined by applying management’s estimate of the probability of the Company’s exercising the put option together with the Black-Scholes option pricing model with the following key assumptions:

	February 14, 2008	March 31, 2008
Risk-free interest rate	2.26%	1.32%
Expected dividend yield	0	0
Expected term in years	0.37	0.25
Expected volatility	79%	79%

The Company accounted for the Note in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), as the conversion feature embedded in the Note resulted in the holder receiving a fixed monetary value through the receipt of a variable number of the Company’s common shares. The Company determined the value of the Note at February 14, 2008 to be $2,906,165, which represented the gross proceeds from the debt financing less the fair value of the Warrant, offset by the fair value of the put option held by the Company. The Note was being accreted from its carrying value of $2,906,165 at February 14, 2008 to its settlement amount of $3,750,000 at June 29, 2008, the first possible settlement date, through the statement of operations using the effective interest method. As of June 27, 2008, an expense of $831,426 has been recorded as accretion of discount on convertible note payable, related party, thereby increasing the carrying value of the Note to $3,737,591.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2008, interest expense resulting from the stated interest rate related to the Note was $63,120 and $93,698, respectively. The effective interest rate related to the Note for the period from the issuance date through June 30, 2008, including accretion of discount, was 24.9%.

Amended Convertible Note Payable Issued on June 27, 2008

On June 27, 2008, the Company entered into a First Amendment to Note and Warrant Purchase Agreement and Convertible Promissory Note with RBFSC pursuant to which (1) the Note was amended (the Amended Note) as follows: (i) the maturity date of the Amended Note is July 1, 2011 and (ii) the Amended Note is convertible (a) upon the consummation by the Company of an equity financing with proceeds to the Company of at least $7,500,000, whereupon the Amended Note shall be converted automatically into shares of the Company’s capital stock issued in the equity financing at a price equal to the lesser of the per share price of the securities issued and sold in the equity financing and $1.00, (b) upon the consummation of a sale of substantially all of the Company’s assets or a merger of consolidation of the Company in which the Company’s stockholders will hold, in the aggregate, less than 50% of the voting power of the combined entity, whereupon the Amended Note shall be converted automatically into shares of the Company’s common stock at a price equal to the lesser of the per share price attributed to the Company’s common stock in connection with such transaction and $1.00, or (c) voluntarily by RBFSC at and as of the maturity date into shares of the Company’s common stock at a price equal to $1.00; and (2) the Warrant was amended and restated in its entirety such that RBFSC shall be entitled to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the Restated Warrant), which Restated Warrant was issuable by the Company immediately.

Under the guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company determined that the terms of the Amended Note reflect a substantial modification to the Note based on an analysis of cash flows for the Amended Note compared to the Note and, as a result, accounted for this modification as an extinguishment of the Note. As the Note was a debt to a related party, the Company recorded the debt extinguishment as a capital transaction under Accounting Principles Board (APB) Opinion 26, “Early Extinguishment of Debt.” The Amended Note was accounted for as new debt and was recorded at its $3,000,000 face value because the estimated June 27, 2008 fair value of the Amended Note exceeded its face value.

Note 3. Marketable Securities

At December 31, 2007, the Company had $700,000 of investment in auction rate securities (ARS), classified as current available-for-sale marketable securities. These securities are structured to allow for interest rate resets at approximately every 28 days, but with contractual maturities that are well in excess of ten years. Historically, the carrying value of ARS approximated fair value due to the frequent interest rate resets. Until early February 2008, the ARS market was fairly liquid and the Company was able to auction to sell these securities at par at the end of each reset period or continue to hold them. During the first two months of 2008, the Company liquidated $500,000 of its investment in ARS at par and held the proceeds in cash and cash equivalents. Of the remaining ARS held by the Company, an aggregate of $100,000 (par value) was issued by state agencies and is supported by student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP). The remaining $100,000 (par value) of the Company’s ARS was issued by municipalities and repayment is insured by MBIA Insurance Corporation, a bond insurance company. The Company’s ARS are rated by the major independent rating agencies as AAA and AA investments.

During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. Since March 2008, the Company’s ARS have continued to experience failed auctions. At March 31, 2008, the Company estimated that the fair value of these ARS was $170,000, a decline of $30,000 from par value. The Company considered this decline in fair value as other than temporary and, accordingly, recorded an unrealized loss on marketable securities of $30,000 in other non-operating expense in the first quarter of 2008. At June 30, 2008, the Company estimated that the fair value of its ARS was $187,550 based on a valuation of other investments carrying similar interest rates and expected maturities and, accordingly, recorded a change in fair value of $17,550 in accumulated other comprehensive income (loss). In July 2008, one of the Company’s ARS in the amount of $50,000 was called by the issuer at par. In the event that the Company needs to liquidate the remainder of its investments in ARS, the Company may not be able to do so without a loss of principal until (1) a future auction of these securities is successful, (2) the Company is able to sell the securities in a secondary market, or (3) the issuer calls the securities pursuant to a mandatory tender or redemption prior to maturity. As such, with the exception of $50,000 of ARS that was called by the issuer in July

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2008 and converted to cash, the Company’s investment in ARS currently lacks short-term liquidity and is therefore classified as non-current marketable securities as of June 30, 2008. The Company will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will stabilize.

Note 4. Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), except with respect to non-financial assets and liabilities that are subject to a one-year deferral allowed by FSP 157-2, “Effective Date of FASB Statement No. 157.” This statement defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP 157-2 was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Quoted prices in active markets for identical securities;

•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities); and

•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining fair value of investments).

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of June 30, 2008. These assets and liabilities are measured on a recurring basis.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) June 30, 2008

Assets
Marketable securities (Note 3)	$187,550

At June 30, 2008, there was insufficient observable ARS market information available for the Company to determine the fair value of its investment using level 1 or level 2 inputs. Therefore, management estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. These assumptions included credit quality, estimates on the probability of the issue being called prior to final maturity and the liquidity of the securities.

The following is a reconciliation of the activities of the ARS during the six months ended June 30, 2008:

Fair value estimates for ARS using significant unobservable inputs (Level 3)

Six Months Ended June 30, 2008
Beginning balance at January 1, 2008	$700,000
Sales of ARS at par value	(500,000)
Unrealized loss recorded in condensed statements of operations	(30,000)
Unrealized gain recorded in accumulated other comprehensive income (loss)	17,550

Ending balance at June 30, 2008	$187,550

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company estimated the fair value of its derivative instruments using the Black-Scholes pricing model with the key assumptions summarized in Notes 2 and 6. The following is a reconciliation of the activities of the derivative liabilities during the six months ended June 30, 2008:

Fair value estimates for derivative liabilities using significant unobservable inputs (Level 3)

Six Months Ended June 30, 2008
Balance at January 1, 2008	$—
Reclassification of outstanding warrants and options from equity to derivative liabilities at February 14, 2008	1,255,317
Derivative liabilities related to issuance of convertible note payable, related party	280,347
Change in fair value recorded in condensed statements of operations	(198,315)
Reclassification of outstanding warrants and options from derivative liabilities to equity due to amendment of convertible note payable on June 27, 2008	(1,337,349)

Ending balance at June 30, 2008	$—

The following is a reconciliation of the activities of the derivative asset during the six months ended June 30, 2008:

Fair value estimates for derivative asset using significant unobservable inputs (Level 3)

Six Months Ended June 30, 2008
Beginning balance at January 1, 2008	$—
Derivative asset related to issuance of convertible note payable, related party	186,512
Change in fair value recorded in condensed statements of operations	(186,512)

Ending balance at June 30, 2008	$—

Note 5. Stock-Based Compensation

Stock-Based Compensation

The amount of stock-based compensation expense recognized in the three months ended June 30, 2008 and 2007 related to stock options was approximately $96,300 and $56,100, respectively. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was approximately $122,700 and $77,500, respectively. Stock-based compensation for the three and six months ended June 30, 2008 included approximately $65,400 of expense resulting from modification of two option grants.

A summary of the Company’s stock compensation expense for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$—	$3,024	$—	$6,014
Marketing and business development	10,348	16,775	15,408	31,717
General and administrative	85,944	36,287	107,313	39,813

Total stock-based compensation	$96,292	$56,086	$122,721	$77,544

There were no stock options granted during the three months ended June 30, 2008 or 2007. In determining the fair value of stock option modifications during the three months ended June 30, 2008 and of stock options granted during the six months ended June 30, 2008 and 2007, the following key assumptions were used in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.10% -3.27%	—	2.89% -3.27%	4.58%
Expected dividend yield	0	—	0	0
Expected term in years	3.00 – 5.50	—	3.00 – 5.50	6.25
Expected volatility	99% –107%	—	99% – 107%	100%

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three and six months ended June 30, 2008 and 2007, expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company determines the expected term by using the simplified method in accordance with Staff Accounting Bulletin (SAB) 107, as amended by SAB 110, as the average of the vesting period and the contractual term. The Company will continue to use the simplified method until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R, “Share-Based Payment,” also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior.

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

During each of the three months ended June 30, 2008 and 2007, the Company granted no options. During each of the six months ended June 30, 2008 and 2007, the Company granted to non-employee directors an aggregate of 120,000 options with an average fair value of $0.62 per share for both periods.

A summary of the Company’s stock option activity for the six months ended June 30, 2008 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	2,978,528	$1.22	5.27	$—
Granted	120,000	$0.80	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(83,334)	$0.75	—	—

Outstanding, June 30, 2008	3,015,194	$1.22	4.86	$20,000

Exercisable, June 30, 2008	2,625,194	$1.31	4.18	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.58 on June 30, 2008, which would have been received by the optionees had all of the options with exercise prices less than $0.58 been exercised on that date. As of June 30, 2008, total unrecognized stock-based compensation related to non-vested stock options was approximately $119,257, which is expected to be recognized over a weighted-average period of approximately 1.45 years.

The Company has a policy of issuing new shares to satisfy share option exercises.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company has reserved 5,355,000 shares of common stock for issuance pursuant to the 2000 Plan. As of June 30, 2008, 2,339,806 shares remained available for grants. Additional information regarding options outstanding as of June 30, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.50 - $0.85	815,500	7.59	$0.68	425,500	$0.76
$1.00 - $1.00	799,000	4.66	$1.00	799,000	$1.00
$1.20 - $1.80	1,241,250	3.27	$1.63	1,241,250	$1.63
$1.85 - $2.00	159,444	4.17	$1.89	159,444	$1.89

$0.50 - $2.00	3,015,194	4.86	$1.22	2,625,194	$1.31

Note 6. Stockholders’ Equity

Warrants and Non-Employee Options

As of December 31, 2007, the Company had outstanding warrants to purchase up to 2,700,544 shares of the Company’s common stock with per share exercise prices ranging from $0.25 to $6.00 and non-employee stock options to purchase up to 330,000 shares of the Company’s common stock with per share exercise prices ranging from $1.50 to $2.00. During the three months ended June 30, 2008, the Company issued to RBFSC a warrant to purchase up to 750,000 shares of its common stock in connection with the Amended Note discussed in Note 2.

Reclassification of Warrants and Non-Employee Stock Options

The Company’s convertible note payable issued on February 14, 2008, as discussed in Note 2, included a conversion feature and issuable warrant which created the potential for the Company to have an insufficient number of authorized common shares available to settle these instruments. As a result, the Company was required to reclassify, at fair value on February 14, 2008, all outstanding warrants and options subject to the provisions of EITF 00-19 from equity to derivative liabilities at fair value. Awards not subject to EITF 00-19 include grants to employees, officers and non-employee directors for board service as long as these grants have not been modified. The Company estimated the fair value of the outstanding warrants and options subject to EITF 00-19 to be $1,255,317, $1,011,103 and $781,677 at February 14, 2008, March 31, 2008 and June 27, 2008, respectively.

In determining the fair value of these warrants and non-employee stock options, the following key assumptions were used in the Black-Scholes option pricing model:

	February 14, 2008	March 31, 2008	June 27, 2008
Warrants
Risk-free interest rate	1.93% – 2.81%	1.55% – 2.46%	2.35 – 3.36%
Expected dividend yield	0	0	0
Expected term in years	1.14 – 5.29	1.02 – 5.25	0.77 – 5.00
Expected volatility	98% – 115%	98% – 115%	99% – 107%
Non-Employee Stock Options
Risk-free interest rate	2.05% – 2.34%	1.55% – 1.96%	2.35% – 2.92%
Expected dividend yield	0	0	0
Expected term in years	1.50 – 3.63	1.37 – 3.50	0.70 – 3.25
Expected volatility	102% – 115%	103% – 115%	106% – 107%

At each reporting period, as long as the warrants and non-employee options were outstanding and there was a potential for an insufficient number of authorized shares available to settle these instruments, the outstanding warrants and non-employee options were revalued and any difference from the previous valuation date was recognized as a change in fair value of derivative liabilities and charged or credited to the statement of operations in accordance with SFAS 133 and EITF 00-19. The fair value of these derivative liabilities decreased by $244,214 from February 14, 2008 to March 31, 2008, and further decreased by $229,426 from March 31, 2008 to June 27, 2008.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On June 27, 2008, the Company entered into an amendment to the convertible note payable (See Note 2) which effectively extinguished the original note payable and related derivative instruments. In accordance to the guidance of EITF No. 96-19, the Company accounts for this modification as an extinguishment of the original note payable. As a result of the modification, outstanding warrants and non-employee options were no longer considered to include a “net cash settlement” provision within the meaning of EITF 00-19, and, therefore, the Company reclassified their fair value from derivative liabilities to equity.

Equity Financing

On March 5, 2007, the Company closed a private equity financing, receiving cash of approximately $2.0 million in exchange for 2,666,666 shares of common stock. In a second closing held on March 26, 2007, the Company received cash of $148,750 in exchange for 198,332 shares of common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average outstanding options	3,015,194	2,856,362	2,991,513	2,894,289
Weighted average outstanding warrants	2,725,269	2,700,544	2,712,907	2,700,544

Note 8. Property and Equipment

Property and equipment consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Machinery and equipment	$547,483	$546,496
Website	17,000	—
Furniture and fixtures	54,546	48,486
Leasehold improvements	43,993	43,993

	663,022	638,975
Less accumulated depreciation	(540,359)	(512,466)

Property and equipment, net	$122,663	$126,509

Aggregate depreciation expense for property and equipment during the three months ended June 30, 2008 and 2007 was $15,181 and $23,820, respectively. Aggregate depreciation expense for property and equipment during the six months ended June 30, 2008 and 2007 was $30,511 and $48,522, respectively.

Note 9. Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(724,836)	(685,397)

Intangible assets, net	$393,043	$432,482

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for intangible assets during the three months ended June 30, 2008 and 2007 was $19,720 and $19,722, respectively. Amortization expense for intangible assets during the six months ended June 30, 2008 and 2007 was $39,439 and $39,442, respectively.

Note 10. Total Comprehensive Income (Loss)

Total comprehensive loss for the three months ended June 30, 2008 was $1,430,745 compared to $831,162 for the same period in 2007. For the six months ended June 30, 2008, total comprehensive loss was $2,705,743 compared to $1,643,651 for the six months ended June 30, 2007. The difference between net loss as reported and total comprehensive loss is the unrealized gain on our marketable securities.

Note 11. Liquidity and Capital Resources

For the six months ended June 30, 2008, the Company incurred a net loss of $2,723,293 and cash used in operations was $1,553,962. Cash provided by investing activities of $473,335 for the six months ended June 30, 2008, primarily represented the proceeds from sales of auction rate securities, partially offset by the acquisition of assets. Cash flow from financing activities was $2,994,740 for the six months ended June 30, 2008, which reflects the net proceeds from the Company’s issuance of a convertible note (See Note 2).

At June 30, 2008, the Company had $2,375,403 in cash and cash equivalents and $187,550 in marketable securities, as discussed in Note 3. The Company estimates that its cash and cash equivalents will be sufficient to fund its operations at planned levels for the remainder of 2008.

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

Note 12. Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Customer A	40%	17%	23%	35%
Customer B	23%	30%	18%	22%
Customer C	25%	46%	—	32%
Customer D	—	—	40%	—
Customer F	11%	—	—	—

Note 13. Agreements

Separation Agreement

David H. Kirske resigned as the Company’s Vice President and Chief Financial Officer on June 23, 2008. In connection therewith and in consideration of a release by Mr. Kirske of the Company and its affiliates and contingent on the expiration of the revocation period thereunder, the Company agreed to pay Mr. Kirske following

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

his resignation an aggregate amount of $90,000, payable in accordance with the Company’s customary payroll schedule, together with a $17,500 cash payment. In addition, the Company agreed to extend the period during which Mr. Kirske may exercise his vested options from 90 days to three years from the date of his resignation.

Amendment to Employment Agreement

On June 30, 2008, the Company amended its employment agreement with Robin L. Carmichael, the Company’s Vice President, Marketing and Business Development, pursuant to which Ms. Carmichael’s annual base salary was increased from $200,000 to $225,000 effective May 15, 2008 and the vesting schedule of Ms. Carmichael’s performance stock options was amended as follows: (i) if the Company recognizes net revenue (as defined in the employment agreement) of at least $1.0 million but less than $1.25 million in 2008, an aggregate of 25,000 shares shall vest and become exercisable; (ii) if the Company recognizes net revenue of at least $1.25 million but less than $1.5 million in 2008, an aggregate of 75,000 shares shall vest and become exercisable; and (iii) if the Company recognizes net revenue of at least $1.5 million in 2008, an aggregate of 100,000 shares shall vest and become exercisable.

Note 14. Commitments and Contingencies

Purchase Commitment

In August 2007, the Company entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of June 30, 2008, the Company had placed orders totaling approximately $109,400 under this agreement.

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

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (SEC) after the date of this Quarterly Report.

Business Overview

Helix BioMedix, Inc. is a biopharmaceutical company with an extensive library of structurally diverse bioactive peptides and a portfolio of patents covering hundreds of thousands of peptide sequences. Our mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically-applied products which offer the benefits of our advanced bioactive small molecule peptide technology. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides.

We have developed short, small-chain peptides with anti-infective, anti-inflammatory and modulatory properties such as the stimulation of cell proliferation and migration. These peptides are targeted for use as ingredients in cosmetics and as new topical therapeutics. Possible applications include anti-aging skin care, acne treatment, wound healing, and the treatment of fungal dermatoses.

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

Revenue Recognition. We generate revenue from technology licenses, joint development agreements, peptide sales and administrative services revenue from a related party. Revenue under technology licenses may include up-front payments and royalties from product sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. For agreements with multiple elements, we follow the Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) any undelivered items have objective and reliable evidence of fair value; and (3) delivery or performance of the undelivered items that have a right of return is probable and within our control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, we estimate the period based upon other factors contained within the agreement. Our management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

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

•

Administrative Services Revenue. Administrative services revenue consists of fees received from DermaVentures, a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses we incur on DermaVentures’ behalf. Administrative services revenue is typically invoiced to DermaVentures at cost and is recorded as earned when services have been rendered, no obligations remain outstanding and collection is reasonably assured. In accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” fees received from DermaVentures are reported as administrative services revenue, while related costs are included in operating expenses in the statements of operations.

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

Valuation of Warrants and Non-Employee Stock Options. We account for our warrants and non-employee stock options in accordance with the provisions of SFAS 133 and EITF 00-19, which require these instruments to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants and non-employee stock options that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value, and warrants that require settlement in shares are recorded as equity instruments.

We estimate the fair value of these derivative liabilities and equity instruments using a Black-Scholes model and use estimates for an expected dividend yield, a risk-free interest rate, and expected volatility. At each reporting period, as long as the derivative liabilities were outstanding and there was a potential for an insufficient number of authorized shares available to settle these instruments, they were revalued and any difference from the previous valuation date would be recognized as a change in fair value in our statement of operations.

Valuation of Conversion Features Related to Convertible Note Payable, Related Party. In accordance with SFAS 133, we were required to separately account for the fair value of our right to automatically convert the note payable to equity pursuant to the terms of the convertible note payable issued on February 14, 2008 (See Note 2 of our Notes to Condensed Financial Statements). We estimated the fair value of this right using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected asset-based volatility, together with management’s estimate of the probability of exercise of the puts.

On June 27, 2008, we entered into an amendment to the convertible note payable which effectively extinguished the original note payable, including its embedded derivative instruments. The June 27, 2008 fair value of the separately-accounted-for embedded derivative instruments was credited to additional paid-in capital as part of recording the capital transaction resulting from the extinguishment of the original note payable.

Valuation of Call Option Related to Convertible Note Payable, Related Party. The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. Under the guidance of SFAS 133, we are required to separately account for the fair value of the call option. We determined that the call option had no value at February 14, 2008, March 31, 2008 or June 30, 2008, based on an analysis of the rights this feature contained and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party. The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 allows us to prepay the unpaid balance of the convertible note and accrued interest at any time and without penalty. Under the guidance of SFAS 133, we are required to separately account for the fair value of the prepayment right. We determined that this right had no value at February 14, 2008, March 31, 2008 or June 30, 2008, based on an analysis of the right and the likelihood of its exercise.

Results of Operations

As of June 30, 2008, our accumulated deficit was approximately $30,290,200. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs. Our net loss for the three months ended June 30, 2008 was approximately $1,448,300, or $0.06 per share, reflecting an increase of approximately $617,100 compared to $831,200, or $0.03 per share, for the same period in 2007. Excluding administrative services revenue from a related party and related costs, the increase in net loss for the second quarter of 2008 compared to the same period in 2007 was primarily due to a decrease in peptide sales of approximately $117,800, an increase in operating expenses of $77,100 and an increase in interest expense and other non-operating expenses related to the convertible note payable of $456,400, partially offset by an increase in royalty revenue of approximately $42,600. Net loss for the six months ended June 30, 2008 was approximately $2,723,300, or $0.11 per share, representing an increase of $1,079,600 compared to $1,643,700, or $0.07 per share, for the six months ended June 30, 2007. Excluding administrative services revenue from a related party and related costs, the increase in net loss for the first six months of 2008 compared to the same period in 2007 was primarily due to a decrease in peptide sales of approximately $53,400, an increase in operating expenses of approximately $231,100 and an increase in interest expense and other non-operating expenses relating to the convertible note payable of $913,300, partially offset by an increase in development fees and royalty revenue of approximately $160,200.

Revenue

Revenue in the three months ended June 30, 2008 and 2007 consisted primarily of license fees, development fees, peptide sales and administrative services revenue as summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
License and development fees	$59,330	$16,747	254.3%	$206,392	$46,241	346.3%
Peptide sales	6,143	59,507	(89.6)%	99,451	88,435	12.5%
Peptide sales, related party	—	64,400	*	—	64,400	*
Administrative services revenue, related party	21,772	—	*	21,772	—	*

Total revenue	$87,245	$140,654	(38.0)%	$327,615	$199,076	64.6%

*	Percentage not meaningful

Revenue for the three months ended June 30, 2008, excluding administrative services revenue from DermaVentures, a related party, compared to the same period last year decreased by approximately $75,200 or 53.5%. The revenue decrease was comprised of a decrease in peptide sales of approximately $117,800, partially offset by an increase in licensing fees of approximately $42,600. Peptide sales to DermaVentures in the second quarter of 2008 were $0 compared to $64,400 for the same period in 2007.

Revenue for the six months ended June 30, 2008, excluding administrative services revenue from DermaVentures, compared to the same period last year increased by approximately $106,800, or 53.6%, due primarily to an increase in licensing and development fees of $160,200, partially offset by a decrease of $53,400 in peptide sales. Development fees increased by $130,000 during the first six months of 2008 compared to the same period in 2007, due to the timing of the achievement of certain milestones. Licensing fees increased by approximately $30,200 during the six months ended June 30, 2008, reflecting royalty earned from peptide sales in 2007.

Revenue for the three and six months ended June 30, 2008 included $21,800 of administrative services revenue received from DermaVentures, a related party, for marketing costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. Administrative services revenue is typically invoiced to DermaVentures at cost and therefore has no net effect on net income (loss).

Cost of Revenue

Cost of revenue consists of (1) cost of peptides sold, (2) cost of administrative services revenue from DermaVentures, a related party, which includes primarily marketing campaign costs associated with DermaVentures’ product line and other out-of pocket expenses we incur on DermaVentures’ behalf, and (3) other cost of revenue, which may include the cost of materials used in development activities and professional fees incurred related to development agreements. The following table provides cost of revenue data for the three and six months ended June 30, 2008. There was no other cost of revenue or cost of administrative services revenue for the three and six months ended June 30, 2007.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Cost of peptides	$6,085	$10,421	(41.6)%	$75,469	$10,421	624.2%
Percentage of total revenue	7.0%	7.4%		23.0%	5.2%
Percentage of related revenue	99.1%	8.4%		75.9%	11.8%
Cost of administrative services revenue, related party	$21,772	—	*	$21,772	—	*
Percentage of total revenue	25.0%	—		6.6%	—
Percentage of related revenue	100.0%	—		100.0%	—
Other cost of revenue	—	—	*	$38,781	—	*
Percentage of total revenue	—	—		11.8%	—
Percentage of related revenue	—	—		18.8%	—

*	Percentage not meaningful

Cost of peptide sales for the three months ended June 30, 2008, excluding cost of administrative services revenue, was approximately $6,100, a decrease of $4,300, or 41.6%, compared to the same period in 2007. Cost of peptide sales for the six months ended June 30, 2008, excluding cost of administrative services revenue, was approximately $75,500, an increase of $65,000, or 624.2%, compared to the same period in 2007. Peptide sales in the first six months of 2008 resulted in a positive margin because peptides are sold at cost only to certain customers based on the terms of respective licensing agreements. Peptide sales in the three and six months ended June 30, 2007 resulted in a large margin because the peptides sold in those periods had been written down to their net estimated realizable value in 2006.

Cost of administrative services revenue for the three and six months ended June 30, 2008 consisted of approximately $18,700 related to marketing services and $3,100 of out-of-pocket expenses. Cost of administrative services revenue for the three and six months ended June 30, 2007 was not material.

Other cost of revenue for the six months ended June 30, 2008 consisted primarily of professional fees for services performed in connection with a joint development agreement. We did not incur any other cost of revenue for the three months ended June 30, 2008 or for the three and six months ended June 30, 2007.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and benefit expenses, stock-based compensation, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the three and six months ended June 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Research and development	$198,238	$202,458	(2.1)%	$393,415	$407,955	(3.6)%
Percentage of total revenue	227.2%	143.9%		120.1%	204.9%

R&D expenses for the three months ended June 30, 2008 compared to the same period last year decreased by approximately $4,200, or 2.1%, due primarily to lower spending in lab consumables and external studies of approximately $12,100 and a decrease of approximately $3,000 in stock-based compensation, partially offset by an increase of approximately $10,900 in employee-related expenses.

R&D expenses for the six months ended June 30, 2008 compared to the same period last year decreased by approximately $14,500, or 3.6%, due primarily to lower spending in lab consumables and external studies of approximately $38,400 and a decrease of approximately $6,000 in stock-based compensation, partially offset by an increase of approximately $28,000 in employee-related expenses and $1,900 of other R&D expenses.

Employee-related expenses for the three and six months ended June 30, 2008 included approximately $7,400 and $18,000, respectively, of employee benefits that were recorded in general and administrative expenses in previous years. For the remainder of 2008, we expect R&D expenses to remain relatively consistent with the level experienced during the first six months of 2008.

Marketing and Business Development Expenses

Marketing and business development (M&BD) expenses consist primarily of salaries and benefit expenses, stock-based compensation, consulting fees and various marketing costs. M&BD expenses for the three and six months ended June 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Marketing and business development	$89,041	$105,123	(15.3)%	$203,728	$209,334	(2.7)%
Percentage of total revenue	102.1%	74.7%		62.2%	105.2%

M&BD expenses for the three months ended June 30, 2008, decreased by approximately $16,100, or 15.3%, compared to the same period in 2007. The decrease was primarily attributable to decreases of approximately $15,300 in consulting fees, $5,200 in employee-related expenses and $6,400 in stock-based compensation, partially offset by an increase of approximately $10,800 in marketing expenses.

M&BD expenses for the six months ended June 30, 2008, decreased by approximately $5,600, or 2.7%, compared to the same period in 2007. The decrease was primarily attributable to decreases of approximately $18,100 in employee-related expenses and $16,300 in stock-based compensation, partially offset by increases of approximately $12,000 in consulting fees and $16,800 in marketing expenses.

Employee-related expenses for the three and six months ended June 30, 2008 included approximately $2,300 and $4,600, respectively, of employee benefits that were recorded in general and administrative expenses in previous years. For the remainder of 2008, we expect M&BD expenses to increase slightly from the level experienced during the first six months of 2008 due to anticipated increased activities in product marketing and business development efforts.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation, consulting fees and general corporate expenditures. G&A expenses for the three and six months ended June 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
General and administrative	$586,650	$502,004	16.9%	$1,020,019	$892,711	14.3%
Percentage of total revenue	672.4%	356.9%		311.3%	448.4%

G&A expenses for the three months ended June 30, 2008, increased by approximately $84,600, or 16.9%, compared to the same period in 2007. The increase was primarily due to increases of approximately $76,500 in employee-related expenses and $49,700 in stock-based compensation, partially offset by a decrease of approximately $41,600 in general corporate expenses.

G&A expenses for the six months ended June 30, 2008, increased by approximately $127,300, or 14.3%, compared to the same period in 2007. The increase was primarily due to increases of approximately $65,300 in employee-related expenses and $67,500 in stock-based compensation, partially offset by a decrease of approximately $5,500 in general corporate expenses.

For the three and six months ended June 30, 2008, the increase in employee-rated expenses included an aggregate of $107,500 of severance and other cash payments, and the increase in stock-based compensation included approximately $60,000 of expense related to the modification of an option grant, all related to the departure of the Company’s Chief Financial Officer in June 2008. The decrease in other G&A expenses was primarily due to lower spending in compliance costs associated with the Sarbanes-Oxley Act of 2002 and consulting fees. For the remainder of 2008, we expect G&A expenses to be consistent with the level experienced during the first six months of 2008, net of severance expenses.

Accounting, Legal and Professional Fees Expenses

Accounting, legal and professional fees expenses for the three and six months ended June 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Accounting, legal and professional fees	$159,502	$133,746	19.3%	$320,317	$282,223	13.5%
Percentage of total revenue	182.8%	95.1%		97.8%	141.8%

Accounting, legal and professional fees expenses for the three months ended June 30, 2008 increased by approximately $25,800, or 19.3%, compared to the same period in 2007. The increase was primarily due to an increase in accounting fees of approximately $43,900, partially offset by a $18,100 decrease in legal and other professional fees associated with patent applications, license agreement negotiations and other corporate matters.

Accounting, legal and professional fees expenses for the six months ended June 30, 2008 increased by approximately $38,100, or 13.5%, compared to the same period in 2007. The increase was primarily due to an increase in accounting fees of approximately $52,200, partially offset by a $14,100 decrease in legal and other professional fees.

For the remainder of 2008, we expect accounting, legal and professional fees to increase from the level experienced during the first six months of 2008 due to increased activities associated with our capital raising efforts.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and six months ended June 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Depreciation and amortization	$34,901	$43,542	(19.8)%	$69,950	$87,964	20.5%
Percentage of total revenue	40.0%	31.0%		21.4%	44.2%

Depreciation and amortization expenses for the three months ended June 30, 2008, decreased by approximately $8,600, or 19.8%, compared to the same period last year and for the six months ended June 30, 2008, decreased by approximately $18,000, or 20.5%, compared to the same period last year. The decrease for the three and six months ended June 30, 2008 was primarily due to incremental depreciation expenses from assets purchased being offset by reduced depreciation from other assets becoming fully depreciated. For the remainder of 2008, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first six months of 2008.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense related to the convertible note payable, accretion of discount on the convertible note payable, change in valuation of derivative instruments and unrealized loss related to ARS deemed to be other than temporary. Other income (expense), net for the three and six months ended June 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Interest income	$17,074	$25,478	(33.0)%	$35,864	$47,881	(25.1)%
Interest expense on convertible note payable, related party	(63,120)	—	*	(93,698)	—	*
Accretion of discount on convertible note payable, related party	(546,011)	—	*	(831,426)	—	*
Change in value of derivative instruments, including related party	152,706	—	*	11,803	—	*
Unrealized loss of marketable securities	—	—	*	(30,000)	—	*

Other income (expense), net	$(439,351)	$25,478	(1824.4)%	$(907,457)	$47,881	(1995.2)%

*	percentage not meaningful

Interest Income. Interest income for the three and six months ended June 30, 2008 decreased by approximately $8,400, or 33.0%, and $12,000, or 25.1%, compared to the respective periods in 2007, due primarily to lower average cash and investment balances and lower interest rates. For the remainder of 2008, we expect interest income to decrease gradually as our balance in cash and cash equivalents decreases.

Interest Expense. For the three and six months ended June 30, 2008, interest expense related to the convertible note payable issued to a related party was approximately $63,100 and $93,700, respectively. We anticipate future quarterly interest expense to be consistent with the levels experienced with the three months ended June 30, 2008 until the note is repaid or converted.

Accretion of Discount on Convertible Note Payable, Related Party. For the three and six months ended June 30, 2008, accretion of discount on convertible note payable issued on February 14, 2008 was approximately $546,000 and $831,400, respectively, which represented the increase in carrying value of the convertible note from the issuance date through June 27, 2008. At June 27, 2008, this convertible note payable was effectively extinguished and replaced by an amended note payable (see Note 2 of the Notes to our Condensed Financial Statements). As a result, we expect no further accretion of discount on the convertible note payable.

Change in Value of Derivative Instruments. For the period from April 1, 2008 to June 27, 2008, the change in fair value of derivative instruments resulted in a net gain of approximately $152,700, comprised of a decrease of approximately $229,500 in the fair value of outstanding warrants and non-employee stock options, partially offset by a decrease of approximately $24,200 in the fair value of the put option and an increase of $52,600 in the fair value of the warrant related to the original convertible note payable. For the period from February 14, 2008 to June 27, 2008, the change in fair value of the derivative instruments resulted in a net gain of approximately $11,800, comprised of a decrease of approximately $473,700 in the fair value of outstanding warrants and non-employee stock options, partially offset by a decrease of $186,500 in the fair value of the put option and an increase of approximately $275,400 in the fair value of the warrant related to the original convertible note payable. The change in fair value of these derivative instruments depends on a number of factors, including risk-free interest rates, stock price volatility and estimated expected terms for these instruments, and, for the warrant and put option related to the convertible note payable, the probability of exercise. In accordance with EITF 96-19, at the amendment of the convertible note payable on June 27, 2008, we recorded an extinguishment of the original convertible note payable and reclassified the fair value of the then outstanding derivative instruments to equity.

Unrealized Loss on Marketable Securities. For the three and six months ended June 30, 2008, we recognized an unrealized loss of $30,000 on our investment in ARS due to the current lack of liquidity associated with these investments. At June 30, 2008, we estimated that the fair value of our ARS was approximately $187,600, an increase of $17,600 from March 31, 2008, based on a valuation of other investments carrying similar interest rates and expected maturities and, accordingly, recorded a change in fair value of $17,600 in accumulated other comprehensive income (loss). We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will stabilize.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2008, we had approximately $2,375,400 in cash and cash equivalents and $187,600 in available-for-sale marketable securities, compared to approximately $461,300 in cash and cash equivalents and $700,000 in available-for-sale marketable securities at December 31, 2007. The increase in cash and cash equivalents from December 31, 2007, was primarily attributable to the net proceeds of approximately $3,000,000 from our issuance of a convertible note payable and $500,000 from sales of marketable securities, partially offset by cash used in operations of approximately $1,554,000 during the first six months of 2008.

We use a professional investment management firm to manage a portion of our invested cash. At June 30, 2008, our available-for-sale marketable securities, comprised of ARS, were $200,000 at par value. These securities are structured to allow for interest rate resets at approximately every 28 days, but with contractual maturities that are well in excess of ten years. Historically, the carrying value of ARS approximated fair value due to the frequent interest rate resets. Of the ARS we hold, an aggregate of $100,000 (par value) was issued by state agencies and is supported by student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP) and the remaining $100,000 (par value) was issued by municipalities and repayment is insured by MBIA Insurance Corporation, a bond insurance company. Our ARS are rated by the major independent rating agencies as AAA and AA investments. Until early February 2008, the ARS market was fairly liquid and we were able to auction to sell these securities at par at the end of each reset period or continue to hold them. During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. Since March 2008, we have experienced failed auctions of our ARS. These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity. While we continue to earn and receive interest on these investments, we deemed that the estimated fair value of these ARS no longer approximates par value. At March 31, 2008, we concluded that the fair value of these ARS was $170,000 and considered the impairment to be other-than-temporary. As a result, we recorded an unrealized loss of $30,000 in the statement of operations for the first quarter of 2008. At June 30, 2008, we estimated that the fair value of our ARS was approximately $187,600 based on the valuation of other investments carrying similar interest rates and expected maturities and, accordingly, recorded a change in fair value of approximately $17,600 in accumulated other comprehensive income (loss). In July 2008, one of our ARS in the amount of $50,000 was called by the issuer at par. In the event that we need to liquidate the remainder of our investments in ARS, we may not be able to do so without a loss of principal until (1) a future auction of these securities is successful, (2) we are able to sell the securities in a secondary market, or (3) the issuer calls the securities pursuant to a mandatory tender or redemption prior to maturity. As such, with the exception of

$50,000 of ARS that was called by the issuer in July 2008 and converted to cash, our investment in ARS currently lacks short-term liquidity and was therefore presented as non-current marketable securities as of June 30, 2008. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will stabilize.

Cash used in operating activities for the six months ended June 30, 2008, was approximately $1,554,000, derived primarily from the net loss for the period of approximately $2,723,300, adjusted by non-cash expenses, including approximately $70,000 of depreciation and amortization of intangible assets, $122,700 of stock-based compensation, $93,700 of interest expense, $831,400 of accretion of discount on the convertible note payable issued on February 14, 2008, $11,800 of change in fair value of derivative instruments, $30,000 of unrealized loss on marketable securities and a net decrease of working capital, excluding cash, cash equivalents and available-for-sale marketable securities, of approximately $33,300. Cash used in operations for the six months ended June 30, 2007, was approximately $1,654,900, due primarily to the net loss for the period of approximately $1,643,700, adjusted by non-cash expenses, including $88,000 of depreciation and amortization and $77,500 of stock-based compensation, and a net increase in working capital, excluding cash, cash equivalents and available-for-sale marketable securities, of $176,800.

Accounts receivable increased by $43,400 during the six months ended June 30, 2008, compared to a decrease of $141,600, which included $64,500 of accounts receivable from a related party, for the same period in 2007. The fluctuations were primarily attributable to the timing of peptide orders, royalty reports received from our licensees and the achievement of certain milestones. Inventory, comprised of peptides held for resale, decreased by approximately $12,300 and $34,800 in the first six months of 2008 and 2007, respectively, due primarily to increased peptide sales. Deferred revenue decreased by $130,000 and $10,000 in the six months ended June 30, 2008 and 2007, respectively. As our deferred revenue is typically associated with license and development agreements, the decreases were due primarily to the timing of the achievement of certain milestones.

During the six months ended June 30, 2008 and 2007, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale marketable securities, and acquisition of capital equipment. Cash provided by investing activities was approximately $473,300 during the first six months of 2008, consisting of sale proceeds of marketable securities of $500,000, partially offset by purchases of capital equipment of approximately $26,700. For the six months ended June 30, 2007, cash used by investing activities was approximately $776,700, consisting of net purchases of marketable securities of $775,000 and acquisition of capital equipment of approximately $1,800. For 2008, we do not expect the level of capital expenditures to be significant.

Cash provided by financing activities for the six months ended June 30, 2008 and 2007 was approximately $2,994,700 and $2,143,400, respectively. In February 2008, we issued to RBFSC, Inc., a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum, which Note was subsequently amended in June 2008 (see Note 2 of the Notes to our Condensed Financial Statements for a detailed discussion of the Note). The principal balance and accrued interest are due on the earlier of July 1, 2011, or upon an event of default under the Note, including in the event that we file for bankruptcy On March 5, 2007, we closed a private equity financing, receiving cash of approximately $2,000,000 in exchange for 2,666,666 shares of common stock. In a second closing held on March 26, 2007, we received cash of approximately $148,750 in exchange for 198,332 shares of common stock.

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

Contractual Obligations and Purchase Commitments

The following table summarizes our contractual obligations and purchase commitment and the effect such obligations are expected to have on liquidity in future periods as of June 30, 2008:

Contractual Obligations and Purchase Commitments	Less than 1 year	More than 1 year	Total
Operating lease	$76,261	$32,165	$108,426
Purchase obligations(1)	124,627	—	124,627
Convertible note payable, related party and related accrued interest(2)	—	3,092,712	3,092,712
Severance payments	90,000	—	90,000

Total contractual obligations and purchase commitments	$290,888	$3,124,877	$3,415,765

(1)	On August 2, 2007, we entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of June 30, 2008, we had purchased a total of approximately $109,400 under this agreement.

(2)	Not included is the accretion of debt discount related to the convertible note payable, related party. Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011, or when called by the note holder upon an event of default, including in the event we file for bankruptcy. Assuming no principal prepayments on this convertible note payable and no conversion into equity before July 1, 2011, we would incur approximately $811,000 of total interest on the original and amended convertible note payable.

Recent Accounting Pronouncements

With the exception of those discussed below and in Note 4 of the Notes to our Condensed Financial Statements, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008 that have a material impact on our results of operations and financial position from those described in the our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact, if any, this standard will have on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (FSO 142-3), “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We are currently evaluating the impact of FSP 142-3 on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have an effect on our financial position, results of operations or cash flows.

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

There has been no change in our internal control over financial reporting during the quarter that ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Please see our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report for the three months ended March 31, 2008 for a description of some of the risks and uncertainties that we face. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 15, 2008, at which there were two matters submitted to a vote of security holders:

1.	To elect four Class II directors to serve until the 2011 Annual Meeting of Stockholders or until such directors’ successors are elected and qualified:

Nominee	For	Withheld
John C. Fiddes	15,341,185	136,248
Jeffrey A. Miller	15,341,205	136,228
David M. O’Connor	15,341,231	136,202
Daniel O. Wilds	15,309,231	168,202

2.	To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain
15,392,504	49,886	35,043

ITEM 6.	Exhibits.

Exhibit Number (Referenced to Item 601 of Regulation S-K)	Exhibit Description

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

4.1	Rights Agreement dated August 21, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

10.5(b)	Second Amendment to Employment Letter Agreement dated effective as of June 30, 2008 between the Company and Robin L. Carmichael

10.17(c)	First Amendment to Note and Warrant Purchase Agreement and Convertible Promissory Note dated as of June 27, 2008 between the Company and RBFSC, Inc.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2008

HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty
President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)