Form 10-Q
period 2008-09-30
HELIX BIOMEDIX INC
filed 2008-11-05
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,728,225	$461,290
Restricted cash – subscription deposits for convertible debt offering (Note 2)	735,000	—
Marketable securities, current	50,000	700,000
Accounts receivable, net	108,829	83,915
Inventory	81,589	65,279
Prepaid expenses and other current assets	99,925	144,074

Total current assets	2,803,568	1,454,558
Deposits	8,522	8,522
Property and equipment, net	110,166	126,509
Intangible assets, net	373,322	432,482

Total assets	$3,295,578	$2,022,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$139,673	$95,071
Accrued compensation and benefits	95,014	63,813
Accrued expenses	28,718	60,269
Deferred revenue	—	130,000
Other current liabilities – subscription deposits for convertible debt offering (Note 2)	735,000	—

Total current liabilities	998,405	349,153
Deferred rent	2,221	2,205
Convertible note payable, related party	3,000,000	—
Accrued interest on convertible note payable, related party	150,575	—

Total liabilities	4,151,201	351,358
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at September 30, 2008, and December 31, 2007	25,654	25,654
Additional paid-in capital	30,171,643	29,211,972
Accumulated deficit	(31,057,920)	(27,566,913)
Accumulated other comprehensive income	5,000	—

Total stockholders’ equity (deficit)	(855,623)	1,670,713

Total liabilities and stockholders’ equity (deficit)	$3,295,578	$2,022,071

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Licensing and development fees	$56,859	$105,971	$263,251	$152,212
Peptide sales	89,131	53,397	188,582	141,832
Peptide sales, related party	—	—	—	64,400
Administrative services revenue, related party	10,549	—	32,321	—

Total revenue	156,539	159,368	484,154	358,444
Operating expenses:
Cost of peptide sales	88,062	53,277	163,531	63,698
Cost of administrative services revenue, related party	10,549	—	32,321	—
Other cost of revenue	30	20,396	38,811	20,396
Research and development	173,638	174,615	567,053	582,570
Marketing and business development	91,625	127,805	295,353	337,139
General and administrative	390,068	522,423	1,410,087	1,415,132
Accounting, legal and professional fees	119,560	140,909	439,877	423,132
Depreciation and amortization	32,218	44,172	102,168	132,138

Total operating expenses	905,750	1,083,597	3,049,201	2,974,205

Loss from operations	(749,211)	(924,229)	(2,565,047)	(2,615,761)
Other income (expense):
Interest income	14,360	24,461	50,224	72,342
Interest expense on convertible note payable, related party	(57,863)	—	(151,561)	—
Accretion of discount on convertible note payable, related party	—	—	(831,426)	—
Change in value of derivative instruments, including related party	—	—	11,803	—
Unrealized loss on marketable securities	—	—	(30,000)	—
Realized gain on redemption of marketable securities	25,000	—	25,000	—

Other income (expense), net	(18,503)	24,461	(925,960)	72,342
Net loss	$(767,714)	$(899,768)	$(3,491,007)	$(2,543,419)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.14)	$(0.10)

Weighted average shares outstanding	25,653,512	25,653,512	25,653,512	24,966,608

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND TOTAL

COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2007 and for the Nine Months Ended September 30, 2008

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Number of Shares	Amount
Balance at December 31, 2006	22,788,514	$22,788	$26,908,198	$(24,132,909)	$—	$2,798,077	$—
Proceeds from 2007 private placement, net	2,864,998	2,866	2,140,492	—	—	2,143,358	—
Stock-based compensation	—	—	163,282	—	—	163,282	—
Net loss for the year	—	—	—	(3,434,004)	—	(3,434,004)	(3,434,004)

Balance at December 31, 2007	25,653,512	25,654	29,211,972	(27,566,913)	—	1,670,713	(3,434,004)
Stock-based compensation	—	—	144,322	—	—	144,322	—
Reclassification of warrants and options from equity to derivative liabilities	—	—	(1,255,317)	—	—	(1,255,317)	—
Extinguishment of convertible note payable, related party	—	—	733,317	—	—	733,317	—
Reclassification of warrants and options from derivative liabilities to equity	—	—	1,337,349	—	—	1,337,349	—
Unrealized gain on marketable securities	—	—	—	—	30,000	30,000	30,000
Reclassification of realized gain to statement of operations due to redemption of marketable securities	—	—	—	—	(25,000)	(25,000)	(25,000)
Net loss	—	—	—	(3,491,007)	—	(3,491,007)	(3,491,007)

Balance at September 30, 2008	25,653,512	$25,654	$30,171,643	$(31,057,920)	$5,000	$(855,623)	$(3,486,007)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(3,491,007)	$(2,543,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,168	132,138
Stock-based compensation expense	144,322	135,758
Interest expense on convertible note payable, related party	151,561	—
Accretion of discount on convertible note payable, related party	831,426	—
Change in valuation of derivative instruments, including related party	(11,803)	—
Unrealized loss on marketable securities	30,000	—
Realized gain on redemption of marketable securities	(25,000)	—
Changes in assets and liabilities:
Accounts receivable, net	(24,914)	(192,378)
Inventory	(16,310)	(39,031)
Prepaid expenses and other current assets	44,149	58,901
Deposits	—	(4,311)
Accounts payable	44,602	38,038
Accrued compensation and benefits	31,201	(69,983)
Accrued expenses	(31,535)	45,652
Deferred revenue	(130,000)	69,000

Net cash used in operating activities	(2,351,140)	(2,369,635)

Cash flows from investing activities
Purchases of marketable securities	—	(1,300,000)
Proceeds from sales and redemption of marketable securities	650,000	1,480,000
Restricted cash from convertible debt subscription	(735,000)	—
Purchases of property and equipment	(26,665)	(27,295)

Net cash provided by (used in) investing activities	(111,665)	152,705

Cash flows from financing activities
Cash deposits for convertible debt subscription	735,000	—
Proceeds from issuance of convertible note payable, related party	3,000,000	—
Financing costs related to convertible note payable, related party	(5,260)	—
Proceeds from issuance of common stock and warrants, net	—	2,143,358

Net cash provided by financing activities	3,729,740	2,143,358

Net increase (decrease) in cash and cash equivalents	1,266,935	(73,572)
Cash and cash equivalents at beginning of period	461,290	1,276,901

Cash and cash equivalents at end of period	$1,728,225	$1,203,329

Supplemental cash flow information
Non-cash investing and financing activities:
Reclassification of warrants and options from equity to derivative liabilities	$1,255,317	$—

Extinguishment of convertible note payable, related party	$733,317	$—

Reclassification of warrants and options from derivative liabilities to equity	$1,337,349	$—

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited condensed financial statements of Helix BioMedix, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the SEC rules and regulations for quarterly reporting. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2008.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the carrying amount of investments, property, plant and equipment, and intangibles; valuation allowances for receivables, inventories and deferred income tax assets; and valuation of stock-based compensation, notes payable and obligations related to derivative instruments. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2008.

Reclassification

Reclassifications of prior years’ balances have been made to conform to the current format.

In the Condensed Statements of Operations, the reclassifications include (1) marketing and business development expenses being separated from general and administrative expenses, and (2) fees received from a related party and associated costs being presented as administrative services revenue and cost of administrative services revenue, respectively. These reclassifications had no impact on the financial results in the periods presented.

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

•

Administrative Services Revenue, Related Party. Administrative services revenue consists of fees received from DermaVentures, LLC, a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses the Company incurs on DermaVentures’ behalf. Administrative services revenue is typically invoiced to DermaVentures at cost and is recorded as earned when services have been rendered, no obligations remain outstanding and collection is reasonably assured. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” fees received from DermaVentures are reported as administrative services revenue, while related costs are included in operating expenses in the statements of operations.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), which require derivative instruments to be classified as permanent equity, temporary equity or as assets or liabilities. In general, the Company’s derivative instruments that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and the Company’s derivative instruments that require settlement in shares are recorded as equity instruments.

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

On June 27, 2008, the Company entered into an amendment to the convertible note payable (see Note 2) which effectively extinguished the original note payable and related derivative instruments, including the potential contractual obligation to grant the associated warrant. In accordance with the guidance of EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company accounted for this modification as an extinguishment of the original note payable and recorded the amended note payable as new debt. Among other changes, the amended note limits the number of shares issuable under it and therefore eliminates the net-cash settlement requirement for Other Warrant Liabilities. As a result, the Company is no longer required to account for Other Warrant Liabilities as derivative liabilities. The June 27, 2008 fair value of the Other Warrant Liabilities was therefore reclassified to additional paid-in capital.

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

Valuation of Call Option Related to Convertible Note Payable, Related Party

The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. Under the guidance of SFAS 133, the Company is required to separately account for the fair value of the call option. The Company determined that the call option had no value at February 14, 2008 or at each of the interim reporting dates since then based on an analysis of the rights this feature contained and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party

The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 allows the Company to prepay the unpaid balance of the convertible note and accrued interest at any time and without penalty. Under the guidance of SFAS 133, the Company is required to separately account for the fair value of the prepayment right. The Company determined that this right had no value at February 14, 2008 or at each of the interim reporting dates since then based on an analysis of the right and the likelihood of its exercise.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

With the exception of those discussed below and in Note 4, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008 that have a material impact on the Company’s results of operations and financial position from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact, if any, FSP 142-3 will have on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5), which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, EITF 07-5 will have on its financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” that result from EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS Issue No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted. The Company is currently evaluating the impact of EITF 08-4 on its financial position, results of operations or cash flows.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Debt Financing

Debt Financing With Related Party

Convertible Note Payable Issued on February 14, 2008

On February 14, 2008, the Company issued to RBFSC, Inc. (RBFSC), a related party, a convertible promissory note (the Note) in the principal amount of $3.0 million with an interest rate of 8% per annum, which Note was subsequently amended on June 27, 2008 (see below). Prior to such amendment, the principal balance and accrued interest of the Note were due on the earlier of February 14, 2010, or upon an event of default under the Note, including in the event that the Company files for bankruptcy. In the event that the Company closed an equity financing on or before June 29, 2008, in which the Company sold shares of its equity securities for an aggregate amount of at least $5,000,000, the unpaid balance of the Note and related accrued interest would have automatically converted into the equity securities issued in the equity financing, at the price of such equity securities issued in the equity financing. In the event the Company did not consummate an equity financing on or before June 29, 2008, the unpaid balance of the Note and related accrued interest could be converted, at the option of the holder, into common shares at a price equal to 80% of the average per share closing price of the Company’s common stock during the preceding 90-day period, and the Company would have been obligated to issue to RBFSC a warrant (Warrant) to purchase that number of shares of its common stock equal to $750,000 divided by the per share closing sale price of the Company’s common stock on the date of issuance. The president and director of RBFSC is Frank T. Nickell, who beneficially owned approximately 26.1% of the Company’s outstanding common stock as of March 19, 2008.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

For the three and nine months ended September 30, 2008, interest expense resulting from the stated interest rate related to the Note was $57,863 and $151,561, respectively.

Amended Convertible Note Payable Issued on June 27, 2008

On June 27, 2008, the Company entered into a First Amendment to Note and Warrant Purchase Agreement and Convertible Promissory Note with RBFSC pursuant to which (1) the Note was amended (the Amended Note) as follows: (i) the maturity date of the Amended Note is July 1, 2011, and (ii) the Amended Note is convertible (a) upon the consummation by the Company of an equity financing with proceeds to the Company of at least $7,500,000, whereupon the Amended Note shall be converted automatically into shares of the Company’s capital stock issued in the equity financing at a price equal to the lesser of the per share price of the securities issued and sold in the equity financing and $1.00, (b) upon the consummation of a sale of substantially all of the Company’s assets or a merger or consolidation of the Company in which the Company’s stockholders will hold, in the aggregate, less than 50% of the voting power of the combined entity, whereupon the Amended Note shall be converted automatically into shares of the Company’s common stock at a price equal to the lesser of the per share price attributed to the Company’s common stock in connection with such transaction and $1.00, or (c) voluntarily by RBFSC at and as of the maturity date into shares of the Company’s common stock at a price equal to $1.00; and (2) the Warrant was amended and restated in its entirety such that RBFSC shall be entitled to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the Restated Warrant), which Restated Warrant was issued by the Company concurrent with the issuance of the Amended Note.

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

Debt Financing - Other

During the third quarter of 2008, the Company began efforts to obtain additional capital through an offering of unsecured convertible notes payable (Debt Offering). As of September 30, 2008, the Company had received an aggregate of $735,000 of subscription deposits toward the Debt Offering. These funds are being held by the Company until achievement of the minimum aggregate subscription level of $1.5 million for the Debt Offering, at which time the Company will issue convertible notes payable to the subscribing investors and the restrictions on use of the funds will be released. Until the Company has achieved the minimum aggregate subscription level required to effectuate the issuance of the debt, deposits received toward the Debt Offering are presented as restricted cash and other current liabilities on the Company’s balance sheet.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Marketable Securities

At December 31, 2007, the Company had $700,000 of investment in auction rate securities (ARS), classified as current available-for-sale marketable securities. These securities are structured to allow for interest rate resets at approximately every 28 days, but with contractual maturities that are well in excess of ten years. Historically, the carrying value of ARS approximated fair value due to the frequent interest rate resets. Until early February 2008, the ARS market was fairly liquid and the Company was able to auction and sell these securities at par at the end of each reset period or continue to hold them. During the first two months of 2008, the Company liquidated $500,000 of its investment in ARS at par and held the proceeds in cash and cash equivalents.

During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. At March 31, 2008, the Company estimated the fair value of its then remaining $200,000 of ARS to be $170,000, a decline of $30,000 from par value. The Company considered this decline in fair value as other than temporary and, accordingly, recorded an unrealized loss on marketable securities of $30,000 in other non-operating expense in the first quarter of 2008. During the third quarter of 2008, an aggregate of $150,000 of these ARS was redeemed at par by the issuers and converted into cash, resulting in a realized gain of $25,000. The Company also received a written notification from an investment firm indicating its intent to purchase at par the remaining $50,000 of ARS from the Company no later than November 28, 2008.

Note 4. Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), except with respect to non-financial assets and liabilities that are subject to a one-year deferral allowed by FSP 157-2, “Effective Date of FASB Statement No. 157.” This statement defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP 157-2 was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Quoted prices in active markets for identical securities;

•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities); and,

•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining fair value of investments).

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of September 30, 2008. These assets and liabilities are measured on a recurring basis.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2008
Assets
Marketable securities (Note 3)	$50,000

At September 30, 2008, there was insufficient observable ARS market information available for the Company to determine the fair value of its investment using level 1 or level 2 inputs. Therefore, management estimated fair value based on the commitment from an investment firm to purchase the Company’s ARS at par by November 28, 2008.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the activities of the ARS during the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
Fair value estimates for ARS using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$700,000
Sales and redemption of ARS at par value	(650,000)
Unrealized loss recorded in condensed statements of operations	(30,000)
Realized gain recorded in condensed statements of operations	25,000
Unrealized gain recorded in accumulated other comprehensive income (loss)	5,000

Ending balance at September 30, 2008	$50,000

The Company estimated the fair value of its derivative instruments using the Black-Scholes pricing model with the key assumptions summarized in Notes 2 and 6. The following is a reconciliation of the activities of the derivative liabilities during the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
Fair value estimates for derivative liabilities using significant unobservable inputs (Level 3)
Balance at January 1, 2008	$—
Reclassification of outstanding warrants and options from equity to derivative liabilities at February 14, 2008	1,255,317
Derivative liabilities related to issuance of convertible note payable, related party (Note 2)	280,347
Change in fair value of derivative warrant liability related to the Note recorded in condensed statements of operations (Note 2)	275,327
Change in fair value of derivative liability related to non-employee options and other warrants recorded in condensed statements of operations (Note 6)	(473,642)
Reclassification of outstanding warrants and options from derivative liabilities to equity due to amendment of convertible note payable on June 27, 2008	(1,337,349)

Ending balance at September 30, 2008	$—

The following is a reconciliation of the activities of the derivative asset during the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
Fair value estimates for derivative asset using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$—
Derivative asset related to issuance of convertible note payable, related party	186,512
Change in fair value recorded in condensed statements of operations	(186,512)

Ending balance at September 30, 2008	$—

Note 5. Stock-Based Compensation

Stock-Based Compensation

The amount of stock-based compensation expense recognized in the three months ended September 30, 2008 and 2007 related to stock options was approximately $21,600 and $58,200, respectively. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense was approximately $144,300 and $135,800, respectively. Stock-based compensation for the nine months ended September 30, 2008 included approximately $60,100 of expense resulting from modification of two option grants.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s stock compensation expense for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Research and development	$—	$1,429	$—	$7,443
Marketing and business development	(172)	15,916	15,236	47,633
General and administrative	21,773	40,869	129,086	80,682

Total stock-based compensation	$21,601	$58,214	$144,322	$135,758

There were no stock options granted during the three months ended September 30, 2008. For the three months ended September 30, 2007, the Company granted 75,000 options with an estimated weighted-average fair value of $0.59 per share. For the nine months ended September 30, 2008 and 2007, the Company granted 120,000 and 195,000 options, respectively, with an estimated weighted-average fair value of $0.62 and $0.61 per share, respectively. In determining the fair value of stock options granted during the three months ended September 30, 2007 and during the nine months ended September 30, 2008 and 2007, the following key assumptions were used in the Black-Scholes option pricing model:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008 *	2007	2008	2007
Risk-free interest rate	—	4.42%	2.89 – 3.27%	4.52%
Expected dividend yield	—	0	0	0
Expected term in years	—	6.25	3.00 – 5.50	6.25
Expected volatility	—	100%	99% –107%	100%

*	There were no assumptions used during the third quarter of 2008 as there were no options granted during this period.

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended September 30, 2007 and nine months ended September 30, 2008 and 2007, expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company determines the expected term by using the simplified method in accordance with Staff Accounting Bulletin (SAB) 107, as amended by SAB 110, as the average of the vesting period and the contractual term. The Company will continue to use the simplified method until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R, “Share-Based Payment,” also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior.

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

Stock options to purchase the Company’s common stock are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Options generally become exercisable beginning one year from the date of grant and expire 10 years from the date of grant. Options granted to non-employee directors are typically non-qualified stock options with a vesting period ranging from immediately upon grant to quarterly over one year. Stock options granted to employees are typically incentive stock options and vest at the rate of 33.33% after one year and 2.78% per month thereafter.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s stock option activity for the nine months ended September 30, 2008 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	2,978,528	$1.22	5.27	$—
Granted	120,000	$0.80	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(83,334)	$0.75	—	—

Outstanding, September 30, 2008	3,015,194	$1.22	4.61	$2,500

Exercisable, September 30, 2008	2,673,249	$1.30	4.03	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.51 on September 30, 2008, which would have been received by the optionees had all of the options with exercise prices less than $0.51 been exercised on that date. As of September 30, 2008, total unrecognized stock-based compensation related to non-vested stock options was approximately $98,300, which is expected to be recognized over a weighted-average period of approximately 1.24 years.

The Company has a policy of issuing new shares to satisfy share option exercises.

The Company has reserved 5,355,000 shares of common stock for issuance pursuant to the 2000 Plan. As of September 30, 2008, 2,339,806 shares remained available for grants. Additional information regarding options outstanding as of September 30, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.50 – $0.70	465,500	6.51	$0.59	183,555	$0.70
$0.76 – $0.85	350,000	8.44	$0.80	290,000	$0.80
$1.00 – $1.00	799,000	4.41	$1.00	799,000	$1.00
$1.20 – $1.48	50,000	6.87	$1.34	50,000	$1.34
$1.50 – $1.50	613,750	3.20	$1.50	613,750	$1.50
$1.75 – $1.75	60,000	6.25	$1.75	60,000	$1.75
$1.80 – $1.80	517,500	2.06	$1.80	517,500	$1.80
$1.85 – $1.85	104,444	4.06	$1.85	104,444	$1.85
$1.94 – $1.94	30,000	6.30	$1.94	30,000	$1.94
$2.00 – $2.00	25,000	0.46	$2.00	25,000	$2.00

$0.50 – $2.00	3,015,194	4.61	$1.22	2,673,249	$1.30

Note 6. Stockholders’ Equity

Warrants and Non-Employee Options

As of December 31, 2007, the Company had outstanding warrants to purchase up to 2,700,544 shares of the Company’s common stock with per share exercise prices ranging from $0.25 to $6.00 and non-employee stock options to purchase up to 330,000 shares of the Company’s common stock with per share exercise prices ranging from $1.50 to $2.00. During the nine months ended September 30, 2008, the Company issued to RBFSC a warrant to purchase up to 750,000 shares of its common stock at $1.00 per share in connection with the Amended Note discussed in Note 2.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

At each reporting period, as long as the warrants and non-employee options were outstanding and there was a potential for an insufficient number of authorized shares available to settle these instruments, the outstanding warrants and non-employee options were revalued and any difference from the previous valuation date was recognized as a change in fair value of derivative liabilities and charged or credited to the statement of operations in accordance with SFAS 133 and EITF 00-19. The fair value of these derivative liabilities decreased by $244,214 from February 14, 2008 to March 31, 2008, and further decreased by $229,428 from March 31, 2008 to June 27, 2008.

On June 27, 2008, the Company entered into an amendment to the convertible note payable (See Note 2) which effectively extinguished the original note payable and related derivative instruments. In accordance to the guidance of EITF No. 96-19, the Company accounted for this modification as an extinguishment of the original note payable. As a result of the modification, outstanding warrants and non-employee options were no longer considered to include a “net cash settlement” provision within the meaning of EITF 00-19, and, therefore, the Company reclassified their fair value from derivative liabilities to equity.

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

Note 7. Net Loss per Share

Net loss per share has been computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted per share amounts reflect potential dilution from the exercise or conversion of securities into common stock. The Company’s capital structure includes common stock options and common stock warrants, all of which have been excluded from net loss per share calculations as they are antidilutive, as follows:

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Weighted average outstanding options	3,015,194	2,867,436	2,999,464	2,885,240
Weighted average outstanding warrants	3,450,544	2,700,544	2,960,580	2,700,544

Note 8. Property and Equipment

Property and equipment consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Machinery and equipment	$547,483	$546,496
Website	17,000	—
Furniture and fixtures	54,546	48,486
Leasehold improvements	43,993	43,993

	663,022	638,975
Less accumulated depreciation	(552,856)	(512,466)

Property and equipment, net	$110,166	$126,509

Aggregate depreciation expense for property and equipment during the three months ended September 30, 2008 and 2007 was $12,497 and $24,425, respectively. Aggregate depreciation expense for property and equipment during the nine months ended September 30, 2008 and 2007 was $43,008 and $72,947, respectively.

Note 9. Intangible Assets

Identifiable intangible assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(744,557)	(685,397)

Intangible assets, net	$373,322	$432,482

Amortization expense for intangible assets during the three months ended September 30, 2008 and 2007 was $19,721 and $19,749, respectively. Amortization expense for intangible assets during the nine months ended September 30, 2008 and 2007 was $59,160 and $59,191, respectively.

Note 10. Total Comprehensive Income (Loss)

Total comprehensive loss for the three months ended September 30, 2008 was $780,264 compared to $899,768 for the same period in 2007. For the nine months ended September 30, 2008, total comprehensive loss was $3,486,007 compared to $2,543,419 for the nine months ended September 30, 2007. The difference between net loss as reported and total comprehensive loss is the unrealized gain on the Company’s marketable securities.

Note 11. Liquidity and Capital Resources

For the nine months ended September 30, 2008, the Company incurred a net loss of $3,491,007. At September 30, 2008, the Company had $1,728,225 in cash and cash equivalents and $50,000 in marketable securities, as discussed in Note 3. As of September 30, 2008, the Company also held $735,000 of cash deposits toward the Company’s current Debt Offering, classified as restricted cash and other current liabilities on the balance sheet. For the nine months ended September 30, 2008, cash used in operations was $2,351,140, cash used in investing activities was $111,665, primarily representing the restricted cash of $735,000 related to the Debt Offering partially

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

offset by proceeds from sales and redemption of ARS of $650,000, and cash provided by financing activities was $3,729,740, which included approximately $2,994,700 of net proceeds from the issuance of a convertible note payable to a related party and $735,000 of subscription deposits for the Debt Offering.

The Company estimates that its cash and cash equivalents will be sufficient to fund its operations at planned levels for the remainder of 2008.

The Company plans to raise substantial additional capital in order to maintain the current level of operations beyond 2008, continue commercialization of its technology and advance its pharmaceutical programs. The Company may raise additional capital through equity or debt financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, the Company, among other things, would be required to significantly reduce the scope of its operations, which would significantly impede its ability to proceed with current operational and business plans.

Note 12. Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Customer A	87%	43%	44%	40%
Customer B	—	12%	15%	16%
Customer C	—	18%	—	23%
Customer D	—	14%	27%	—
Customer G	—	10%	—	—

Note 13. Agreements

Separation Agreement

David H. Kirske resigned as the Company’s Vice President and Chief Financial Officer on June 23, 2008. In connection therewith and in consideration of a release by Mr. Kirske of the Company and its affiliates and contingent on the expiration of the revocation period thereunder, the Company agreed to pay Mr. Kirske following his resignation an aggregate amount of $90,000, payable in accordance with the Company’s customary payroll schedule, together with a $17,500 cash payment. In addition, the Company agreed to extend the period during which Mr. Kirske may exercise his vested options from 90 days to three years from the date of his resignation.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Commitments and Contingencies

Purchase Commitment

In August 2007, the Company entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of September 30, 2008, the Company had placed orders totaling approximately $131,400 under this agreement. The Company is obligated to fulfill the remaining purchase requirement of approximately $102,600 by January 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	statements concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about our product development schedule;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments, and any other sources to meet these requirements;

•	statements about our plans, objectives, expectations, and intentions; and,

•	other statements that are not historical facts.

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

We make available on our website, free of charge, copies of our Annual Report on Forms 10-K and 10-KSB, Quarterly Reports on Form 10-Q and 10-QSB, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or furnishing the information to the SEC. The internet address for the information is www.helixbiomedix.com. Information contained on our website is not part of, and is not incorporated into, this Quarterly Report. Our filings with the SEC are also available to the public at the SEC’s website at www.sec.gov.

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

In pre-clinical testing our lead molecules exhibited broad-spectrum antimicrobial activity against significant bacterial pathogens such as P. acnes, S. aureus, Streptococcus pyogenes, and Pseudomonas aeruginosa, and also pathogenic fungi such as Candida and Trichophyton species. This activity was maintained against antibiotic-resistant organisms such as MRSA and Vancomycin Resistant Enterococci. Our lead molecules have demonstrated significant activity in both bacterial and fungal animal infection models. In an S. aureus abraded skin infection model, our lead lipohexapeptides significantly reduced the number of bacteria following three days of once-daily dosing, and in many cases, our peptide eradicated the pathogen. In a guinea pig dermatophytosis model, our lead peptide candidates significantly reduced pathogen count and delivered clinical benefits comparable to Terbinafine, a drug approved by the FDA for onchomycosis. In both animal models, toxicity was not significantly different from that without peptides.

Acne Anti-infective

The National Institute of Arthritis, Musculoskeletal and Skin Disorders estimate that 17 million people are affected by acne in the United States every year. Acne is the most common skin disorder of adolescence and early adulthood (ages 11-30), affecting 80% of that demographic. Generally, mild to moderate cases are treated with topical medications, with more severe cases being treated with systemic or a combination of topical and systemic therapies. The global market for prescription anti-acne products is currently estimated to be $2.0 billion, and the largest segment of this is attributed to topical medications. While topical antibiotics such as Clindamycin provide clinical benefit and make up a large part of this market, the emergence of resistance to antibiotics such as Clindamycin occurred as early as 1979.

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

Furthermore, our lipohexapetide offers benefits in anti-inflammatory activity in addition to antimicrobial activities. We believe these properties may provide possible product application in the areas of rosacea and atopic dermatitis and, therefore, could lead to additional market opportunities for us.

MRSA (Methicillin Resistant Staph Aureus)

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

•

Administrative Services Revenue. Administrative services revenue consists of fees received from DermaVentures, a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses we incur on DermaVentures’ behalf. Administrative services revenue is typically invoiced to DermaVentures at cost and is recorded as earned when services have been rendered, no obligations remain outstanding and collection is reasonably assured. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” fees received from DermaVentures are reported as administrative services revenue, while related costs are included in operating expenses in the statements of operations.

Marketable Securities. Marketable securities, consisting of auction rate securities (ARS), are reported at estimated fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, losses, and declines in value of securities judged to be other than temporary are included in other non-operating income (expense). We estimate fair value based on valuation techniques defined by Financial Accounting Standards Board Statement (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), including using observable inputs such as quoted prices in active market for identical or similar investments. When observable inputs are not sufficiently available, we estimate fair value by incorporating assumptions that market participants would use in their estimates of fair value, which may include credit quality, estimates on the probability of the securities being called prior to final maturity, the liquidity of the securities and indications of value from reports of developing secondary markets for ARS.

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

Capitalization of Patent Costs. We capitalize the third-party costs associated with patents that have been issued. Our policy for the capitalization of patent costs is to begin amortization of these costs at the time they are incurred. We periodically review our patent portfolio to determine whether any such costs have been impaired and are no longer being used in our research and development activities. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

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

Valuation of Warrants and Non-Employee Stock Options. We account for our warrants and non-employee stock options in accordance with the provisions of SFAS 133, EITF 00-19 and EITF 96-18, which require these instruments to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants and non-employee stock options that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value, and warrants that require settlement in shares are recorded as equity instruments.

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

Valuation of Conversion Features Related to Convertible Note Payable, Related Party. In accordance with SFAS 133, we were required to separately account for the fair value of our right to automatically convert the note payable to a related party to equity pursuant to the terms of the convertible note payable issued on February 14, 2008 (See Note 2 of our Notes to Condensed Financial Statements). We estimated the fair value of this right using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected asset-based volatility, together with management’s estimate of the probability of exercise of the put options.

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

Valuation of Call Option Related to Convertible Note Payable, Related Party. The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. Under the guidance of SFAS 133, we are required to separately account for the fair value of the call option. We determined that the call option had no value at February 14, 2008, March 31, 2008, June 30, 2008 or September 30, 2008, based on an analysis of the rights this feature contained and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party. The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 allows us to prepay the unpaid balance of the convertible note and accrued interest at any time and without penalty. Under the guidance of SFAS 133, we are required to separately account for the fair value of the prepayment right. We determined that this prepayment right had no value at February 14, 2008, March 31, 2008, June 30, 2008 or September 30, 2008, based on an analysis of the right and the likelihood of its exercise.

Results of Operations

As of September 30, 2008, our accumulated deficit was approximately $31,057,900. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs. Our net loss for the three months ended September 30, 2008 was approximately $767,700, or $0.03 per share, reflecting a decrease of approximately $132,100 compared to $899,800, or $0.04 per share, for the same period in 2007. Excluding the administrative services revenue and related costs from a related party, the decrease in net loss for the third quarter of 2008 compared to the same period in 2007 was primarily due to a decrease in operating expenses of approximately $177,800, partially offset by an increase in interest expense and other non-operating expenses of approximately $43,000. The decrease in operating expenses was primarily attributable to decreases in compensation and benefit expense due to a reduction of headcount, stock-based compensation and general corporate expenses. The increase in non-operating expenses was due primarily to interest expense related to the outstanding convertible note payable.

Net loss for the nine months ended September 30, 2008 was approximately $3,491,000, or $0.14 per share, representing an increase of approximately $947,600 compared to $2,543,400, or $0.10 per share, for the nine months ended September 30, 2007. Excluding the administrative services revenue and related costs from a related party, the increase in net loss for the first nine months of 2008 compared to the same period in 2007 was primarily attributable to increased operating expenses of approximately $75,000 as well as an increase in interest expense and other non-operating expenses relating to the outstanding convertible note payable of $971,200, partially offset by an increase in development fees and royalty revenue of approximately $111,000.

Revenue

Revenue in the three and nine months ended September 30, 2008 and 2007 consisted primarily of license fees, development fees, peptide sales and administrative services revenue as summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
License and development fees	$56,859	$105,971	(46.3)%	$263,251	$152,212	73.0%
Peptide sales	89,131	53,397	66.9%	188,582	141,832	33.0%
Peptide sales, related party	—	—	*	—	64,400	*
Administrative services revenue, related party	10,549	—	*	32,321	—	*

Total revenue	$156,539	$159,368	(1.8)%	$484,154	$358,444	35.1%

*	Percentage not meaningful

Revenue for the three months ended September 30, 2008, excluding administrative services revenue from DermaVentures, a related party, compared to the same period last year decreased by approximately $13,400, or 8.4%. The revenue decrease was comprised of a decrease in development fees, partially offset by increases in peptide sales and licensing fees. We did not generate any peptide sales to DermaVentures in the three months ended September 30, 2008 and 2007.

Revenue for the nine months ended September 30, 2008, excluding administrative services revenue from DermaVentures, compared to the same period last year increased by approximately $93,400, or 26.1%, due primarily to an increase in licensing and development fees, partially offset by a decrease in peptide sales. Peptide sales to DermaVentures for the nine months ended September 30, 2008 were $0 compared to $64,400 for the same period in 2007. The fluctuation in development fees during the three and nine months ended September 30, 2008 compared to the same periods in 2007 was attributable to the timing of the achievement of certain milestones under applicable development agreements. The increase in licensing fees during the three and nine months ended September 30, 2008 reflected royalty earned from peptide sales in 2007 and in the earlier part of 2008.

Revenue for the three and nine months ended September 30, 2008 included administrative services revenue received from DermaVentures, a related party, for marketing costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. Administrative services revenue is typically invoiced to DermaVentures at cost and therefore has no net effect on net income (loss).

Cost of Revenue

Cost of revenue consists of (1) cost of peptides sold, (2) cost of administrative services revenue from DermaVentures, a related party, which includes primarily marketing campaign costs associated with DermaVentures’ product line and other out-of pocket expenses we incur on DermaVentures’ behalf, and (3) other cost of revenue, which may include the cost of materials used in development activities and professional fees incurred related to development agreements. The following table provides cost of revenue data for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Cost of peptides	$88,062	$53,277	65.3%	$163,531	$63,698	156.7%
Percentage of total revenue	56.3%	33.4%		33.8%	17.8%
Percentage of related revenue	98.8%	99.8%		86.7%	30.9%
Cost of administrative services revenue, related party	$10,549	—	*	$32,321	—	*
Percentage of total revenue	6.7%	—		6.7%	—
Percentage of related revenue	100.0%	—		100.0%	—
Other cost of revenue	$30	20,396	*	$38,811	$20,396	90.3%
Percentage of total revenue	—	12.8%		8.0%	5.7%
Percentage of related revenue	—	19.2%		14.7%	13.4%

*	Percentage not meaningful

Cost of peptide sales for the three months ended September 30, 2008 increased by approximately $34,800, or 65.3%, compared to the same period in 2007. This increase in cost was directly proportional to the increase in peptide sales for the three months ended September 30, 2008 as all peptide sales during these periods were sold at cost based on the terms of applicable licensing agreements. Cost of peptide sales for the nine months ended September 30, 2008 increased by approximately $99,800, or 156.7%, compared to the same period in 2007. Peptides sold in the first nine months of 2008 resulted in a 13.3% margin because only a portion of peptides was sold at cost during that period. Peptide sales in the nine months ended September 30, 2007 resulted in a 69.1% margin because the inventory sold in that period had been written down to their net estimated realizable value in 2006.

Cost of administrative services revenue for the three months ended September 30, 2008 consisted primarily of marketing service expenses. Cost of administrative service revenue for the nine months ended September 30, 2008 consisted of approximately $29,200 related to marketing services and $3,100 of reimbursable expenses. Cost of administrative services revenue for the three and nine months ended September 30, 2007 was not material.

Other cost of revenue for the three months ended September 30, 2008 was not material. For the three months ended September 30, 2007, we incurred approximately $20,400 of other cost of revenue which consisted primarily of cost of materials used in development activities. For the nine months ended September 30, 2008 and 2007, other cost of revenue was approximately $38,800 and $20,400, respectively, representing an increase of approximately $18,400, or 90.3%. Other cost of revenue for the first nine months of 2008 was primarily attributable to professional fees incurred in connection with a joint development agreement, while other cost of revenue for the same period in 2007 consisted of materials used in development activities.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the three and nine months ended September 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Research and development expenses	$173,638	$174,615	(0.6)%	$567,053	$582,570	(2.7)%
Percentage of total revenue	110.9%	109.6%		117.1%	162.5%

R&D expenses for the three months ended September 30, 2008 decreased by approximately $1,000, or less than 1.0%, compared to the three months ended September 30, 2007. This slight decrease was due primarily to lower spending in external studies and other R&D expenses, partially offset by an increase in compensation and benefit expenses.

R&D expenses for the nine months ended September 30, 2008 compared to the same period last year decreased by approximately $15,500, or 2.7%, due primarily to decreases in lab consumables and external studies, travel expenses and stock-based compensation, partially offset by an increase in compensation and benefit expenses.

Compensation and benefit expenses for the three and nine months ended September 30, 2008 included approximately $10,300 and $28,200, respectively, of employee benefits that were allocated to R&D expenses starting in 2008, whereas in previous years they were recorded in general and administrative expenses. For the remainder of 2008, we expect R&D expenses to remain relatively consistent with the level experienced during the first nine months of 2008.

Marketing and Business Development Expenses

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation, consulting fees and various marketing costs. M&BD expenses for the three and nine months ended September 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Marketing and business development expenses	$91,625	$127,805	(28.3)%	$295,353	$337,139	(12.4)%
Percentage of total revenue	58.5%	80.2%		61.0%	94.1%

M&BD expenses for the three months ended September 30, 2008, decreased by approximately $36,200, or 28.3%, compared to the same period in 2007. The decrease was primarily attributable to decreases in consulting fees and stock-based compensation, partially offset by an increase in product marketing expenses.

M&BD expenses for the nine months ended September 30, 2008, decreased by approximately $41,800, or 12.4%, compared to the same period in 2007. The decrease was primarily attributable to decreases in compensation and benefit expenses, consulting fees and stock-based compensation, partially offset by an increase in product marketing expenses.

Compensation and benefit expenses for the three and nine months ended September 30, 2008 included approximately $2,300 and $6,900, respectively, of employee benefits that were allocated to M&BD expenses starting in 2008, whereas in previous years they were recorded in general and administrative expenses. For the remainder of 2008, we expect M&BD expenses to increase slightly from the level experienced during the first nine months of 2008 due to anticipated increased activities in product marketing and business development efforts.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation, consulting fees and general corporate expenditures. G&A expenses for the three and nine months ended September 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
General and administrative expenses	$390,068	$522,423	(25.3)%	$1,410,087	$1,415,132	(0.4)%
Percentage of total revenue	249.2%	327.8%		291.2%	394.8%

G&A expenses for the three months ended September 30, 2008, decreased by approximately $132,400, or 25.3%, compared to the same period in 2007. The decrease was primarily due to a decrease in compensation and benefit expenses resulting from a reduction in headcount, as well as lower expenditures in travel expenses, stock-based compensation and general corporate expenses.

G&A expenses for the nine months ended September 30, 2008, decreased by approximately $5,000, or less than 1.0%, compared to the same period in 2007. The slight decrease was primarily due to decreases in travel and general corporate expenses, partially offset by increases in compensation and employee benefit expenses, consulting fees and stock-based compensation.

For the nine months ended September 30, 2008, the increase in compensation and benefit expenses included an aggregate of $107,500 of severance and other cash payments, and the increase in stock-based compensation included approximately $60,100 of expense recorded in connection with the modification of an option grant, all related to the departure of our Chief Financial Officer in June 2008. The decrease in other G&A expenses was primarily due to lower spending in compliance costs associated with the Sarbanes-Oxley Act of 2002, decreased patent maintenance expenses and the reclassification of certain employee benefits from G&A expenses to R&D and M&BD expenses beginning in 2008. For the remainder of 2008, we expect G&A expenses to be consistent with the level experienced during the first nine months of 2008, net of severance expenses.

Accounting, Legal and Professional Fees Expenses

Accounting, legal and professional fees expenses for the three and nine months ended September 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Accounting, legal and professional fees expenses	$119,560	$140,909	(15.2)%	$439,877	$423,132	4.0%
Percentage of total revenue	76.4%	88.4%		90.9%	118.0%

Accounting, legal and professional fees expenses for the three months ended September 30, 2008 decreased by approximately $21,300, or 15.2%, compared to the same period in 2007. The decrease was primarily due to decreases in accounting fees and legal fees associated with patent applications, license agreement negotiations and other corporate matters.

Accounting, legal and professional fees expenses for the nine months ended September 30, 2008 increased by approximately $16,700, or 4.0%, compared to the same period in 2007. The increase was primarily due to an increase in accounting fees, partially offset by a decrease in legal and other professional fees associated with patent applications, license agreement negotiations and other corporate matters, primarily in the first half of 2008.

For the remainder of 2008, we expect accounting, legal and professional fees to increase from the level experienced during the first nine months of 2008 due to increased activities associated with our capital raising efforts.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and nine months ended September 30, 2008 and 2007 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Depreciation and amortization expenses	$32,218	$44,172	(27.1)%	$102,168	$132,138	(22.7)%
Percentage of total revenue	20.6%	27.7%		21.1%	36.9%

Depreciation and amortization expenses for the three months ended September 30, 2008, decreased by approximately $12,000, or 27.1%, compared to the same period last year and for the nine month ended September 30, 2008, decreased by approximately $30,000, or 22.7%, compared to the same period last year. The decrease for the three and nine months ended September 30, 2008 was primarily due to incremental depreciation expenses from assets purchased being offset by reduced depreciation from other assets becoming fully depreciated. For the remainder of 2008, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first nine months of 2008.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense related to the convertible note payable, accretion of discount on the convertible note payable, change in valuation of derivative instruments and unrealized loss related to ARS deemed to be other than temporary. Other income (expense), net for the three and nine months ended September 30, 2008 and 2007 is summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Interest income	$14,360	$24,461	(41.3)%	$50,224	$72,342	(30.6)%
Interest expense on convertible note payable, related party	(57,863)	—	*	(151,561)	—	*
Accretion of discount on convertible note payable, related party	—	—	*	(831,426)	—	*
Change in value of derivative instruments, including related party	—	—	*	11,803	—	*
Unrealized loss on marketable securities	—	—	*	(30,000)	—	*
Realized gain on redemption of marketable securities	25,000	—	*	25,000	—	*

Other income (expense), net	$(18,503)	$24,461	(175.6)%	$(925,960)	$72,342	(1,380.0)%

*	percentage not meaningful

Interest Income. Interest income for the three and nine months ended September 30, 2008 decreased by approximately $10,100, or 41.3%, and $22,100, or 30.6%, respectively, compared to the same periods in 2007, due primarily to lower average cash and investment balances and lower interest rates. For the remainder of 2008, we expect interest income to decrease due to lower interest rates and our decreased balance in cash and cash equivalents.

Interest Expense. For the three and nine months ended September 30, 2008, interest expense related to the convertible note payable issued in February 2008 to a related party and amended in June 2008 was approximately $57,900 and $151,600, respectively. We did not incur any interest expense during the three and nine months ended September 30, 2007. We anticipate future quarterly interest expense to remain consistent with the levels experienced in the three and nine months ended September 30, 2008.

Accretion of Discount on Convertible Note Payable, Related Party. For the nine months ended September 30, 2008, accretion of discount on the convertible note payable issued in February 2008 to a related party and amended in June 2008 was approximately $831,400, which represented the increase in carrying value of the convertible note from the issuance date through June 27, 2008. At June 27, 2008, this convertible note payable was effectively extinguished and replaced by an amended note payable (see Note 2 of the Notes to our Condensed Financial Statements). As a result, we expect no further accretion of discount on this convertible note payable.

Change in Value of Derivative Instruments. For the period from February 14, 2008 to June 27, 2008, the change in fair value of the derivative instruments related to the convertible note payable to a related party resulted in a net gain of approximately $11,800, comprised of a decrease of approximately $473,700 in the fair value of outstanding warrants and non-employee stock options, partially offset by a decrease of $186,500 in the fair value of the put option and an increase of approximately $275,400 in the fair value of the warrant related to the original convertible note payable. At the amendment of the convertible note payable on June 27, 2008, in accordance with EITF 96-19, we recorded an extinguishment of the original convertible note payable and reclassified the fair value of the then outstanding derivative instruments to equity. For the three months ended September 30, 2008, there was no change in fair value of the derivative instruments related to the outstanding convertible note payable.

Unrealized Loss and Realized Gain on Marketable Securities. During the first quarter of 2008, we recognized an unrealized loss of $30,000 on our investment in ARS due to the lack of liquidity associated with these investments deemed at that time. During the three months ended September 30, 2008, 75% of our ARS was redeemed at par by the issuers. As a result, we recorded $25,000 of realized gains on investments based on the specific ARS that were redeemed. We expect to liquidate the remaining ARS during the remainder of 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2008, we had approximately $1,728,200 in cash and cash equivalents and $50,000 in available-

for-sale marketable securities, compared to approximately $461,300 in cash and cash equivalents and $700,000 in available-for-sale marketable securities at December 31, 2007. At September 30, 2008, we also held $735,000 of restricted cash from subscription deposits for the current convertible debt offering. Excluding these deposits, the increase in cash and cash equivalents from December 31, 2007, was primarily attributable to the net proceeds of approximately $2,995,000 from our issuance of a convertible note payable to a related party and $650,000 from sales and redemption of marketable securities, partially offset by cash used in operations of approximately $2,351,100 and capital purchases of approximately $26,700 during the first nine months of 2008.

We use a professional investment management firm to manage a portion of our invested cash. In early February of 2008, we liquidated $500,000 of our ARS and held the proceeds in cash and cash equivalents. During the first quarter of 2008, our ARS increasingly failed at auction due to sell orders exceeding buy orders. Based on the lack of liquidity of these investments and the ARS market condition at the time, we deemed that our ARS were other-than-temporarily impaired and, as a result, recorded an impairment charge of $30,000 in the first quarter of 2008, reducing the fair value of our ARS from $200,000 (par value) to $170,000. During the three months ended September 30, 2008, 75% of our ARS was redeemed at par by the issuers and converted into cash and cash equivalents, resulting in a realized gain of $25,000.

Cash used in operating activities for the nine months ended September 30, 2008 and 2007 was approximately $2,351,100 and $2,369,600, respectively, derived primarily from the net loss for the period plus the net effect of non-cash expenses. The primary working capital uses of cash for the nine months ended September 2008 were increases in receivables and inventory as well as a decrease in deferred revenue, partially offset by an increase in prepaid assets and a decrease in trade payables. Working capital uses of cash for the nine months ended September 2007 were primarily due to increases in receivables and inventory, partially offset by a decrease in prepaid assets and an increase in deferred revenue.

Accounts receivable increased by approximately $24,900 during the nine months ended September 30, 2008, compared to a decrease of $192,400, which included $64,500 of accounts receivable from a related party, for the same period in 2007. The fluctuations were primarily attributable to the timing of peptide shipments, royalty reports received from our licensees and the achievement of certain milestones under applicable license and development agreements. Inventory, comprised mainly of peptides held for resale, increased by approximately $16,300 and $39,000 in the first nine months of 2008 and 2007, respectively, due primarily to purchases for expected peptide sales. Deferred revenue decreased by $130,000 and increased by $69,000 in the nine months ended September 30, 2008 and 2007, respectively, due primarily to the timing of the achievement of certain milestones under applicable license and development agreements.

For the nine months ended September 30, 2008 and 2007, our investing activities consisted primarily of purchases, sales and redemption of available-for-sale marketable securities, cash deposits from the subscription of our current convertible debt offering and acquisition of capital equipment. Cash used in investing activities was approximately $111,700 during the first nine months of 2008, consisting of subscription deposits of $735,000 held as restricted cash related to our current convertible debt offering and purchases of capital equipment of approximately $26,700, partially offset by sale and redemption proceeds of marketable securities of $650,000. For the nine months ended September 30, 2007, cash provided by investing activities was approximately $152,700, consisting of net sales of marketable securities of $180,000, partially offset by the acquisition of capital equipment of approximately $27,300. For 2008, we do not expect the level of capital expenditures to be significant.

For the nine months ended September 30, 2008, cash provided by financing activities was approximately $3,729,700, consisting of approximately $2,994,700 of net proceeds from the issuance of a convertible note payable to a related party (Note 2) and $735,000 of subscription deposits for our current debt offering. For the nine months ended September 30, 2007, cash provided by financing activities was approximately $2,143,400, consisting entirely of net proceeds from the issuance of an aggregate of 2,864,998 shares of our common stock.

Based on the current status of our operating plans and product commercialization development, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations at current levels at least for the remainder of 2008. We will need substantial additional capital in order to maintain the current level of operations beyond 2008, continue commercialization of our technology and advance our pharmaceutical programs. Accordingly, we are making preparations to raise, and are currently in the process of raising, additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, among other things, we would be required to significantly reduce the scope of our operations, which would significantly impede our ability to proceed with current operational and business plans.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations and Purchase Commitments

The following table summarizes our contractual obligations and purchase commitment and the effect such obligations are expected to have on liquidity in future periods as of September 30, 2008:

Contractual Obligations and Purchase Commitments	Less than 1 year	More than 1 year	Total
Operating lease	$76,822	$12,866	$89,688
Purchase obligations(1)	102,631	—	102,631
Convertible note payable, related party and related accrued interest(2)	—	3,150,575	3,150,575
Severance payments	45,000	—	45,000

Total contractual obligations and purchase commitments	$224,453	$3,163,441	$3,387,894

(1)	On August 2, 2007, we entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of September 30, 2008, we had purchased a total of approximately $131,400 of peptides under this agreement.

(2)	Not included is the accretion of debt discount related to the convertible note payable, related party. Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011, or when called by the note holder upon an event of default, including in the event we file for bankruptcy. Assuming no principal prepayments on this convertible note payable and no conversion into equity before July 1, 2011, we would incur approximately $811,000 of total interest on the original and amended convertible note payable.

Recent Accounting Pronouncements

With the exception of those discussed below and in Note 4 of the Notes to our Condensed Financial Statements, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008 that would have a material impact on our results of operations and financial position from those described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We are currently evaluating the impact of FSP 142-3 on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have a material effect on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5), which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, this standard will have on our financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” that result from EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS Issue No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted. We are currently evaluating the impact of EITF 08-4 on the accounting for our convertible debt and related warrant transactions.

ITEM 4.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

There has been no change in our internal control over financial reporting during the quarter that ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Please see our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the three months ended March 31 and June 30, 2008 for a description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in such reports, except as set forth below. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

Adverse changes in the economy could have a negative impact on our fundraising efforts.

Current and future conditions in the economy have an inherent degree of uncertainty. Adverse changes in the economy or business conditions could delay or impede our ability to successfully obtain additional capital to maintain the current level of operations beyond 2008, continue commercialization of our technology and advance our pharmaceutical programs. If we are unable to raise additional capital, we may be required to severely reduce the scope of our operations or discontinue operations altogether.

To the extent our cash deposits are maintained in accounts that are not insured, such assets could be at risk.

As of September 30, 2008, we maintained approximately $2,368,600, including $735,000 of cash deposits for subscription of convertible notes payable, at major financial institutions in money market accounts insured by the Securities Investor Protection Corporation for up to $500,000 per account. If these financial institutions experience financial difficulty or failure, the assets in these accounts could be at risk, and the loss of which would have an adverse effect on our business and results of operations.

ITEM 6.	Exhibits.

Exhibit Number (Referenced to Item 601 of Regulation S-K)	Exhibit Description

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

4.1	Rights Agreement dated August 21, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

10.18*	License Agreement dated August 27, 2008 between the Company and Rodan & Fields, LLC

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2008

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)