Form 10-Q
period 2009-03-31
HELIX BIOMEDIX INC
filed 2009-05-07
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 30, 2009, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,531,101	$984,844
Restricted cash – subscription deposits for convertible debt offering (Note 2)	—	970,000
Accounts receivable, net	44,339	50,467
Inventory	220,904	111,411
Prepaid expenses and other current assets	172,461	104,706

Total current assets	3,968,805	2,221,428
Deposits	8,522	8,522
Property and equipment, net	106,401	120,154
Intangible assets, net	333,884	353,603

Total assets	$4,417,612	$2,703,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$127,266	$71,824
Accrued compensation and benefits	40,725	101,734
Accrued expenses	58,469	61,563
Deferred rent	1,483	2,039
Other current liabilities – subscription deposits for convertible debt offering (Note 2)	—	970,000

Total current liabilities	227,943	1,207,160
Convertible notes payable	1,292,095	—
Convertible notes payable, related party	4,974,988	3,000,000
Accrued interest on convertible notes payable	14,081	—
Accrued interest on convertible notes payable, related party	292,296	211,069

Total liabilities	6,801,403	4,418,229
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at March 31, 2009, and December 31, 2008	25,654	25,654
Additional paid-in capital	30,592,723	30,342,249
Accumulated deficit	(33,002,168)	(32,082,425)

Total stockholders’ equity (deficit)	(2,383,791)	(1,714,522)

Total liabilities and stockholders’ equity (deficit)	$4,417,612	$2,703,707

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue:
Licensing and development fees	$34,777	$147,062
Peptide and consumer product sales	42,529	93,308
Administrative services revenue, related party	9,945	—

Total revenue	87,251	240,370

Cost of revenue:
Cost of peptide and consumer product sales	38,582	69,384
Cost of administrative service revenue, related party	9,750	—
Other cost of revenue	—	38,781

Total cost of revenue	48,332	108,165

Gross profit	38,919	132,205
Operating expenses:
Research and development	160,414	195,177
Marketing and business development	115,973	114,687
General and administrative	361,868	433,369
Accounting, legal and professional fees	184,725	160,815
Depreciation and amortization	33,472	35,049

Total operating expenses	856,452	939,097

Loss from operations	(817,533)	(806,892)

Other income (expense):
Interest income	5,043	18,790
Interest expense on convertible notes payable	(14,081)	—
Interest expense on convertible notes payable, related party	(81,227)	(30,578)
Accretion of discount on convertible notes payable	(4,657)
Accretion of discount on convertible notes payable, related party	(7,288)	(285,415)
Change in value of derivative instruments, including related party	—	(140,903)
Unrealized loss on marketable securities	—	(30,000)

Other income (expense), net	(102,210)	(468,106)

Net loss	$(919,743)	$(1,274,998)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Weighted average shares outstanding	25,653,512	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND TOTAL

COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2008 and for the Three Months Ended March 31, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Number of Shares	Amount
Balance at December 31, 2007	25,653,512	$25,654	$29,211,972	$(27,566,913)	$—	$1,670,713	$—
Stock-based compensation	—	—	314,928	—	—	314,928	—
Reclassification of warrants and options from equity to derivative liabilities	—	—	(1,255,317)	—	—	(1,255,317)	—
Extinguishment of convertible note payable, related party	—	—	733,317	—	—	733,317	—
Reclassification of warrants and options from derivative liabilities to equity	—	—	1,337,349	—	—	1,337,349	—
Unrealized gain on marketable securities	—	—	—	—	30,000	30,000	30,000
Reclassification of realized gain to income due to redemption of marketable securities	—	—	—	—	(30,000)	(30,000)	(30,000)
Net loss	—	—	—	(4,515,512)	—	(4,515,512)	(4,515,512)

Balance at December 31, 2008	25,653,512	25,654	30,342,249	(32,082,425)	—	(1,714,522)	(4,515,512)
Stock-based compensation	—	—	31,612	—	—	31,612	—
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	—	218,862	—
Net loss	—	—	—	(919,743)	—	(919,743)	(919,743)

Balance at March 31, 2009	25,653,512	$25,654	$30,592,723	$(33,002,168)	$—	$(2,383,791)	$(919,743)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(919,743)	$(1,274,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,472	35,049
Stock-based compensation expense	31,612	26,429
Interest expense on convertible notes payable	14,081	—
Interest expense on convertible notes payable, related party	81,227	30,578
Accretion of discount on convertible notes payable	4,657	—
Accretion of discount on convertible notes payable, related party	7,288	285,415
Change in valuation of derivative instruments, including related party	—	140,903
Unrealized loss on marketable securities	—	30,000
Changes in assets and liabilities:
Accounts receivable, net	6,128	(18,176)
Inventory	(109,493)	14,766
Prepaid expenses and other current assets	(67,755)	35,043
Accounts payable	55,442	1,653
Accrued compensation and benefits	(61,009)	20,749
Other accrued expenses	(3,650)	18,631
Deferred revenue	—	(130,000)

Net cash used in operating activities	(927,743)	(783,958)

Cash flows from investing activities
Proceeds from sales and redemption of marketable securities	—	500,000
Release of restricted cash from convertible debt subscription	970,000	—
Purchases of property and equipment	—	(7,078)

Net cash provided by investing activities	970,000	492,922

Cash flows from financing activities
Proceeds from issuance of convertible notes payable and detachable warrants	404,000	—
Proceeds from issuance of convertible notes payable and detachable warrants, related party	2,100,000	3,000,000
Financing costs related to convertible note payable, related party	—	(5,260)

Net cash provided by financing activities	2,504,000	2,994,740

Net increase in cash and cash equivalents	2,546,257	2,703,704
Cash and cash equivalents at beginning of period	984,844	461,290

Cash and cash equivalents at end of period	$3,531,101	$3,164,994

Non-cash investing and financing activities
Issuance of convertible notes payable and detachable warrants in exchange for release of restricted cash	$970,000	$—

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited condensed financial statements of Helix BioMedix, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the SEC rules and regulations for quarterly reporting. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2009.

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

The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2009.

Reclassification

Reclassifications of prior years’ balances have been made to conform to the current format. Specifically, in the Condensed Statements of Operations, costs of revenue have been moved from operating expenses and presented separately in the Cost of Revenue section. This reclassification had no impact on the financial results in the periods presented.

Revenue Recognition

The Company derives its revenue from technology licenses, joint development agreements, sales of peptides and consumer products, and administrative services provided to a related party. Revenue under technology licenses may include up-front payments and royalties from third-party product manufacturing and sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. For agreements with multiple elements, the Company follows Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) any undelivered items have objective and reliable evidence of fair value; and, (3) delivery or performance of the undelivered items that have a right of return is probable and within the Company’s control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the Company allocates revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, the Company estimates the period based upon other factors contained within the agreement. The Company’s management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

•

Licensing Fees. The Company recognizes up-front payments when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. The Company recognizes royalty revenue in the period the royalty is earned based on reports received from licensees or other information available through the date of issuance

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

of the financial statements. The Company’s management must occasionally make estimates on certain royalty revenue amounts due to the timing of securing information from its customers. While the Company’s management believes it can make reliable estimates for certain royalty revenue, these estimates are inherently subjective. Accordingly, the Company’s estimates of royalty revenue could differ from actual events, thus impacting the Company’s financial position or results of operations.

•

Development Fees. The Company records revenue associated with performance milestones as earned when it has completed the specific milestones as defined in the joint development agreements and there are no uncertainties or contingencies regarding collection of the related payment. Payments received for which the earnings process is not complete are recorded as deferred revenue.

•

Peptide and Consumer Product Sales. The Company recognizes revenue from sales of its skin care products and peptides when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

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

Valuation of Warrants and Stock Options Unrelated to Convertible Note Payable, Related Party, Issued in 2008

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

On June 27, 2008, the Company entered into an amendment to the convertible note payable (see Note 2) which effectively extinguished the original convertible note payable and related derivative instruments, including the potential contractual obligation to grant the associated warrant. In accordance with the guidance of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19), the Company accounted for this modification as an extinguishment of the original convertible note payable and recorded the amended convertible note payable as new debt. Among other changes, the amended note limits the number of shares issuable under it and therefore eliminates the net-cash settlement requirement for Other Warrant Liabilities. As a result, the Company is no longer required to account for Other Warrant Liabilities as derivative liabilities. The June 27, 2008 fair value of the Other Warrant Liabilities was therefore reclassified to additional paid-in capital.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Valuation of Warrant Related to Convertible Note Payable, Related Party, Issued in 2008

In accordance with SFAS 133 and EITF 00-19, the Company classified the fair value of the warrant that may have been granted in connection with the convertible note payable issued to a related party on February 14, 2008 (see Note 2) as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued this warrant using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the warrant. At each reporting period, as long as the warrant was potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the warrant, the warrant was revalued and any difference from the previous valuation date was recognized as a change in fair value in the Company’s statement of operations.

On June 27, 2008, the Company entered into an amendment to the convertible note payable (see Note 2) which effectively extinguished the original convertible note payable and related derivative instruments, including the potential contractual obligation to grant the associated warrant. The June 27, 2008 fair value of the warrant was reclassified to additional paid-in capital.

Valuation of Warrants Related to Convertible Notes Payable Issued in 2009

In connection with the convertible notes payable issued in the first quarter of 2009, the Company issued warrants to purchase up to 868,500 shares of the Company’s common stock at an exercise price of $1.00 per share. Since these warrants are legally detachable and are separately exercisable from the debt and its related embedded options, they are considered to be freestanding financial instruments. Pursuant to the guidance in Accounting Principles Board (APB) Opinion 14 (APB 14), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 00-19, EITF 07-5 and other relevant literature, the Company accounted for these warrants as equity instruments and allocated the value of the warrants based on a relative-fair-value basis between the convertible notes payable issued and the warrants.

Valuation of Conversion Rights Related to Convertible Notes Payable, Including Related Party

In connection with the issuance of the convertible note payable to a related party in February 2008 and under the guidance of SFAS 133, the Company was required to separately account for the fair value of the Company’s right to automatically convert the note payable to equity at the price of equity securities issued in any sale of shares of its equity securities that raised an aggregate amount of at least $5,000,000 on or before June 29, 2008 (see Note 2).

On June 27, 2008, the Company entered into an amendment to the convertible note payable (see Note 2) which effectively extinguished the original convertible note payable, including its embedded derivative instruments. The June 27, 2008 fair value of the separately-accounted-for embedded derivative instruments was credited to additional paid-in capital as part of recording the capital transaction resulting from the extinguishment of the original convertible note payable.

Pursuant to the guidance in SFAS 133, EITF 00-19, EITF 07-5 and other relevant literature, the conversion rights of the amended convertible note payable issued in June 2008 and the convertible notes payable issued in the first quarter of 2009 are not required to be accounted for separately.

Valuation of Call Option Related to Convertible Note Payable, Related Party, Issued in 2008

The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. Under the guidance of SFAS 133, the Company is required to separately account for the fair value of the call option. The Company determined that the call option related to the amended note payable had no value at either the issuance date or any of the reporting dates since then based on an analysis of the right and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party, Issued in 2008

The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 allows the Company to prepay the unpaid balance of the convertible notes and accrued interest at any time and without penalty. Under the guidance of SFAS 133, the Company is required to separately account for the fair value of the prepayment right. The Company determined that this right had no value at either the issuance dates or any of the reporting dates since then based on an analysis of the right and the likelihood of its exercise.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Debt Financing

2008 Debt Financing

Convertible Note Payable, Related Party, Issued on February 14, 2008

On February 14, 2008, the Company issued to RBFSC, Inc. (RBFSC), a related party, a convertible promissory note (the 2008 Note) in the principal amount of $3,000,000 with an interest rate of 8% per annum, which was subsequently amended on June 27, 2008 (see below). Prior to such amendment, the principal balance and accrued interest of the 2008 Note were due on the earlier of February 14, 2010, or upon an event of default under the 2008 Note, including in the event that the Company files for bankruptcy. In the event that the Company closed an equity financing on or before June 29, 2008, in which the Company sold shares of its equity securities for an aggregate amount of at least $5,000,000, the unpaid balance of the 2008 Note and related accrued interest would have automatically converted into the equity securities issued in the equity financing, at the price of such equity securities issued in the equity financing. In the event the Company did not consummate an equity financing on or before June 29, 2008, the unpaid balance of the 2008 Note and related accrued interest could be converted, at the option of the holder, into common shares at a price equal to 80% of the average per share closing price of the Company’s common stock during the preceding 90-day period, and the Company would have been obligated to issue to RBFSC a warrant (the 2008 Warrant) to purchase that number of shares of its common stock equal to $750,000 divided by the per share closing sale price of the Company’s common stock on the date of issuance.

Due to the indeterminate number of common shares which might have been issued under the embedded conversion feature of the 2008 Note and the 2008 Warrant, the Company recorded the value of the 2008 Warrant as a derivative liability at its fair value in accordance with SFAS 133 and EITF 00-19, as there was a potential that the Company would not have a sufficient number of authorized shares to settle these obligations. In addition, the Company re-measured the fair value of this derivative liability at the end of each subsequent reporting period. The Company estimated the fair value of the 2008 Warrant to be $280,347 at February 14, 2008. At March 31, 2008, the Company estimated the fair value of this derivative liability had increased to $503,122 and, as a result, recognized the change in value of $222,775 in its statement of operations. At June 27, 2008, the Company estimated the fair value of this derivative liability to be $555,674, and as a result, recognized the change in value of $52,552 in its statement of operations. The fair value of the 2008 Warrant was determined by applying management’s estimate of the probability of issuance of the 2008 Warrant together with the Black-Scholes option pricing model with the following key assumptions:

	February 14, 2008	March 31, 2008	June 27, 2008
Risk-free interest rate	2.81%	2.46%	3.36%
Expected dividend yield	0	0	0
Expected term in years	5.00	5.00	4.75
Expected volatility	98%	98%	99%

The 2008 Note also included embedded features in the form of a call option and put option that were required to be separately accounted for at fair value on the balance sheet with changes in value recognized in the statement of operations under SFAS 133 as the features were not clearly and closely related to the convertible note debt instrument. The embedded call option, which gave the holder the right to demand repayment in the case of default, was determined by management to have no value at February 14, 2008 or March 31, 2008, based on an analysis of the right and the likelihood of its exercise. The embedded put option gave the Company the right to automatically convert the 2008 Note into the equity securities issued in the equity financing. The Company estimated the fair value of the put option associated with the 2008 Note to be $186,512 at February 14, 2008. At March 31, 2008, the Company estimated the fair value of this derivative asset had decreased to $24,170 and, as a result, recognized the change in value of $162,342 in its statement of operations. At June 27, 2008, the Company estimated the fair value of this put option to be $0 as the Company was not intending to exercise the option and, as a result, recognized the change in value of $24,170 in its statement of operations. The fair value of this derivative asset was determined by applying management’s estimate of the probability of the Company’s exercising the put option together with the Black-Scholes option pricing model with the following key assumptions:

	February 14, 2008	March 31, 2008
Risk-free interest rate	2.26%	1.32%
Expected dividend yield	0	0
Expected term in years	0.37	0.25
Expected volatility	79%	79%

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company accounted for the 2008 Note in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the 2008 Note could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the 2008 Note at February 14, 2008 to be $2,906,165, which represented the gross proceeds from the debt financing less the fair value of the 2008 Warrant, offset by the fair value of the put option held by the Company. The 2008 Note was being accreted from its carrying value of $2,906,165 at February 14, 2008 to its settlement amount of $3,750,000 at June 29, 2008, the first possible settlement date, through the statement of operations using the effective interest method. As of March 31, 2008, an expense of $285,415 had been recorded as accretion of discount on convertible note payable, related party. As of June 27, 2008, an expense of $831,426 was recorded as accretion of discount on convertible note payable, related party, thereby increasing the carrying value of the 2008 Note to $3,737,591.

Amended Convertible Note Payable, Related Party, Issued on June 27, 2008

On June 27, 2008, the Company entered into a First Amendment to Note and Warrant Purchase Agreement and Convertible Promissory Note with RBFSC pursuant to which the 2008 Note was amended (the 2008 Amended Note) to have a maturity date of July 1, 2011 and to be convertible:

(i)	upon the consummation by the Company of an equity financing with proceeds to the Company of at least $7,500,000, whereupon the 2008 Amended Note shall be converted automatically into shares of the Company’s capital stock issued in the equity financing at a price equal to the lesser of the per share price of the securities issued and sold in the equity financing and $1.00;

(ii)	upon the consummation of a sale of substantially all of the Company’s assets or a merger or consolidation of the Company in which the Company’s stockholders will hold, in the aggregate, less than 50% of the voting power of the combined entity, whereupon the 2008 Amended Note shall be converted automatically into shares of the Company’s common stock at a price equal to the lesser of the per share price attributed to the Company’s common stock in connection with such transaction and $1.00; or

(iii)	voluntarily by RBFSC at and as of the maturity date into shares of the Company’s common stock at a price equal to $1.00 per share.

In addition, the 2008 Warrant was amended and restated in its entirety such that RBFSC shall be entitled to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the Restated Warrant), which Restated Warrant was issued by the Company concurrent with the issuance of the Amended Note.

Under the guidance of EITF 96-19, the Company determined that the terms of the Amended Note reflect a substantial modification to the Note based on an analysis of cash flows for the 2008 Amended Note compared to the 2008 Note and, as a result, accounted for this modification as an extinguishment of the 2008 Note. As the 2008 Note was a debt to a related party, the Company recorded the debt extinguishment as a capital transaction under APB Opinion 26, Early Extinguishment of Debt. The 2008 Amended Note was accounted for as new debt and was recorded at its $3,000,000 face value because the estimated June 27, 2008 fair value of the 2008 Amended Note exceeded its face value.

2009 Debt Financing

Convertible Notes Payable Issued on February 10 and March 5, 2009

As of December 31, 2008, the Company had received a total of $970,000 of subscription deposits toward an offering of unsecured convertible notes payable and warrants (the 2009 Note and Warrant Offering). During the first quarter of 2009, the Company completed the 2009 Note and Warrant Offering and issued convertible promissory notes payable in an aggregate principal amount of $3,474,000 (the 2009 Notes) and warrants to purchase an aggregate of 868,500 shares of the Company’s common stock at an exercise price of $1.00 per share (the 2009 Warrants). The 2009 Notes bear interest at the rate of 8% per annum and are due and payable on July 1, 2011 and are convertible:

(i)	upon the consummation by the Company of an equity financing with proceeds to the Company of at least $7,500,000 whereupon the 2009 Notes shall be converted automatically into shares of the Company’s capital stock issued in the equity financing at a price equal to the lesser of the per share price of the securities issued and sold in the equity financing and $1.00;

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(ii)	upon the consummation of a sale of substantially all of the Company’s assets or a merger or consolidation of the Company in which the Company’s stockholders will hold, in the aggregate, less than 50% of the voting power of the combined entity whereupon the 2009 Notes shall be converted automatically into shares of the Company’s common stock at a price equal to the lesser of the per share price attributed to the Company’s common stock in connection with such transaction and $1.00;

(iii)	voluntarily at and as of the maturity date into shares of the Company’s common stock at a price equal to $1.00 per share; or

(iv)	upon the event that the Company defaults under the 2009 Notes, in which case the 2009 Notes shall become immediately due and payable.

The Company determined the relative fair value of the 2009 Warrants to be $218,862 and recorded this amount as a discount to the 2009 Notes, with a corresponding credit to additional paid-in capital.

The 2009 Notes are being accreted from their carrying value of $3,255,138 at the issuance dates to their settlement amount of $3,474,000 at July 1, 2011, through the statement of operations using the effective interest method. From the dates of issuance through March 31, 2009, an expense of $11,945 was recorded as accretion of discount on the 2009 Notes, thereby increasing the carrying value of the 2009 Notes to $3,267,083 as of March 31, 2009. Financing costs associated with the issuance of the 2009 Notes and 2009 Warrants were not material and therefore were expensed as incurred.

For the three months ended March 31, 2009, interest expense resulting from the stated interest rate related to the 2009 Notes was $36,130. The effective interest rate related to the 2009 Notes for the period from the issuance dates through March 31, 2009, including accretion of discount, was 10.6%.

The 2009 Notes also include a call option, which gives the holders the right to demand repayment in the case of default, and a put option, which allows the Company to prepay the unpaid balance of the 2009 Notes and accrued interest at any time and without penalty. Under the guidance of SFAS 133, the Company determined that these embedded features were clearly and closely related to the debt instruments and therefore were not required to be accounted for separately from the 2009 Notes.

Participants in the 2009 Note and Warrant Offering included two related parties: 1) a member of the Company’s Board of Directors who purchased a convertible note in the principal amount of $100,000 and received a warrant to purchase up to 25,000 shares of the Company’s common stock, and 2) Cardinal Court LLC which purchased a convertible note in the principal amount of $2,000,000 and received a warrant to purchase up to 500,000 shares of the Company’s common stock. The Vice President and Treasurer of Cardinal Court LLC is Frank T. Nickell, who beneficially owned approximately 29.5% of the Company’s outstanding common stock as of March 19, 2009.

Note 3. Marketable Securities

At January 1, 2008, the Company had $700,000 of investment in auction rate securities (ARS), classified as current available-for-sale marketable securities. These securities are structured to allow for interest rate resets at approximately every 28 days, but with contractual maturities that are well in excess of ten years. Historically, the carrying value of ARS approximated fair value due to the frequent interest rate resets. Until early February 2008, the ARS market was fairly liquid and the Company was able to auction and sell these securities at par at the end of each reset period or continue to hold them. During the first two months of 2008, the Company liquidated $500,000 of its investment in ARS at par and held the proceeds in cash and cash equivalents.

During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. At March 31, 2008, the Company estimated the fair value of its then remaining $200,000 of ARS to be $170,000, a decline of $30,000 from par value. The Company considered this decline in fair value as other than temporary and, accordingly, recorded an unrealized loss on marketable securities of $30,000 in other non-operating expense in the first quarter of 2008. During the third and fourth quarters of 2008, all the Company’s remaining ARS were sold or redeemed at par, resulting in a realized gain of $30,000. The Company moved the proceeds from these sales and redemption of ARS into cash equivalents.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company did not have any ARS or other marketable securities at either December 31, 2008 or March 31, 2009.

Note 4. Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008. In accordance with SFAS 157, the inputs used to measure fair value are summarized in the three broad levels listed below:

•	Level 1 — Quoted prices in active markets for identical securities;

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities); and

•	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining fair value of investments).

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. At March 31, 2009, the Company did not hold any marketable securities. At March 31, 2008, there was insufficient observable ARS market information available for the Company to determine the fair value of its investment using level 1 or level 2 inputs. As a result, the Company’s management measured the fair value of its ARS using level 3 inputs and estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value at that time. These assumptions included credit quality, estimates on the probability of the issue being called prior to final maturity and the liquidity of the securities.

The following is a reconciliation of the activities related to the Company’s ARS during the three months ended March 31, 2008:

Fair value estimates for ARS using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$700,000
Sales of ARS at par value	(500,000)
Change in fair value recorded in condensed statements of operations	(30,000)

Balance at March 31, 2008	$170,000

The Company estimated the fair value of its derivative instruments using the Black-Scholes pricing model with the key assumptions summarized in Notes 2 and 6. The fair value of derivative instruments was zero at December 31, 2008 and March 31, 2009. For the three months ended March 31, 2009, there was no change in the fair value of derivative instruments.

Fair value estimates for derivative liabilities using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$—
Reclassification of outstanding warrants and options from equity to derivative liabilities at February 14, 2008	1,255,317
Derivative liabilities related to issuance of convertible note payable, related party	280,347
Change in fair value recorded in condensed statements of operations	(21,439)

Balance at March 31, 2008	$1,514,225

The following is a reconciliation of the activities related to the Company’s derivative asset during the three months ended March 31, 2008:

Fair value estimates for derivative asset using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$—
Derivative asset related to issuance of convertible note payable, related party	186,512
Change in fair value recorded in condensed statements of operations	(162,342)

Balance at March 31, 2008	$24,170

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Stock-Based Compensation

The Helix BioMedix 2000 Stock Option Plan (the 2000 Plan), approved by the Company’s stockholders in 2000, is administered by non-employee directors who are authorized to grant stock options to the Company’s employees, consultants, and directors. Stock options are granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Stock options granted to employees are typically incentive stock options, as defined and governed by Section 422 of the Internal Revenue Code, and vest at the rate of 1/3 of the total number of shares after one year and monthly thereafter in 24 equal amounts. Options granted to non-employee directors are nonqualified stock options and become exercisable ranging from immediately upon grant to quarterly over one year. All options granted to employees and non-employee directors expire 10 years from the date of grant.

During each of the three months ended March 31, 2009 and 2008, the Company granted to non-employee directors stock options to purchase up to an aggregate of 120,000 shares of the Company’s common stock with a fair value of $0.38 and $0.62 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.89%	2.90%
Expected dividend yield	0	0
Expected term in years	5.50	5.50
Expected volatility	101%	100%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended March 31, 2009 and 2008, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s common stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term, as prescribed by the simplified method under Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, and amended by SAB No. 110. The Company will continue to use the simplified method until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The determination of the Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R, Share-Based Payment, also requires that the Company recognize compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

The amount of stock-based compensation expense recognized in the three months ended March 31, 2009 and 2008 related to stock options was $31,612 and $26,429, respectively. As of March 31, 2009, total unrecognized stock-based compensation related to non-vested stock options was approximately $93,100, which is expected to be recognized over a weighted-average period of approximately 1.17 years.

A summary of the Company’s stock compensation expense for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Research and development	$378	$—
Marketing and business development	5,005	5,060
General and administrative	26,229	21,369

Total stock-based compensation	$31,612	$26,429

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s stock option activity for the three months ended March 31, 2009 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	3,305,194	$1.17	4.68	$—
Granted	120,000	$0.49	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(25,000)	$2.00	—	—

Outstanding, March 31, 2009	3,400,194	$1.14	4.65	$—

Exercisable, March 31, 2009	3,133,248	$1.19	4.30	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.37 on March 31, 2009, which would have been received by the optionees had all of the options with exercise prices less than $0.37 been exercised on that date.

As of March 31, 2009, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 1,954,806 shares remained available for future grants. Additional information regarding options outstanding as of March 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.49 – $0.70	875,500	7.26	$0.58	608,554	$0.60
$0.76 – $1.00	1,149,000	5.11	$0.94	1,149,000	$0.94
$1.20 – $1.80	1,241,250	2.44	$1.63	1,241,250	$1.63
$1.85 – $1.94	134,444	4.06	$1.87	134,444	$1.87

$0.49 – $1.94	3,400,194	4.65	$1.14	3,133,248	$1.19

Note 6. Stockholders’ Equity

Warrants

During the first quarter of 2009, the Company issued warrants to purchase up to 868,500 shares of the Company’s common stock with an exercise price of $1.00 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $3,474,000 (see Note 2). As of March 31, 2009, the Company had warrants outstanding to purchase up to 4,319,044 shares of the Company’s common stock with exercise prices ranging from $0.25 to $6.00 per share.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In determining the fair value of these warrants and non-employee stock options, the following key assumptions were used in the Black-Scholes option pricing model:

	February 14, 2008	March 31, 2008	June 27, 2008
Warrants
Risk-free interest rate	1.93% – 2.81%	1.55% – 2.46%	2.35 – 3.36%
Expected dividend yield	0	0	0
Expected term in years	1.14 – 5.29	1.02 – 5.25	0.77 – 5.00
Expected volatility	98% – 115%	98% - 115%	99% – 107%
Non-Employee Stock Options
Risk-free interest rate	2.05% – 2.34%	1.55% – 1.96%	2.35% – 2.92%
Expected dividend yield	0	0	0
Expected term in years	1.50 – 3.63	1.37 – 3.50	0.70 – 3.25
Expected volatility	102% – 115%	103% – 115%	106% – 107%

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

On June 27, 2008, the Company entered into an amendment to the convertible note payable (See Note 2) which effectively extinguished the original convertible note payable and related derivative instruments. In accordance with the guidance of EITF No. 96-19, the Company accounted for this modification as an extinguishment of the original convertible note payable. As a result of the modification, outstanding warrants and non-employee options were no longer considered to include a “net cash settlement” provision within the meaning of EITF 00-19, and, therefore, the Company reclassified their fair value from derivative liabilities to equity.

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

	Three Months Ended March 31,
	2009	2008
Weighted average outstanding options	3,373,305	2,967,831
Weighted average outstanding warrants	3,908,444	2,700,544

Note 8. Property and Equipment

Property and equipment consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Machinery and equipment	$548,535	$548,535
Website	36,000	36,000
Furniture and fixtures	54,546	54,546
Leasehold improvements	43,993	43,993

	683,074	683,074
Less accumulated depreciation	(576,673)	(562,920)

Property and equipment, net	$106,401	$120,154

Aggregate depreciation expense for property and equipment during the three months ended March 31, 2009 and 2008 was $13,753 and $15,330, respectively.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Intangible Assets

Identifiable intangible assets consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(783,995)	(764,276)

Intangible assets, net	$333,884	$353,603

Amortization expense for intangible assets during each of the three months ended March 31, 2009 and 2008 was $19,719.

Note 10. Total Comprehensive Income (Loss)

Total comprehensive loss for the three months ended March 31, 2009 was $919,743 compared to $1,274,998 for the same period in 2008. There was no difference between net loss as reported and total comprehensive loss for either of the periods presented.

Note 11. Liquidity and Capital Resources

For the three months ended March 31, 2009, the Company incurred a net loss of $919,743. At March 31, 2009, the Company had $3,531,101 in cash and cash equivalents. For the three months ended March 31, 2009, cash used in operations was $927,743, cash provided by investing activities was $970,000, primarily representing the release of the restricted cash from convertible debt subscription following the completion of the 2009 Note and Warrant Offering in March 2009, and cash provided by financing activities was $2,504,000, which was comprised of net proceeds from the issuance of the 2009 Notes and 2009 Warrants.

Based on the current status of the Company’s operating and product commercialization development plans, the Company estimates that its existing cash and cash equivalents will be sufficient to fund its operations, begin initial work towards pharmaceutical product development and support the continued expansion of its consumer program through the remainder of 2009. The Company will need substantial additional capital in order to maintain the current level of operations beyond 2009, continue commercialization of its technology and advance its pharmaceutical programs. Accordingly, the Company will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, it would be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

The amount of capital the Company will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for the Company’s products and technology, and general economic conditions.

Note 12. Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of March 31, 2009, the Company maintained approximately $3,100,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Customer A	78%	17%
Customer B	—	17%
Customer C	13%	—
Customer D	—	54%

Note 13. Commitments and Contingencies

Purchase Commitment

In August 2007, the Company entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period is $234,000. As of December 31, 2008, the Company had placed orders totaling approximately $131,200 under this agreement. In the first quarter of 2009, the Company placed an order of approximately $102,800 and thereby fulfilled the entire purchase obligation under this agreement.

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

Words such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “future,” “target,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider these factors in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (SEC) after the date of this Quarterly Report.

This information should be read in conjunction with the condensed financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We generate revenue through license agreements with skin care product manufacturers and through collaborative development agreements, as well as by selling proprietary branded skin care products through distribution channels in the United States.

We make available on our website at www.helixbiomedix.com, free of charge, copies of our Annual Reports on Forms 10-K and 10-KSB, Quarterly Reports on Forms 10-Q and 10-QSB, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or furnishing the information to the SEC. Information contained on our website is not part of, and is not incorporated into, this Quarterly Report. Our filings with the SEC are also available to the public at the SEC’s website at www.sec.gov.

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

Revenue Recognition. We derive our revenue from technology licenses, joint development agreements, sales of peptides and consumer products, and administrative services provided to a related party. Revenue under technology licenses may include up-front payments and royalties from third-party product manufacturing and sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. For agreements with multiple elements, we follow the Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) any undelivered items have objective and reliable evidence of fair value; and (3) delivery or performance of the undelivered items that have a right of return is probable and within our control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, we estimate the period based upon other factors contained within the agreement. Our management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

•

Licensing Fees. We recognize up-front license payments at the point when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. We recognize royalty revenue in the period royalty is earned based on reports received from licensees or other information available through the date of issuance of the financial statements. We must occasionally make estimates on certain royalty revenue amounts due to the timing of securing information from our customers. While we believe we can make reliable estimates for certain royalty revenue, these estimates are inherently subjective. Accordingly, our estimates for royalty revenue could differ from actual events, thus impacting our financial position and results of operations.

•

Development Fees. We record revenue associated with performance milestones as earned when we have completed the specific milestones as defined in the joint development agreements and there are no uncertainties or contingencies regarding collection of the related payment. Payments received for which the earnings process is not complete are recorded as deferred revenue.

•

Peptide and Consumer Product Sales. We recognize revenue from sales of our skin care products and peptides when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

•

Administrative Services Revenue, Related Party. Administrative services revenue consists of fees received from DermaVentures LLC (DermaVentures), a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses we incur on DermaVentures’ behalf. Administrative services revenue is invoiced to DermaVentures at or near cost and is recorded as earned when services have been rendered, no obligations remain outstanding and collection is reasonably assured. In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, fees received from DermaVentures are reported as administrative services revenue, while related costs are included in cost of revenue in the statements of operations.

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

Valuation of Warrants and Non-Employee Stock Options Unrelated to Convertible Note Payable, Related Party, Issued in 2008. We account for our warrants and non-employee stock options in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), which require these instruments to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants and non-employee stock options that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value, and warrants that require settlement in shares are recorded as equity instruments.

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

Valuation of Warrant Related to Convertible Note Payable, Related Party, Issued in 2008. In connection with the convertible note payable to a related party issued in February 2008 and amended in June 2008, we issued warrants to purchase up to 750,000 shares of our common stock at an exercise price of $1.00 per share. Pursuant to the guidance in EITF 00-19 and EITF 07-5, we accounted for these warrants as an equity instrument.

Valuation of Warrants Related to Convertible Notes Payable Issued in 2009. In connection with the convertible notes payable issued in the first quarter of 2009, we issued warrants to purchase up to 868,500 shares of our common stock at an exercise price of $1.00 per share. Because these warrants are legally detachable and are separately exercisable from the debt and its related embedded options, they are considered to be freestanding financial instruments from these convertible notes payable. Pursuant to the guidance in Accounting Principles Board (APB) Opinion 14 (APB 14), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 00-19, EITF 07-5 and other relevant literature, we accounted for these warrants as an equity instrument and allocated the value of the warrants based on a relative-fair-value basis between the convertible notes payable issued and the warrants.

Valuation of Conversion Features Related to Convertible Notes Payable, Including Related Party. In accordance with SFAS 133, we were required to separately account for the fair value of our right to automatically convert the convertible note payable to a related party to equity pursuant to the terms of the convertible note payable issued on February 14, 2008 (See Note 2 of our Notes to Condensed Financial Statements). We estimated the fair value of this right using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected asset-based volatility, together with management’s estimate of the probability of exercise of the put options.

On June 27, 2008, we entered into an amendment to the convertible note payable which effectively extinguished the original convertible note payable, including its embedded derivative instruments. The June 27, 2008 fair value of the separately-accounted-for embedded derivative instruments was credited to additional paid-in capital as part of recording the capital transaction resulting from the extinguishment of the original convertible note payable.

Pursuant to the guidance in SFAS 133, EITF 00-19, EITF 07-5 and other relevant literature, the conversion rights of the convertible note payable amended in June 2008 and the convertible notes payable issued in the first quarter of 2009 are not required to be accounted for separately.

Valuation of Call Option Related to Convertible Note Payable, Related Party, Issued in 2008. The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. Under the guidance of SFAS 133, we are required to separately account for the fair value of the embedded call option. We determined that the call option related to this convertible note payable had no value at either the issuance date or any of the reporting dates since then, based on an analysis of the right and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party, Issued in 2008. The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 allows us to prepay the unpaid balance of the convertible note and accrued interest at any time and without penalty. Under the guidance of SFAS 133, we are required to separately account for the fair value of the prepayment right. We determined that this prepayment right had no value at either the issuance date or any of the reporting dates since then, based on an analysis of the right and the likelihood of its exercise.

Results of Operations

As of March 31, 2009, our accumulated deficit was approximately $33,002,200. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs. Our net loss for the three months ended March 31, 2009 was approximately $919,700, or $0.04 per share, reflecting a decrease of $355,300 compared to a net loss of approximately $1,275,000, or $0.05 per share, for the same period in 2008. The decrease in net loss for the first quarter of 2009 compared to the same period in 2008 was primarily due to decreases in operating expenses of approximately $82,600 and non-operating expenses of approximately $365,900, partially offset by a decrease in gross profit of approximately $93,300. The decrease in operating expenses was primarily attributable to decreases in compensation and benefit expense due to a reduction of headcount, consulting fees and general corporate expenses, partially offset by increases in stock-based compensation and marketing expenses. The decrease in non-operating expenses was due primarily to decreases in accretion of debt discount and change in fair value of derivative instruments related to our convertible notes payable, partially offset by an increase in interest expense associated with the outstanding convertible notes payable.

Revenue

Revenue in the three months ended March 31, 2009 and 2008 consisted primarily of license fees, development fees, peptide sales, consumer product sales and administrative services revenue as summarized in the table below.

	Three Months Ended March 31,		Change
	2009	2008
License and development fees	$34,777	$147,062	(76.4)%
Peptide and consumer product sales	42,529	93,308	(54.4)%
Administrative services revenue, related party	9,945	—	*

Total revenue	$87,251	$240,370	(63.7)%

*	Percentage not meaningful

Revenue for the first quarter of 2009, excluding administrative services revenue from DermaVentures, a related party, compared to the same period last year decreased by approximately $163,100, or 67.8%. Development fees were $0 for the first quarter of 2009, compared to $130,000 for the same period in 2008. The fluctuation in development fees was attributable to the timing of the achievement of certain milestones under applicable development agreements. License fees, which are derived from royalty arrangements, increased by approximately $17,700, or 103.8%, for the first three months of 2009 compared to the same period in 2008.

Peptide sales decreased by approximately $53,300, or 57.1%, for the three months of 2009 compared to the same period in the previous year. The lower peptide sales in the first three months of 2009 reflected a decline in the manufacturing of products containing our peptides from certain of our customers.

Sales of consumer products for the first quarter of 2009 were approximately $2,500, or 2.9% of total revenue. As these new products were launched in the fourth quarter of 2008, we expect consumer product sales will increase in the future.

Administrative services revenue for the first quarter of 2009 reflected revenue received from DermaVentures, a related party, for marketing costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. Administrative services revenue and related costs for the three months ended March 31, 2008 were not material. Administrative services revenue is typically invoiced to DermaVentures at or near cost and therefore has no material net effect on our gross profit or net loss.

Cost of Revenue and Gross Margin

Cost of revenue consists of (1) cost of peptides and materials associated with consumer products, (2) cost of administrative services revenue from DermaVentures, a related party, which includes primarily marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses we incur on DermaVentures’ behalf, and (3) other cost of revenue, which includes cost of materials associated with development activities as well as professional fees incurred related to development agreements. Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Revenue mix affects our gross margin because our margins from license and development fees are higher than our margins from peptide sales and administrative services revenue.

Cost of revenue and gross margin for the three months ended March 31, 2009 and 2008 are summarized in the table below.

	Three Months Ended March 31,		Change
	2009	2008
Cost of peptide and consumer product sales	$38,582	$69,384	(44.4)%
Percentage of total revenue	44.2%	28.9%
Percentage of related revenue	90.7%	74.4%
Cost of administrative services revenue, related party	$9,750	—	*
Percentage of total revenue	11.2%	—
Percentage of related revenue	98.0%	—
Other cost of revenue	$—	$38,781	*
Percentage of total revenue	—%	16.1%
Percentage of related revenue	—%	26.4%

Total cost of revenue	$48,332	$108,165	(55.3)%
Percentage of revenue	55.4%	45.0%

Gross profit (loss)	$38,919	$132,205	(70.6)%
Gross margin	44.6%	55.0%

*	Percentage not meaningful

Cost of peptide and consumer product sales for the first quarter of 2009 decreased by approximately $30,800, or 44.4%, compared to the same period in 2008. Peptides and consumer products sold in the first quarter of 2009 resulted in 9.3% margin compared to 25.6% margin for the same period in 2008. The decrease in gross margin related to peptide and consumer product sales was due primarily to the customer mix for peptide sales. As peptides are sold at cost to certain customers based on the terms of respective licensing arrangements, the gross margin from peptide sales may vary from period to period depending on the customer mix. Sales of our consumer products generate a higher gross margin compared to sales of peptides, however, as our consumer products were only introduced to the market in the fourth quarter of 2008, the sale volume for these products has not reached a level that would make a significant contribution to the gross margin.

Cost of administrative services revenue for the first quarter of 2009 consisted primarily of marketing service expenses. Cost of administrative services revenue for the first quarter of 2008 was not material. As administrative services revenue is invoiced at or near cost, the margin related to this revenue is insignificant.

Other cost of revenue for the first quarter of 2009 was not material. For the first quarter of 2008, other cost of revenue was approximately $38,800 which consisted primarily of professional fees for services performed in connection with a joint development agreement.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the three months ended March 31, 2009 and 2008 are summarized in the table below.

	Three Months Ended March 31,		Change
	2009	2008
Research and development expenses	$160,414	$195,177	(17.8)%
Percentage of total revenue	183.9%	81.2%

R&D expenses for the first quarter of 2009 decreased by approximately $34,800, or 17.8%, compared to the same period in 2008. This decrease was primarily attributable to decreases in compensation and benefit expenses due to a reduction of R&D headcount and lower spending in external studies and other R&D expenses. We anticipate R&D expenses to increase in absolute dollars for the remainder of 2009 as we expect to incur expenses on external testing and studies related to the development of our new consumer products as a well as our Rx programs.

Marketing and Business Development Expenses

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three months ended March 31, 2009 and 2008 are summarized in the table below.

	Three Months Ended March 31,		Change
	2009	2008
Marketing and business development expenses	$115,973	$114,687	1.1%
Percentage of total revenue	132.9%	47.7%

M&BD expenses for the first quarter of 2009 increased by approximately $1,300, or 1.1%, compared to the same period in 2008. The slight increase was primarily attributable to increases in product marketing expenses as well as compensation and benefit expenses due to an increase in M&BD headcount, largely offset by a decrease in consulting fees. We anticipate M&BD expenses to increase in absolute dollars for the remainder of 2009 as we expect to incur expenses on market testing and promotions related to the introduction of our new consumer products.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three months ended March 31, 2009 and 2008 are summarized in the table below.

	Three Months Ended March 31,		Change
	2009	2008
General and administrative expenses	$361,868	$433,369	(16.5)%
Percentage of total revenue	414.7%	180.3%

G&A expenses for the first quarter of 2009 decreased by approximately $71,500, or 16.5%, compared to the same period in 2008. The decrease was primarily due to decreases in compensation and benefit expenses resulting from a reduction in G&A headcount as well as decreases in consulting fees and general corporate expenses, partially offset by an increase in stock-based compensation expense. We anticipate G&A expenses for the remainder of 2009 to increase compared to the first quarter of 2009 as we expect to incur additional expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Accounting, Legal and Professional Fees Expenses

Accounting, legal and professional fees expenses for the three months ended March 31, 2009 and 2008 are summarized in the table below.

	Three Months Ended March 31,		Change
	2009	2008
Accounting, legal and professional fees expenses	$184,725	$160,815	14.9%
Percentage of total revenue	211.7%	66.9%

Accounting, legal and professional fees expenses for the first quarter of 2009 increased by approximately $23,900, or 14.9%, compared to the same period in 2008. The increase was primarily due to increases in accounting fees and legal fees associated with general corporate matters.

For the remainder of 2009, we anticipate accounting, legal and professional fees to increase compared to the first quarter of 2009 as we expect to incur additional expenses related to compliance with the Sarbanes-Oxley Act of 2002 with respect to applicable auditor attestation requirements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2009 and 2008 are summarized in the table below.

	Three Months Ended March 31,		Change
	2009	2008
Depreciation and amortization expenses	$33,472	$35,049	(4.5)%
Percentage of total revenue	38.4%	14.6%

Depreciation and amortization expenses for the first quarter of 2009 decreased by approximately $1,600, or 4.5%, compared to the same period in 2008. The decrease for the three months ended March 31, 2009 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2009, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first quarter of 2009.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense related to the convertible notes payable, accretion of discount on the convertible notes payable, change in valuation of derivative instruments and unrealized loss related to ARS deemed to be other than temporary. Other income (expense), net for the three months ended March 31, 2009 and 2008 is summarized in the table below.

	Three Months Ended March 31,		Change
	2009	2008
Interest income	$5,043	$18,790	(73.2)%
Interest expense on convertible notes payable	(14,081)	—	*
Interest expense on convertible notes payable, related party	(81,227)	(30,578)	165.6%
Accretion of discount on convertible notes payable	(4,657)	—	*
Accretion of discount on convertible notes payable, related party	(7,288)	(285,415)	(97.4)%
Change in value of derivative instruments, including related party	—	(140,903)	*
Unrealized loss on marketable securities	—	(30,000)	*

Other income (expense), net	$(102,210)	$(468,106)	(78.2)%

*	percentage not meaningful

Interest Income. Interest income for the first quarter of 2009 decreased by approximately $13,700, or 73.2%, compared to the same period in 2008, due primarily to lower prevailing interest rates. For the remainder of 2009, we expect interest income to decrease due to our decreasing balance in cash and cash equivalents.

Interest Expense, Including Related Party. For the first quarter of 2009, interest expense related to our outstanding convertible notes payable, including related party, increased by approximately $64,700, or 211.7%, to approximately $95,300 from approximately $30,600 for the same period in 2008. Interest expense in the first quarter of 2009 was significantly higher due to interest expense incurred from additional convertible notes payable issued during the first quarter of 2009. We anticipate future quarterly interest expense associated with our outstanding convertible notes payable to be higher than the levels experienced in the first quarter of 2009 as subsequent quarters will include a full three months of interest expense.

Accretion of Discount on Convertible Note Payable, Related Party. For the three months ended March 31, 2009, accretion of discount on the convertible notes payable, including related party, issued in the first quarter of 2009 (see Note 2 of the Notes to our Condensed Financial Statements) was approximately $11,900, which represented the increase in carrying value of these convertible notes from the issuance dates through March 31, 2009. We anticipate future quarterly accretion of discount on the 2009 Notes to be higher than the level experienced in the first quarter of 2009 as subsequent quarters will include a full three months of accretion. For the three months ended March 31, 2008, accretion of discount on the convertible note payable issued to a related party in February 2008 was approximately $285,400, which represented the increase in carrying value of that convertible note from the issuance date of February 14, 2008 through March 31, 2008. On June 27, 2008, the convertible note payable issued in February 2008 was effectively extinguished and replaced by an amended convertible note payable (see Note 2 of the Notes to our Condensed Financial Statements). As a result, we incurred no further accretion of discount on this convertible note payable.

Change in Value of Derivative Instruments. For the first quarter of 2009, there was no change in fair value of the derivative instruments related to the outstanding convertible notes payable. For the period from February 14, 2008 to June 27, 2008, the change in fair value of the derivative instruments related to the convertible note payable to a related party resulted in a net expense of approximately $140,900, comprised of a decrease of approximately $162,300 in fair value of a put option (asset) and a net decrease of approximately $21,400 in the fair value of our outstanding warrants and non-employee stock options (liabilities). At the amendment of the convertible note payable on June 27, 2008, in accordance with EITF 96-19, we recorded an extinguishment of the original convertible note payable and reclassified the fair value of the then outstanding derivative instruments to equity (see Note 2 of the Notes to our Condensed Financial Statements).

Unrealized Loss and Realized Gain on Marketable Securities. During the first quarter of 2009, we did not hold any marketable securities and therefore did not experience any realized or unrealized gain or loss on investments. During the first quarter of 2008, we recognized an unrealized loss of $30,000 on our investment in ARS due to the deemed lack of liquidity associated with these investments at that time.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of March 31, 2009, we had approximately $3,531,000 in cash and cash equivalents, compared to approximately $985,000 in cash and cash equivalents at December 31, 2008. The increase in cash and cash equivalents from December 31, 2008, was primarily attributable to the proceeds of $3,474,000 from our issuance of convertible notes payable, partially offset by cash used in operations of approximately $927,700.

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2009 and 2008 was approximately $927,700 and $784,000, respectively, in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations while expanding our revenue base. The primary working capital uses of cash for the three months ended March 31, 2009 were due to increases in inventory and prepaid expenses and other current assets as well as a decrease in accrued compensation and benefits, partially offset by a decrease in accounts receivable and an increase in trade payables. Working capital uses of cash for the three months ended March 31, 2008 were primarily due to an increase in accounts receivable and a decrease in deferred revenue, partially offset by decreases in prepaid assets and inventory and an increase in accrued expenses.

Inventory, comprised of peptides held for resale and products from our proprietary branded skin care line, increased by approximately $109,500 and decreased by approximately $14,800 for the three months ended March 31, 2009 and 2008, respectively. The increase in the first quarter of 2009 was due primarily to our purchase of peptides to fulfill a purchase agreement entered in August 2007, and the decrease in the first quarter of 2008 was due to the timing of peptide sales.

Accrued compensation and benefits decreased by approximately $61,000 in the first three months of 2009 due primarily to payments related to retro-active salary increases for two executives, compared to an increase of approximately $20,700 for the same period in 2008 due primarily to an increase in accrued paid time-off.

Accounts receivable decreased by approximately $6,100 during the first three months of 2009, compared to an increase of $18,200 for the same period in 2008. The fluctuations were primarily attributable to the timing of peptide shipments, royalty reports received from our licensees and the achievement of certain milestones under applicable license and development agreements.

Deferred revenue decreased by $130,000 during the first three months of 2008, due to the achievement of certain milestones under applicable license and development agreements. There was no change in deferred revenue in the first quarter of 2009.

Cash Flows from Investing Activities

As of December 31, 2008, we had received an aggregate of $970,000 of subscription deposits for our recent convertible promissory note and warrant offering, which we classified as restricted cash until the completion of this offering. Following the closing of the offering in the first quarter of 2009, the restrictions on the restricted cash were removed and we reclassified the $970,000 to cash and cash equivalents.

For the three months ended March 31, 2008, cash provided by investing activities was approximately $492,900, consisting of proceeds from the sales of marketable securities of $500,000, partially offset by purchases of capital equipment of approximately $7,100.

For the remainder of 2009, we do not expect the level of capital expenditures to be significant.

Cash Flows from Financing Activities

For the three months ended March 31, 2009, cash provided by financing activities was $2,504,000, which reflected the aggregate proceeds of $3,474,000 from our recent convertible note and warrant offering less $970,000 of cash deposits already received as of December 31, 2008.

For the three months ended March 31, 2008, cash provided by financing activities was approximately $2,994,700, which consisted of net proceeds from the issuance of a convertible note payable and warrant to a related party.

Based on the current status of our operating plans and product commercialization development, we estimate that our existing cash and cash equivalents will be sufficient to fund our operations, begin initial work towards pharmaceutical product development and support the continued expansion of our consumer program at least through the remainder of 2009. We will need substantial additional capital in order to maintain our current level of operations beyond 2009, continue commercialization of our technology and advance our pharmaceutical programs. Accordingly, we will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available to us on favorable terms, if at all. If we are unable to obtain the necessary additional funding, among other things, we would be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of March 31, 2009:

Contractual Obligations	Less than 1 year	More than 1 year	Total
Operating lease	$51,464	$—	$51,464
Convertible notes payable and related accrued interest to date(1)	—	6,780,377	6,780,377

Total contractual obligations	$51,464	$6,780,377	$6,831,841

(1)	Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011, or when called by the note holders upon an event of default, including in the event we file for bankruptcy. Assuming no principal prepayments on these convertible notes payable and no conversion into equity before July 1, 2011, we would incur approximately $1.47 million of total interest on all outstanding notes payable.

ITEM 4.	Controls and Procedures.

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

There has been no change in our internal control over financial reporting during the quarter that ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Please see our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

ITEM 6.	Exhibits.

Exhibit Number (Referenced to Item 601 of Regulation S-K)	Exhibit Description

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

4.1	Rights Agreement dated August 21, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

10.18(a)	First Amendment to License Agreement dated February 25, 2009 between the Company and Rodan & Fields, LLC

10.19	Form of Convertible Note and Warrant Purchase Agreement between the Company and the other parties thereto

31.1	Certification of the Company’s principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2009

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)