Form 10-Q
period 2009-06-30
HELIX BIOMEDIX INC
filed 2009-08-06
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2009, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,807,024	$984,844
Restricted cash – subscription deposits for convertible debt offering (Note 2)	—	970,000
Accounts receivable, net	108,539	50,467
Inventory	163,046	111,411
Prepaid expenses and other current assets	54,069	104,706

Total current assets	3,132,678	2,221,428
Deposits	8,522	8,522
Property and equipment, net	93,100	120,154
Intangible assets, net	315,723	353,603

Total assets	$3,550,023	$2,703,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$67,608	$71,824
Accrued compensation and benefits	43,023	101,734
Accrued expenses	90,516	61,563
Deferred rent	927	2,039
Other current liabilities – subscription deposits for convertible debt offering (Note 2)	—	970,000

Total current liabilities	202,074	1,207,160
Convertible notes payable	1,301,174	—
Convertible notes payable, related party	4,988,844	3,000,000
Accrued interest on convertible notes payable	41,485	—
Accrued interest on convertible notes payable, related party	394,017	211,069

Total liabilities	6,927,594	4,418,229
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at June 30, 2009, and December 31, 2008	25,654	25,654
Additional paid-in capital	30,622,339	30,342,249
Accumulated deficit	(34,025,564)	(32,082,425)

Total stockholders’ equity (deficit)	(3,377,571)	(1,714,522)

Total liabilities and stockholders’ equity (deficit)	$3,550,023	$2,703,707

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Licensing and development fees	$29,795	$59,330	$64,572	$206,392
Peptide and consumer product sales	98,441	6,143	140,970	99,451
Administrative services revenue, related party	10,251	21,772	20,196	21,772

Total revenue	138,487	87,245	225,738	327,615

Cost of revenue:
Cost of peptide and consumer product sales	82,999	6,085	121,581	75,469
Cost of administrative service revenue, related party	10,050	21,772	19,800	21,772
Other cost of revenue	—	—	—	38,781

Total cost of revenue	93,049	27,857	141,381	136,022

Gross profit	45,438	59,388	84,357	191,593

Operating expenses:
Research and development	239,278	198,238	399,692	393,415
Marketing and business development	120,061	89,041	236,034	203,728
General and administrative	411,921	586,650	773,789	1,020,019
Accounting, legal and professional fees	116,086	159,502	300,811	320,317
Depreciation and amortization	32,530	34,901	66,002	69,950

Total operating expenses	919,876	1,068,332	1,776,328	2,007,429

Loss from operations	(874,438)	(1,008,944)	(1,691,971)	(1,815,836)

Other income (expense):
Interest income	3,102	17,074	8,145	35,864
Interest expense on convertible notes payable	(27,404)	—	(41,485)	—
Interest expense on convertible notes payable, related party	(101,721)	(63,120)	(182,948)	(93,698)
Accretion of discount on convertible notes payable	(9,079)	—	(13,736)	—
Accretion of discount on convertible notes payable, related party	(13,856)	(546,011)	(21,144)	(831,426)
Change in value of derivative instruments, including related party	—	152,706	—	11,803
Unrealized loss on marketable securities	—	—	—	(30,000)

Other income (expense), net	(148,958)	(439,351)	(251,168)	(907,457)

Net loss	$(1,023,396)	$(1,448,295)	$(1,943,139)	$(2,723,293)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.08)	$(0.11)

Weighted average shares outstanding	25,653,512	25,653,512	25,653,512	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND TOTAL

COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2008 and for the Six Months Ended June 30, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Number of Shares	Amount
Balance at December 31, 2007	25,653,512	$25,654	$29,211,972	$(27,566,913)	$—	$1,670,713	$—
Stock-based compensation	—	—	314,928	—	—	314,928	—
Reclassification of warrants and options from equity to derivative liabilities	—	—	(1,255,317)	—	—	(1,255,317)	—
Extinguishment of convertible note payable, related party	—	—	733,317	—	—	733,317	—
Reclassification of warrants and options from derivative liabilities to equity	—	—	1,337,349	—	—	1,337,349	—
Unrealized gain on marketable securities	—	—	—	—	30,000	30,000	30,000
Reclassification of realized gain to income due to redemption of marketable securities	—	—	—	—	(30,000)	(30,000)	(30,000)
Net loss	—	—	—	(4,515,512)	—	(4,515,512)	(4,515,512)

Balance at December 31, 2008	25,653,512	25,654	30,342,249	(32,082,425)	—	(1,714,522)	(4,515,512)
Stock-based compensation	—	—	61,228	—	—	61,228	—
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	—	218,862	—
Net loss	—	—	—	(1,943,139)	—	(1,943,139)	(1,943,139)

Balance at June 30, 2009	25,653,512	$25,654	$30,622,339	$(34,025,564)	$—	$(3,377,571)	$(1,943,139)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,943,139)	$(2,723,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,002	69,950
Stock-based compensation expense	61,228	122,721
Interest expense on convertible notes payable	41,485	—
Interest expense on convertible notes payable, related party	182,948	93,698
Accretion of discount on convertible notes payable	13,736	—
Accretion of discount on convertible notes payable, related party	21,144	831,426
Change in valuation of derivative instruments, including related party	—	(11,803)
Unrealized loss on marketable securities	—	30,000
Changes in assets and liabilities:
Accounts receivable, net	(58,072)	43,356
Inventory	(51,635)	(12,287)
Prepaid expenses and other current assets	50,637	42,759
Accounts payable	(4,216)	12,408
Accrued compensation and benefits	(58,711)	95,316
Other accrued expenses	27,841	(18,213)
Deferred revenue	—	(130,000)

Net cash used in operating activities	(1,650,752)	(1,553,962)

Cash flows from investing activities
Proceeds from sales and redemption of marketable securities	—	500,000
Release of restricted cash from convertible debt subscription	970,000	—
Purchases of property and equipment	(1,068)	(26,665)

Net cash provided by investing activities	968,932	473,335

Cash flows from financing activities
Proceeds from issuance of convertible notes payable and detachable warrants	404,000	—
Proceeds from issuance of convertible notes payable and detachable warrants, related party	2,100,000	3,000,000
Financing costs related to convertible note payable, related party	—	(5,260)

Net cash provided by financing activities	2,504,000	2,994,740

Net increase in cash and cash equivalents	1,822,180	1,914,113
Cash and cash equivalents at beginning of period	984,844	461,290

Cash and cash equivalents at end of period	$2,807,024	$2,375,403

Supplemental cash flow information
Non-cash investing and financing activities:
Reclassification of warrants and options from equity to derivative liabilities	$—	$1,255,317

Extinguishment of convertible note payable, related party	$—	$733,317

Reclassification of warrants and options from derivative liabilities to equity	$—	$1,337,349

Issuance of convertible notes payable in exchange for release of restricted cash	$970,000	$—

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited condensed financial statements of Helix BioMedix, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the SEC rules and regulations for quarterly reporting. In accordance with Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165), the Company performed an evaluation of subsequent events for the accompanying financial statements and notes included in Part 1, Item 1of this Quarterly Report through August 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2009.

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

The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2009.

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

Valuation of Warrants and Stock Options Unrelated to Convertible Note Payable, Related Party, Issued in 2008

In connection with the issuance of the convertible note payable on February 14, 2008 to a related party and the potential contractual obligation to grant the associated warrant, the Company classified the fair value of then outstanding warrants and non-employee stock options (the Other Warrant Liabilities) as derivative liabilities as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle these instruments (see Note 2). The Company valued the Other Warrant Liabilities using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility (see Note 6). At each reporting period, as long as the Other Warrant Liabilities were outstanding and there was the potential for an insufficient number of authorized shares available to settle these instruments, the Other Warrant Liabilities were revalued and any difference from the previous valuation date was recognized as a change in fair value in the Company’s statement of operations.

On June 27, 2008, the Company entered into an amendment to the convertible note payable (see Note 2) which effectively extinguished the original convertible note payable and related derivative instruments, including the potential contractual obligation to grant the associated warrant. In accordance with the guidance of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19), the Company accounted for this modification as an extinguishment of the original convertible note payable and recorded the amended convertible note payable as new debt. Among other changes, the amended note limits the number of shares issuable under it and therefore eliminates the net-cash settlement requirement for the Other Warrant Liabilities. As a result, the Company is no longer required to account for the Other Warrant Liabilities as derivative liabilities. The June 27, 2008 fair value of the Other Warrant Liabilities was therefore reclassified to additional paid-in capital.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Valuation of Warrants Related to Convertible Notes Payable Issued in 2009

In connection with the convertible notes payable issued in the first quarter of 2009, the Company issued warrants to purchase up to 868,500 shares of the Company’s common stock at an exercise price of $1.00 per share. Since these warrants are legally detachable and are separately exercisable from the debt and its related embedded options, they are considered to be freestanding financial instruments. Pursuant to the guidance in Accounting Principles Board (APB) Opinion 14 (APB 14), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 00-19, EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, and other relevant literature, the Company accounted for these warrants as equity instruments and allocated the value of the warrants based on a relative-fair-value basis between the convertible notes payable issued and the warrants.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 represents the last numbered standard to be issued by the FASB under the old (pre-Codification) numbering system, and amends the U.S. GAAP hierarchy. On July 1, 2009, the FASB released The FASB Accounting Standards CodificationTM (Codification) which supersedes all existing non-SEC accounting and reporting standards and becomes the exclusive authoritative U.S. GAAP to be applied by nongovernmental entities for use in financial statements issued for interim and annual periods ending after September 15, 2009. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Company does not expect the Codification to have an impact on its financial position, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (SFAS 167), which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company is currently evaluating the impact, if any, SFAS 167 will have on its financial position, results of operations or cash flows.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In May 2009, the FASB issued SFAS 165,which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual reporting periods and was effective for the Company beginning April 1, 2009. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations or cash flows. The Company evaluated subsequent events through August 6, 2009, the date the accompanying financial statements were issued.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (FSP FAS 157-4). FSP FAS 157-4 supersedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active, and affirms that in an inactive market, fair value is the price to sell the asset in an orderly transaction and clarifies and includes additional factors for determining inactive markets. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and was effective for the Company beginning April 1, 2009. The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security and it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. FSP FAS 115-2 and FAS 124-2 requires the presentation of the total other-than-temporary impairment in the statement of earnings for those impairments involving credit losses with an offset for the remainder of the impairment recognized in other comprehensive income. Upon adoption, FSP FAS 115-2 and FAS 124-2 requires a cumulative-effect adjustment in earnings. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and was effective for the Company beginning April 1, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which requires disclosures about the fair value of financial instruments as well as the methods and significant assumptions used to estimate the fair value of those financial instruments in the interim reporting periods and in the annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009 and was effective for the Company beginning April 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

        Due to the indeterminate number of common shares which might have been issued under the embedded conversion feature of the 2008 Note and the 2008 Warrant, the Company recorded the value of the 2008 Warrant as a derivative liability at its fair value in accordance with SFAS 133 and EITF 00-19, as there was a potential that the Company would not have a sufficient number of authorized shares to settle these obligations. In addition, the Company re-measured the fair value of this derivative liability at the end of each subsequent reporting period. The Company estimated the fair value of the 2008 Warrant to be $280,347 at February 14, 2008. At March 31, 2008, the Company estimated the fair value of this derivative liability had increased to $503,122 and, as a result, recognized the change in value of $222,775 in its statement of operations. At June 27, 2008, the date that the 2008 Note was amended, the Company estimated the fair value of this derivative liability to be $555,674, and as a result, recognized the change in value of

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

$52,552 in its statement of operations. The fair value of the 2008 Warrant was determined by applying management’s estimate of the probability of issuance of the 2008 Warrant together with the Black-Scholes option pricing model with the following key assumptions:

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In addition, the 2008 Warrant was amended and restated in its entirety such that RBFSC shall be entitled to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the Restated Warrant), which Restated Warrant was issued by the Company concurrent with the issuance of the 2008 Amended Note.

Under the guidance of EITF 96-19, the Company determined that the terms of the 2008 Amended Note reflect a substantial modification to the 2008 Note based on an analysis of cash flows for the 2008 Amended Note compared to the 2008 Note and, as a result, accounted for this modification as an extinguishment of the 2008 Note. As the 2008 Note was a debt to a related party, the Company recorded the debt extinguishment as a capital transaction under APB Opinion 26, Early Extinguishment of Debt. The 2008 Amended Note was accounted for as new debt and was recorded at its $3,000,000 face value because the estimated June 27, 2008 fair value of the 2008 Amended Note exceeded its face value.

For the three and six months ended June 30, 2009, interest expense resulting from the stated interest rate of 8% related to the 2008 Amended Note was $59,835 and $119,013, respectively.

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

The 2009 Notes are being accreted from their carrying value of $3,255,138 at the issuance dates to their settlement amount of $3,474,000 at July 1, 2011, through the statement of operations using the effective interest method. For the three and six months ended June 30, 2009, the Company recorded $22,935 and $34,880, respectively, as accretion of discount on the 2009 Notes, thereby increasing the carrying value of the 2009 Notes to $3,290,018 as of June 30, 2009. Financing costs associated with the issuance of the 2009 Notes and 2009 Warrants were not material and therefore were expensed as incurred.

For the three and six months ended June 30, 2009, interest expense resulting from the stated interest rate of 8% related to the 2009 Notes was $69,290 and $105,420, respectively. The effective interest rate related to the 2009 Notes for the period from the issuance dates through June 30, 2009, including accretion of discount, was 10.6%.

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

        Participants in the 2009 Note and Warrant Offering included two related parties: 1) a member of the Company’s Board of Directors who purchased a convertible note in the principal amount of $100,000 and received a warrant to purchase up to 25,000 shares of the Company’s common stock, and 2) Cardinal Court LLC which purchased a convertible note in the principal amount of $2,000,000 and received a warrant to purchase up to 500,000 shares of the Company’s common stock. The Vice President and Treasurer of Cardinal Court LLC is Frank T. Nickell, who is also the President and a director of RBSFS. Mr. Nickell beneficially owned approximately 29.5% of the Company’s outstanding common stock as of March 19, 2009.

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

During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. At March 31, 2008, the Company estimated the fair value of its then remaining $200,000 of ARS to be $170,000, a decline of $30,000 from par value. The Company considered this decline in fair value as other than temporary and, accordingly, recorded an unrealized loss on marketable securities of $30,000 in other non-operating expense in the first quarter of 2008. During the third and fourth quarters of 2008, all the Company’s remaining ARS were sold or redeemed at par, resulting in a realized gain of $30,000. The Company invested the proceeds from these sales and redemption of ARS in cash equivalents.

The Company did not have any ARS or other marketable securities at December 31, 2008 or anytime during the six months ended June 30, 2009.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The Company did not hold any marketable securities at either December 31, 2008 or June 30, 2009. At June 30, 2008, there was insufficient observable ARS market information available for the Company to determine the fair value of its investment using level 1 or level 2 inputs. As a result, the Company’s management measured the fair value of its ARS using level 3 inputs and estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value at that time. These assumptions included credit quality, estimates on the probability of the issue being called prior to final maturity and the liquidity of the securities.

The following is a reconciliation of the activities related to the Company’s ARS during the six months ended June 30, 2008:

Six Months Ended June 30, 2008
Fair value estimates for ARS using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$700,000
Sales of ARS at par value	(500,000)
Unrealized loss recorded in condensed statements of operations	(30,000)
Unrealized gain recorded in accumulated other comprehensive income (loss)	17,550

Ending balance at June 30, 2008	$187,550

The Company estimated the fair value of its derivative instruments using the Black-Scholes pricing model with the key assumptions summarized in Notes 2 and 6. A reconciliation of the activities of the derivative instruments during the six months ended June 30, 2008 is presented in the tables below. The fair value of derivative instruments was $0 at December 31, 2008 and at each of the reporting dates since then. During the six months ended June 30, 2009, there was no change in the fair value of derivative instruments.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended June 30, 2008
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

Six Months Ended June 30, 2008
Fair value estimates for derivative asset using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$—
Derivative asset related to issuance of convertible note payable, related party	186,512
Change in fair value recorded in condensed statements of operations	(186,512)

Ending balance at June 30, 2008	$—

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at June 30, 2009 and December 31, 2008. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at June 30, 2009 and December 31, 2008 because of the short-term nature of these instruments. As there is no established market for the Company’s convertible notes, the Company estimated the fair value of its convertible notes payable, including related party, using market-based parameters for the various components of the convertible notes. The fair value of the accrued interest on convertible notes payable, including related party, was estimated as the present value of expected future payments, discounted by an interest rate commensurate with the risk-free interest rate for an equivalent maturity term.

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Convertible notes payable	$1,301,174	$1,402,167	$—	$—
Convertible notes payable, related party	4,988,844	5,204,550	3,000,000	3,168,500
Accrued interest on convertible notes payable	41,485	40,579	—	—
Accrued interest on convertible notes payable, related party	394,017	385,413	211,069	206,496

Total	$6,725,520	$7,032,709	$3,211,069	$3,374,996

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

        There were no stock options granted during the three months ended June 30, 2009 or 2008; however, during the three months ended June 30, 2008, the Company modified two option grants. For each of the six months ended June 30, 2009 and 2008, the Company granted to non-employee directors stock options to purchase up to an aggregate of 120,000 shares of the Company’s common stock with a fair value of $0.38 and $0.62 per share, respectively. In determining the fair value of stock option modifications during the three months ended June 30, 2008 and of stock options granted during the six months ended June 30, 2009 and 2008, the following key assumptions were used in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	—	3.10% – 3.27%	1.89%	2.89% – 3.27%
Expected dividend yield	—	0	0	0
Expected term in years	—	3.00 – 5.50	5.50	3.00 – 5.50
Expected volatility	—	99% – 107%	101%	99% – 107%

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended June 30, 2008 and six months ended June 30, 2009 and 2008, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s common stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term, as prescribed by the simplified method under Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, and amended by SAB No. 110. The Company will continue to use the simplified method until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The determination of the Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R, Share-Based Payment, also requires that the Company recognize compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

The amount of stock-based compensation expense recognized in the three months ended June 30, 2009 and 2008 related to stock options was $29,616 and $96,292, respectively. For the six months ended June 30, 2009 and 2008, stock-based compensation expense was $61,228 and $122,721, respectively. Stock-based compensation expense for the three and six months ended June 30, 2008 included approximately $65,400 of expense resulting from modification of two option grants. As of June 30, 2009, total unrecognized stock-based compensation related to non-vested stock options was approximately $71,600, which is expected to be recognized over a weighted-average period of approximately one year. A summary of the Company’s stock compensation expense for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$382	$—	$760	$—
Marketing and business development	5,060	10,348	10,065	15,408
General and administrative	24,174	85,944	50,403	107,313

Total stock-based compensation	$29,616	$96,292	$61,228	$122,721

A summary of the Company’s stock option activity for the six months ended June 30, 2009 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	3,305,194	$1.17	4.68	$—
Granted	120,000	$0.49	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(25,000)	$2.00	—	—

Outstanding, June 30, 2009	3,400,194	$1.14	4.40	$3,900

Exercisable, June 30, 2009	3,194,915	$1.18	4.12	$1,392

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.51 on June 30, 2009, which would have been received by the optionees had all of the options with exercise prices less than $0.51 been exercised on that date.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2009, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 1,954,806 shares remained available for future grants. Additional information regarding options outstanding as of June 30, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.49 – $0.70	875,500	7.01	$0.58	670,221	$0.60
$0.76 – $1.00	1,149,000	4.86	$0.94	1,149,000	$0.94
$1.20 – $1.80	1,241,250	2.19	$1.63	1,241,250	$1.63
$1.85 – $1.94	134,444	3.81	$1.87	134,444	$1.87

$0.49 – $1.94	3,400,194	4.40	$1.14	3,194,915	$1.18

Note 6. Stockholders’ Equity

Warrants

During the first six months of 2009, the Company issued warrants to purchase up to 868,500 shares of the Company’s common stock with an exercise price of $1.00 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $3,474,000 (see Note 2). As of June 30, 2009, the Company had warrants outstanding to purchase up to 4,289,819 shares of the Company’s common stock with exercise prices ranging from $0.25 to $6.00 per share.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average outstanding options	3,400,194	3,015,194	3,386,824	2,991,513
Weighted average outstanding warrants	4,300,317	2,725,269	4,105,463	2,712,907

Note 8. Property and Equipment

Property and equipment consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Machinery and equipment	$548,535	$548,535
Website	36,000	36,000
Furniture and fixtures	55,614	54,546
Leasehold improvements	43,993	43,993

	684,142	683,074
Less accumulated depreciation	(591,042)	(562,920)

Property and equipment, net	$93,100	$120,154

Aggregate depreciation expense for property and equipment during the three months ended June 30, 2009 and 2008 was $14,369 and $15,181, respectively, and was $28,122 and $30,511 during the six months ended June 30, 2009 and 2008, respectively.

Note 9. Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(802,156)	(764,276)

Intangible assets, net	$315,723	$353,603

Amortization expense for intangible assets during the three months ended June 30, 2009 and 2008 was $18,161 and $19,720, respectively, and was $37,880 and $39,439 during the six months ended June 30, 2009 and 2008, respectively.

Note 10. Total Comprehensive Income (Loss)

Total comprehensive loss for the three months ended June 30, 2009 was $1,023,396 compared to $1,430,745 for the same period in 2008. For the six months ended June 30, 2009 and 2008, total comprehensive loss was $1,943,139 and $2,705,743, respectively. For the three and six months ended June 30, 2009, there was no difference between net loss as reported and total comprehensive loss. For the three and six months ended June 30, 2008, the difference between net loss as reported and total comprehensive loss of $17,550 was the unrealized gain on the Company’s marketable securities.

Note 11. Liquidity and Capital Resources

        For the six months ended June 30, 2009, the Company incurred a net loss of $1,943,139. At June 30, 2009, the Company had approximately $2,807,000 in cash and cash equivalents. For the six months ended June 30, 2009, cash used in operations was $1,650,752, cash provided by investing activities was $968,932, primarily representing the release of the restricted cash from convertible debt subscription following the completion of the 2009 Note and Warrant Offering in March 2009, and cash provided by financing activities was $2,504,000, which was comprised of net proceeds from the issuance of the 2009 Notes and 2009 Warrants.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Based on the current status of the Company’s operating and product commercialization development plans, the Company estimates that its existing cash and cash equivalents will be sufficient to fund its operations, begin initial work towards its Rx product development and support the continued expansion of its consumer programs through the remainder of 2009. The Company will need substantial additional capital in order to maintain the current level of operations beyond 2009, continue commercialization of its technology and advance its pharmaceutical programs. Accordingly, the Company will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, it would be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

The amount of capital the Company will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for the Company’s products and technology, and general economic conditions.

Note 12. Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of June 30, 2009, the Company maintained approximately $2,342,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash.

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customer A	80%	40%	79%	23%
Customer B	*	23%	*	18%
Customer C	*	25%	10%	*
Customer D	—	—	—	40%
Customer E	—	11%	—	*

*	Sales were less than 10%

Note 13. Commitments and Contingencies

Purchase Commitment

In August 2007, the Company entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period was $234,000. As of December 31, 2008, the Company had placed orders totaling approximately $131,200 under this agreement. In the first quarter of 2009, the Company placed an order of approximately $102,800 and thereby fulfilled the entire purchase obligation under this agreement. As of June 30, 2009, the Company did not have any material purchase commitments outstanding.

Operating Lease

The Company leases office and laboratory space located in Bothell, Washington, under an operating lease expiring in November 2009. On July 29, 2009, the Company renewed the operating lease for its current office and laboratory space. The new lease agreement, which begins on December 1, 2009, has a term of five years and 7 months and expires on June 30, 2015. Future minimum rental payments required under this lease agreement are as follows:

	2010	2011	2012	2013	Thereafter	Total
Operating lease	$37,446	$76,947	$79,256	$81,634	$127,277	$402,560

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This information should be read in conjunction with the condensed financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Valuation of Conversion Features Related to Convertible Notes Payable, Including Related Party. In connection with the issuance of the convertible note payable to a related party in February 2008 and under the guidance of SFAS 133, we were required to separately account for the fair value of our right to automatically convert the note payable to equity at the price of equity securities issued in any sale of shares of our equity securities that raised an aggregate amount of at least $5,000,000 on or before June 29, 2008 (see Note 2 of our Notes to Condensed Financial Statements).

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

Results of Operations

        As of June 30, 2009, our accumulated deficit was approximately $34,025,600. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our Rx programs. Our net loss for the three months ended June 30, 2009 was approximately $1,023,400, or $0.04 per share, reflecting a decrease of approximately $424,900 compared to a net loss of approximately $1,448,300, or $0.06 per share, for the same period in 2008. The decrease in net loss for the second quarter of 2009 compared to the same period in 2008 was primarily due to decreases in operating expenses of approximately $148,500 and non-operating expenses of approximately $290,400, partially offset by a decrease in gross profit of approximately $14,000. Our net loss for the six months ended June 30, 2009 was approximately $1,943,100, or $0.08 per share, representing a decrease of $780,200 compared to a net loss of approximately $2,723,300, or $0.11 per share, for the same period in 2008. The decrease in net loss for the first six months of 2009 compared to the same period in 2008 was primarily due to decreases in operating expenses of approximately $231,100 and non-operating expenses of approximately $656,300, partially offset by a decrease in gross profit of approximately $107,200.

For the three and six months ended June 30, 2009 compared the same periods in 2008, the decrease in operating expenses was primarily attributable to decreases in compensation and benefit expense due to a net reduction of headcount, stock-based compensation and general corporate expenses, partially offset by an increase in consulting fees; the decrease in non-operating expenses was due primarily to decreases in accretion of debt discount and change in fair value of derivative instruments related to our convertible notes payable, partially offset by an increase in interest expense associated with the outstanding convertible notes payable.

Revenue

Revenue in the three and six months ended June 30, 2009 and 2008 consisted primarily of license fees, development fees, peptide sales, consumer product sales and administrative services revenue as summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
License and development fees	$29,795	$59,330	(49.8)%	$64,572	$206,392	(68.7)%
Peptide and consumer product sales	98,441	6,143	1502.5%	140,970	99,451	41.7%
Administrative services revenue, related party	10,251	21,772	(52.9)%	20,196	21,772	(7.2)%

Total revenue	$138,487	$87,245	58.7%	$225,738	$327,615	(31.1)%

Revenue, excluding administrative services revenue from DermaVentures, a related party, increased by approximately $62,800, or 95.9%, in the three months ended June 30, 2009 from approximately $65,500 in the three months ended June 30, 2008, and decreased by approximately $100,300, or 32.8%, in the six months ended June 30, 2009 from approximately $305,800 in the six months ended June 30, 2008.

For the three months ended June 30, 2009, license and development fees decreased by approximately $29,500, or 49.8%, compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, license and development fees decreased by approximately $141,800, or 68.7%, compared to the same period in 2008. The decrease in license and development fees for both the three and six months ended June 30, 2009, reflected decreases in both development fees and license fees. The fluctuation in development fees was attributable to the timing of the achievement of certain milestones under applicable development agreements. The decrease in license fees was due primarily to the timing and volume of the manufacturing and sales of products containing our peptides from third-party licensees.

For the three months ended June 30, 2009, peptide and consumer product sales increased by approximately $92,300, or 1502.5%, compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, peptide and consumer product sales increased by approximately $41,500, or 41.7%, compared to the same period in 2008. The increase in peptide and consumer product sales during the three and six months ended June 30, 2009 was principally due to an increase in repeat sales to our existing customers. Sales of consumer products for the three and six months ended June 30, 2009 were approximately 8.2% and 6.2% of total revenue for the respective periods. As these new products were launched in the fourth quarter of 2008, we expect consumer product sales will increase in the future.

For the three months ended June 30, 2009, administrative services revenue decreased by approximately $11,500, or 52.9%, compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, administrative services revenue decreased by approximately $1,600, or 7.2%, compared to the same period in 2008. Administrative services revenue, which consists of revenue received from DermaVentures, a related party, for marketing costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf, is typically invoiced to DermaVentures at or near cost and therefore has no material net effect on our gross profit or net loss. As of June 30, 2009, we were in the process of concluding our relationship with DermaVentures, and, therefore, we expect no future administrative services revenue from DermaVentures.

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

Cost of revenue and gross margin for the three and six months ended June 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Cost of peptides and consumer product sales	$82,999	$6,085	1264.0%	$121,581	$75,469	61.1%
Percentage of total revenue	59.9%	7.0%		53.9%	23.0%
Percentage of related revenue	84.3%	99.1%		86.2%	75.9%
Cost of administrative services revenue, related party	$10,050	$21,772	(53.8)%	$19,800	$21,772	(9.1)%
Percentage of total revenue	7.3%	25.0%		8.8%	6.6%
Percentage of related revenue	98.0%	100.0%		98.0%	100.0%
Other cost of revenue	—	—	*	$—	$38,781	*
Percentage of total revenue	—	—		—	11.8%
Percentage of related revenue	—	—		—	18.8%

*	Percentage not meaningful

For the three months ended June 30, 2009, cost of peptide and consumer product sales increased by approximately $76,900, or 1264.0%, compared to the three months ended June 30, 2008. Peptides and consumer products sold in the second quarter of 2009 resulted in 15.7% margin compared to less than 1% margin for the same period in 2008. For the six months ended June 30, 2009, cost of peptide and consumer product sales increased by approximately $46,100, or 61.1%, compared to the same period in 2008. For the first six months of 2009, peptides and consumer products sole resulted in 13.8% margin compared to 24.1% margin for the same period in 2008. The fluctuation in gross margin related to peptide and consumer product sales for the three and six months ended June 30, 2009 was due primarily to the customer mix for peptide sales as peptides are sold at a lower margin to certain customers based on the terms of respective licensing arrangements. Sales of our consumer products generate a higher gross margin compared to sales of peptides; however, as our consumer products are still fairly new in the market, the sale volume for these products has not reached a level that would make a significant contribution to the gross margin.

For the three months ended June 30, 2009, cost of administrative services revenue decreased by approximately $11,700, or 53.8%, compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, cost of administrative services revenue decreased by approximately $2,000, or 9.1%, compared to the same period in 2008. Cost of administrative services revenue may fluctuate from period to period due to actual expenses incurred. As administrative services revenue is invoiced at or near cost, the margin related to this revenue is insignificant for all periods presented.

For the three months ended June 30, 2009 and 2008, other cost of revenue was $0. For the six months ended June 30, 2009, other cost of revenue was $0 compared to approximately $38,800 for the same period in 2008. Other cost of revenue for the six months ended June 30, 2008 consisted primarily of professional fees for services performed in connection with a joint development agreement.

We expect that our gross margin will fluctuate in the future due to customer mix and product mix.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the three and six months ended June 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Research and development	$239,278	$198,238	20.7%	$399,692	$393,415	1.6%
Percentage of total revenue	172.8%	227.2%		177.1%	120.1%

For the three months ended June 30, 2009, R&D expenses increased by approximately $41,000, or 20.7%, compared to the three months ended in June 30, 2008. For the six months ended June 30, 2009, R&D expenses increased by approximately $6,300, or 1.6%, compared to the same period in 2008. The increase in R&D expenses for the three and six months ended June 30, 2009 was primarily attributable to an increase in spending on external trials and studies, partially offset by a decrease in compensation and benefit expenses due to a reduction of R&D headcount. We anticipate R&D expenses to increase in absolute dollars for the remainder of 2009 as we expect to incur expenses on external testing and studies related to the development of our new consumer products as a well as our Rx programs.

Marketing and Business Development Expenses

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three and six months ended June 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Marketing and business development	$120,061	$89,041	34.8%	$236,034	$203,728	15.9%
Percentage of total revenue	86.7%	102.1%		104.6%	62.2%

For the three months ended June 30, 2009, M&BD expenses increased by approximately $31,000, or 34.8%, compared to the three months ended June 30, 2008. The increase was primarily attributable to increases in compensation and benefit expenses due to a headcount addition, partially offset by decreases in marketing expenses and stock-based compensation expense. For the six months ended June 30, 2009, M&BD expenses increased by approximately by $32,300, or 15.9%, compared to the same period in 2008, primarily due to an increase in compensation and benefit expenses, partially offset by decreases in consulting fees and stock-based compensation expense. We anticipate M&BD expenses to increase in absolute dollars for the remainder of 2009 as we expect to incur expenses on market testing and promotions related to the introduction of our new consumer products.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three and six months ended June 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
General and administrative	$411,921	$586,650	(29.8)%	$773,789	$1,020,019	(24.1)%
Percentage of total revenue	297.4%	672.4%		342.8%	311.3%

For the three months ended June 30, 2009, G&A expenses decreased by approximately $174,700, or 29.8%, compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, G&A expenses decreased by approximately $246,200, or 24.1%, compared to the same period in 2008. The decrease in G&A expenses for the three and six months ended June 30, 2009 was primarily due to decreases in compensation and benefit expenses resulting from a reduction in G&A headcount as well as decreases in stock-based compensation and general corporate expenses, partially offset by an increase in consulting fees. We anticipate G&A expenses for the remainder of 2009 to increase compared to the first six months of 2009 as we expect to incur additional expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Accounting, Legal and Professional Fees Expenses

Accounting, legal and professional fees expenses for the three and six months ended June 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Accounting, legal and professional fees	$116,086	$159,502	(27.2)%	$300,811	$320,317	(6.1)%
Percentage of total revenue	83.8%	182.8%		133.3%	97.8%

For the three months ended June 30, 2009, accounting, legal and professional fees expenses decreased by approximately $43,400, or 27.2%, compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, accounting, legal and professional fees expenses decreased by approximately $19,500, or 6.1%, compared to the same period in 2008. The decrease for the three and six months ended June 30, 2009 was primarily due to decreases in accounting and legal services associated with general corporate matters.

For the remainder of 2009, we anticipate accounting, legal and professional fees to increase compared to the first six months of 2009 as we expect to incur additional expenses related to compliance with the Sarbanes-Oxley Act of 2002 with respect to applicable auditor attestation requirements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and six months ended June 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Depreciation and amortization	$32,530	$34,901	(6.8)%	$66,002	$69,950	(5.6)%
Percentage of total revenue	23.5%	40.0%		29.2%	21.4%

For the three months ended June 30, 2009, depreciation and amortization expenses decreased by approximately $2,400, or 6.8%, compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, depreciation and amortization expenses decreased by approximately $3,900, or 5.6%, compared to the six months ended June 30, 2008. The decrease for the three and six months ended June 30, 2009 was primarily due to reduced depreciation from assets becoming fully depreciated and from intangible assets becoming fully amortized. For the remainder of 2009, we expect depreciation and amortization expenses on a quarterly basis to increase slightly from the levels experienced during the three months ended June 30, 2009 due to our plan to purchase additional capital assets for operating activities.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense related to the outstanding convertible notes payable, accretion of discount on the outstanding convertible notes payable, change in valuation of derivative instruments and unrealized loss related to ARS deemed to be other than temporary. Other income (expense), net for the three and six months ended June 30, 2009 and 2008 is summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Interest income	$3,102	$17,074	(81.8)%	$8,145	$35,864	(77.3)%
Interest expense on convertible note payable	(27,404)	—	*	(41,485)	—	*
Interest expense on convertible note payable, related party	(101,721)	(63,120)	61.2%	(182,948)	(93,698)	95.3%
Accretion of discount on convertible note payable	(9,079)	—	*	(13,736)	—	*
Accretion of discount on convertible note payable, related party	(13,856)	(546,011)	(97.5)%	(21,144)	(831,426)	(97.5)%
Change in value of derivative instruments, including related party	—	152,706	*	—	11,803	*
Unrealized loss of marketable securities	—	—	*	—	(30,000)	*

Other income (expense), net	$(148,958)	$(439,351)	(66.1)%	$(251,168)	$(907,457)	(72.3)%

*	percentage not meaningful

Interest Income. For the three months ended June 30, 2009, interest income decreased by approximately $14,000, or 81.8%, compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, interest income decreased by approximately $27,700, or 77.3%, compared to the same period in 2008. The decreases were due primarily to lower prevailing interest rates. For the remainder of 2009, we expect interest income to decrease due to our decreasing balance in cash and cash equivalents.

Interest Expense, Including Related Party. For the three months ended June 30, 2009, interest expense related to our outstanding convertible notes payable, including related party, increased by approximately $66,000, or 104.6%, to approximately $129,100 from approximately $63,100 for the same period in 2008. For the six months ended June 30, 2009, interest expense related to our outstanding convertible notes payable, including related party, increased by approximately $130,700, or 139.5%, to approximately $224,400 from approximately $93,700 for the same period in 2008. Interest expense in the three and six months ended June 30, 2009 was significantly higher due to interest expense incurred from additional convertible notes payable issued during the first quarter of 2009. We anticipate future quarterly interest expense associated with our outstanding convertible notes payable to be consistent with the levels experienced in the second quarter of 2009.

Accretion of Discount on Convertible Notes Payable, Including Related Party. For the three and six months ended June 30, 2009, accretion of discount on the convertible notes payable, including related party, issued in the first quarter of 2009 (see Note 2 of the Notes to our Condensed Financial Statements) was approximately $22,900 and $34,900, respectively, which represented the increase in carrying value of these convertible notes from the issuance dates through June 30, 2009. We anticipate future quarterly accretion of discount on the 2009 Notes to be consistent with the level experienced in the second quarter of 2009 for as long as the 2009 Notes remain outstanding. For the three and six months ended June 30, 2008, accretion of discount on the convertible note payable issued to a related party in February 2008 was approximately $546,000 and $831,400, respectively, which represented the increase in carrying value of that convertible note from the issuance date of February 14, 2008 through June 27, 2008. On June 27, 2008, the convertible note payable issued in February 2008 was effectively extinguished and replaced by an amended convertible note payable (see Note 2 of the Notes to our Condensed Financial Statements). As a result, we incurred no further accretion of discount on this convertible note payable.

Change in Value of Derivative Instruments. For the three and six months ended June 30, 2009, there was no change in fair value of the derivative instruments related to the outstanding convertible notes payable. For the period from April 1, 2008 to June 27, 2008, the change in fair value of derivative instruments resulted in a net gain of approximately $152,700, comprised of a decrease of approximately $229,500 in the fair value of outstanding warrants and non-employee stock options, partially offset by a decrease of approximately $24,200 in the fair value of the put option and an increase of $52,600 in the fair value of the warrant related to the original convertible note payable. For the period from February 14, 2008 to June 27, 2008, the change in fair value of the derivative instruments resulted in a net gain of approximately $11,800, comprised of a decrease of approximately $473,700 in the fair value of outstanding warrants and non-employee stock options, partially offset by a decrease of $186,500 in the fair value of the put option and an increase of approximately $275,400 in the fair value of the warrant related to the original convertible note payable. At the amendment of the convertible note payable on June 27, 2008, in accordance with EITF 96-19, we recorded an extinguishment of the original convertible note payable and reclassified the fair value of the then outstanding derivative instruments to equity (see Note 2 of the Notes to our Condensed Financial Statements).

Unrealized Loss and Realized Gain on Marketable Securities. During the first six months of 2009, we did not hold any marketable securities and therefore did not experience any realized or unrealized gain or loss on investments. During the six months ended June 30, 2008, we recognized an unrealized loss of $30,000 on our investment in ARS due to the deemed lack of liquidity associated with these investments at that time.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of June 30, 2009, we had approximately $2,807,000 in cash and cash equivalents, compared to approximately $985,000 in cash and cash equivalents at December 31, 2008. The increase in cash and cash equivalents from December 31, 2008, was primarily attributable to the proceeds of $3,474,000, including the release of restricted cash of $970,000, from our issuance of convertible notes payable in February and March 2009, partially offset by cash used in operations of approximately $1,650,800 and purchase of capital assets of approximately $1,100.

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2009 and 2008 was approximately $1,650,800 and $1,554,000, respectively, in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations while expanding our revenue base. Working capital uses of cash for the six months ended June 30, 2009 were primarily due to increases in accounts receivable and inventory as well as a decrease in accrued compensation and benefits, partially offset by a decrease in prepaid expenses and other current assets and an increase in accrued expenses. Working capital uses of cash for the six months ended June 30, 2008 were primarily due to an increase in inventory and decreases in deferred revenue and accrued expenses, partially offset by decreases in prepaid assets and increases in accrued compensation and other expenses.

Accounts receivable increased by approximately $58,100 during the first six months of 2009, compared to a decrease of $43,400 for the same period in 2008. The fluctuations were primarily attributable to the timing of peptide shipments, royalty reports received from our licensees and the achievement of certain milestones under applicable license and development agreements.

Inventory, comprised of peptides held for resale and products from our proprietary branded skin care line, increased by approximately $51,600 and $12,300 for the six months ended June 30, 2009 and 2008, respectively. The increase in the six months of 2009 was due primarily to our purchase of peptides to fulfill a purchase agreement entered in August 2007, and the increase in the first six months of 2008 was due to the timing of peptide sales.

Accrued compensation and benefits decreased by approximately $58,700 in the first six months of 2009 due primarily to payments related to retroactive salary increases for two executives, compared to an increase of approximately $95,300 for the same period in 2008 due primarily to an accrual for severance related to the departure of our Chief Financial Officer in June 2008.

Deferred revenue decreased by $130,000 during the first six months of 2008 due to the achievement of certain milestones under applicable license and development agreements. There was no change in deferred revenue in the first six months of 2009.

Cash Flows from Investing Activities

As of December 31, 2008, we had received an aggregate of $970,000 of subscription deposits for our 2009 convertible promissory note and warrant offering, which we classified as restricted cash until the completion of this offering. Following the closing of the offering in the first quarter of 2009, the restrictions on the restricted cash were removed and we reclassified the $970,000 to cash and cash equivalents.

For the six months ended June 30, 2008, cash provided by investing activities was approximately $473,300, consisting of proceeds from the sales of marketable securities of $500,000, partially offset by purchases of capital equipment of approximately $26,700.

For the remainder of 2009, we expect to invest approximately $10,000 in capital assets related to system upgrades.

Cash Flows from Financing Activities

For the six months ended June 30, 2009, cash provided by financing activities was $2,504,000, which reflected the aggregate proceeds of $3,474,000 from our recent convertible note and warrant offering less $970,000 of cash deposits already received as of December 31, 2008.

For the six months ended June 30, 2008, cash provided by financing activities was approximately $2,994,700, which consisted of net proceeds from the issuance of a convertible note payable and warrant to a related party.

Based on the current status of our operating plans and product commercialization development, we estimate that our existing cash and cash equivalents will be sufficient to fund our operations and support the continued expansion of our consumer programs at least through the remainder of 2009. We will need substantial additional capital in order to maintain our current level of operations beyond 2009, continue commercialization of our technology and advance our pharmaceutical programs. Accordingly, we will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available to us on favorable terms, if at all. If we are unable to obtain the necessary additional funding, among other things, we would be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of June 30, 2009:

Contractual Obligations	Remainder of 2009	2010	2011	2012	Thereafter	Total
Operating lease	$32,165	$37,446	$76,947	$79,256	$208,911	$434,725
Convertible notes payable and related accrued interest to date (1)	—	—	6,909,502	—	—	6,909,502

Total contractual obligations	$32,165	$37,446	$6,986,449	$79,256	$208,911	$7,344,227

(1)	Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011, or when called by the note holders upon an event of default, including in the event we file for bankruptcy. Assuming no principal prepayments on these convertible notes payable and no conversion into equity before July 1, 2011, we would incur approximately $1.47 million of total interest on all outstanding notes payable.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 represents the last numbered standard to be issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, the FASB released The FASB Accounting Standards CodificationTM (Codification) which supersedes all existing non-SEC accounting and reporting standards and becomes the exclusive authoritative U.S. GAAP to be applied by nongovernmental entities for use in financial statements issued for interim and annual periods ending after September 15, 2009. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. We do not expect the Codification to have an impact on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (SFAS 167), which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. We are currently evaluating the impact, if any, SFAS 167 will have on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual reporting periods and was effective for us beginning April 1, 2009. The adoption of SFAS 165 did not have an impact on our financial position, results of operations or cash flows. We evaluated subsequent events through August 6, 2009, the date the accompanying financial statements were issued.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (FSP FAS 157-4). FSP FAS 157-4 supersedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active, and affirms that in an inactive market, fair value is the price to sell the asset in an orderly transaction and clarifies and includes additional factors for determining inactive markets. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and was effective for us beginning April 1, 2009. The adoption of FSP FAS 157-4 did not have an impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security and it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. FSP FAS 115-2 and FAS 124-2 require the presentation of the total other-than-temporary impairment in the statement of earnings for those impairments involving credit losses with an offset for the remainder of the impairment recognized in other comprehensive income. Upon adoption, FSP FAS 115-2 and FAS 124-2 requires a cumulative-effect adjustment in earnings. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and was effective for us beginning April 1, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which requires disclosures about the fair value of financial instruments as well as the methods and significant assumptions used to estimate the fair value of those financial instruments in the interim reporting periods and in the annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009 and was effective for us beginning April 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on our financial position, results of operations or cash flows.

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

There has been no change in our internal control over financial reporting during the quarter that ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 14, 2009, at which there were two matters submitted to a vote of security holders:

1.	To elect two Class III directors to serve until the 2012 Annual Meeting of Stockholders or until such directors’ successors are elected and qualified:

Nominee	For	Withheld
R. Stephen Beatty	16,262,259	169,656
John F. Clifford	16,324,037	107,872

2.	To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain
16,199,409	39,716	192,790

ITEM 6.	Exhibits.

Exhibit Number (Referenced to Item 601 of Regulation S-K)	Exhibit Description
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

4.1	Rights Agreement dated August 21, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

31.1	Certification of the Company’s principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2009

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)