Form 10-Q
period 2009-09-30
HELIX BIOMEDIX INC
filed 2009-11-05
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,090,190	$984,844
Restricted cash – subscription deposits for convertible debt offering (Note 2)	—	970,000
Accounts receivable, net	60,958	50,467
Inventory	196,927	111,411
Prepaid expenses and other current assets	47,057	104,706

Total current assets	2,395,132	2,221,428
Deposits	8,522	8,522
Property and equipment, net	97,586	120,154
Intangible assets, net	298,781	353,603

Total assets	$2,800,021	$2,703,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$126,287	$71,824
Accrued compensation and benefits	43,163	101,734
Accrued expenses	42,537	61,563
Deferred rent	370	2,039
Other current liabilities – subscription deposits for convertible debt offering (Note 2)	—	970,000

Total current liabilities	212,357	1,207,160
Convertible notes payable	1,310,353	—
Convertible notes payable, related party	5,002,852	3,000,000
Accrued interest on convertible notes payable	69,191	—
Accrued interest on convertible notes payable, related party	496,856	211,069

Total liabilities	7,091,609	4,418,229
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at September 30, 2009, and December 31, 2008	25,654	25,654
Additional paid-in capital	30,641,167	30,342,249
Accumulated deficit	(34,958,409)	(32,082,425)

Total stockholders’ equity (deficit)	(4,291,588)	(1,714,522)

Total liabilities and stockholders’ equity (deficit)	$2,800,021	$2,703,707

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Licensing and development fees	$28,979	$56,859	$93,551	$263,251
Peptide and consumer product sales	68,867	89,131	209,837	188,582
Administrative services revenue, related party	—	10,549	20,196	32,321

Total revenue	97,846	156,539	323,584	484,154

Cost of revenue:
Cost of licensing and development fees	—	30	—	38,811
Cost of peptide and consumer product sales	52,751	88,062	174,332	163,531
Cost of administrative service revenue, related party	—	10,549	19,800	32,321

Total cost of revenue	52,751	98,641	194,132	234,663

Gross profit	45,095	57,898	129,452	249,491

Operating expenses:
Research and development	159,752	173,638	559,444	567,053
Marketing and business development	132,234	91,625	368,268	295,353
General and administrative	366,941	390,068	1,140,730	1,410,087
Accounting, legal and professional fees	134,390	119,560	435,201	439,877
Depreciation and amortization	31,820	32,218	97,822	102,168

Total operating expenses	825,137	807,109	2,601,465	2,814,538

Loss from operations	(780,042)	(749,211)	(2,472,013)	(2,565,047)

Other income (expense):
Interest income	929	14,360	9,074	50,224
Interest expense on convertible notes payable	(27,706)	—	(69,191)	—
Interest expense on convertible notes payable, related party	(102,839)	(57,863)	(285,787)	(151,561)
Accretion of discount on convertible notes payable	(9,179)	—	(22,915)	—
Accretion of discount on convertible notes payable, related party	(14,008)	—	(35,152)	(831,426)
Change in value of derivative instruments, including related party	—	—	—	11,803
Unrealized loss on marketable securities	—	—	—	(30,000)
Realized gain on redemption of marketable securities	—	25,000	—	25,000

Other income (expense), net	(152,803)	(18,503)	(403,971)	(925,960)

Net loss	$(932,845)	$(767,714)	$(2,875,984)	$(3,491,007)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.11)	$(0.14)

Weighted average shares outstanding	25,653,512	25,653,512	25,653,512	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND TOTAL

COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2008 and for the Nine Months Ended September 30, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Number of Shares	Amount
Balance at December 31, 2007	25,653,512	$25,654	$29,211,972	$(27,566,913)	$—	$1,670,713	$—
Stock-based compensation	—	—	314,928	—	—	314,928	—
Reclassification of warrants and options from equity to derivative liabilities	—	—	(1,255,317)	—	—	(1,255,317)	—
Extinguishment of convertible note payable, related party	—	—	733,317	—	—	733,317	—
Reclassification of warrants and options from derivative liabilities to equity	—	—	1,337,349	—	—	1,337,349	—
Unrealized gain on marketable securities	—	—	—	—	30,000	30,000	30,000
Reclassification of realized gain to income due to redemption of marketable securities	—	—	—	—	(30,000)	(30,000)	(30,000)
Net loss	—	—	—	(4,515,512)	—	(4,515,512)	(4,515,512)

Balance at December 31, 2008	25,653,512	25,654	30,342,249	(32,082,425)	—	(1,714,522)	(4,515,512)
Stock-based compensation	—	—	80,056	—	—	80,056	—
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	—	218,862	—
Net loss	—	—	—	(2,875,984)	—	(2,875,984)	(2,875,984)

Balance at September 30, 2009	25,653,512	$25,654	$30,641,167	$(34,958,409)	$—	$(4,291,588)	$(2,875,984)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,875,984)	$(3,491,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,822	102,168
Stock-based compensation expense	80,056	144,322
Interest expense on convertible notes payable	69,191	—
Interest expense on convertible notes payable, related party	285,787	151,561
Accretion of discount on convertible notes payable	22,915	—
Accretion of discount on convertible notes payable, related party	35,152	831,426
Change in valuation of derivative instruments, including related party	—	(11,803)
Unrealized loss on marketable securities	—	30,000
Realized gain on redemption of marketable securities	—	(25,000)
Changes in assets and liabilities:
Accounts receivable, net	(10,491)	(24,914)
Inventory	(85,516)	(16,310)
Prepaid expenses and other current assets	57,649	44,149
Accounts payable	54,463	44,602
Accrued compensation and benefits	(58,571)	31,201
Other accrued expenses	(20,695)	(31,535)
Deferred revenue	—	(130,000)

Net cash used in operating activities	(2,348,222)	(2,351,140)

Cash flows from investing activities
Proceeds from sales and redemption of marketable securities	—	650,000
Restricted cash from convertible debt subscription	—	(735,000)
Release of restricted cash from convertible debt subscription	970,000	—
Purchases of property and equipment	(20,432)	(26,665)

Net cash provided by (used in) investing activities	949,568	(111,665)

Cash flows from financing activities
Cash deposits for convertible debt subscription	—	735,000
Proceeds from issuance of convertible notes payable and detachable warrants	404,000	—
Proceeds from issuance of convertible notes payable and detachable warrants, related party	2,100,000	3,000,000
Financing costs related to convertible note payable, related party	—	(5,260)

Net cash provided by financing activities	2,504,000	3,729,740

Net increase in cash and cash equivalents	1,105,346	1,266,935
Cash and cash equivalents at beginning of period	984,844	461,290

Cash and cash equivalents at end of period	$2,090,190	$1,728,225

Supplemental cash flow information
Non-cash investing and financing activities:
Reclassification of warrants and options from equity to derivative liabilities	$—	$1,255,317

Extinguishment of convertible note payable, related party	$—	$733,317

Reclassification of warrants and options from derivative liabilities to equity	$—	$1,337,349

Issuance of convertible notes payable in exchange for release of restricted cash	$970,000	$—

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited condensed financial statements of Helix BioMedix, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the SEC rules and regulations for quarterly reporting. The Company performed an evaluation of subsequent events for the accompanying financial statements and notes included in Part 1, Item 1 of this Quarterly Report through November 5, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2009.

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

The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2009.

Reclassification

Reclassifications of prior years’ balances have been made to conform to the current format. Specifically, in the Condensed Statements of Operations, costs of revenue have been moved from operating expenses and presented separately in the Cost of Revenue section. This reclassification had no impact on the financial results in the periods presented.

Revenue Recognition

The Company derives its revenue from technology licenses, joint development agreements, sales of peptides and consumer products, and administrative services provided to a related party. Revenue under technology licenses may include up-front payments and royalties from third-party product manufacturing and sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. The Company accounts for revenue recognition of its arrangements with multiple elements by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of fair value of the undelivered items; and (3) the arrangement includes a right of return relative to the delivered item(s) or delivery or performance of the undelivered item(s) that is probable and within the Company’s control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the Company allocates revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, the Company estimates the period based upon other factors contained within the agreement. The Company’s management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

•

Administrative Services Revenue, Related Party. The Company’s administrative services revenue consists of fees received from DermaVentures, LLC (DermaVentures), a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses incurred by the Company on DermaVentures’ behalf. Administrative services revenue is invoiced to DermaVentures at or near cost and is recorded as earned when services have been rendered, no obligations remain outstanding and collection is reasonably assured. Fees received from DermaVentures are reported as administrative services revenue, while related costs are included in cost of revenue in the statements of operations.

On September 18, 2009, the Company entered into an amendment to the DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement with DermaVentures and RMS Group, LLC (the DV Amendment) pursuant to which the parties agreed, among other things, to terminate the Management Services Agreement dated effective as of April 18, 2007. As a result, the Company has no further management or administrative responsibilities related to DermaVentures from which the Company’s administrative services revenue was derived (see Note 14).

Shipping and Handling Costs

Effective the third quarter of 2009, the Company records costs related to shipping and handling of revenue in cost of revenue. Shipping and handling costs to date have been immaterial.

Advertising Expense

The Company expenses advertising costs as incurred.

Derivative Instruments

Derivative instruments are required to be classified as permanent equity, temporary equity or as assets or liabilities. In general, the Company’s derivative instruments that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and the Company’s derivative instruments that require settlement in shares are recorded as equity instruments.

Valuation of Warrants and Stock Options Unrelated to Convertible Note Payable, Related Party, Issued in 2008

In connection with the issuance of the convertible note payable on February 14, 2008 to a related party and the potential contractual obligation to grant the associated warrant, the Company classified the fair value of its then outstanding warrants and non-employee stock options (the Other Warrant Liabilities) as derivative liabilities as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle these instruments (see Note 2). The Company valued the Other Warrant Liabilities using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility (see Note 6). At each reporting period, as long as the Other Warrant Liabilities were outstanding and there was the potential for an insufficient number of authorized shares available to settle these instruments, the Other Warrant Liabilities were revalued and any difference from the previous valuation date was recognized as a change in fair value in the Company’s statement of operations.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Valuation of Warrants Related to Convertible Notes Payable Issued in 2009

In connection with the convertible notes payable issued in the first quarter of 2009, the Company issued warrants to purchase up to an aggregate of 868,500 shares of the Company’s common stock at an exercise price of $1.00 per share. Since these warrants are legally detachable and are separately exercisable from the debt and its related embedded options, they are considered to be freestanding financial instruments. The Company accounted for these warrants as equity instruments and allocated the value of the warrants based on a relative-fair-value basis between the convertible notes payable issued and the warrants.

Valuation of Conversion Rights Related to Convertible Notes Payable, Including Related Party

In connection with the issuance of the convertible note payable to a related party in February 2008, the Company was required to separately account for the fair value of the Company’s right to automatically convert the note payable to equity at the price of equity securities issued in any sale of shares of its equity securities that raised an aggregate amount of at least $5,000,000 on or before June 29, 2008 (see Note 2).

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

Valuation of Call Option Related to Convertible Note Payable, Related Party, Issued in 2008

The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. The Company is required to separately account for the fair value of the call option. The Company determined that the call option related to the amended note payable had no value at either the issuance date or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party, Issued in 2008

The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 allows the Company to prepay the unpaid balance of the convertible notes and accrued interest at any time and without penalty. The Company is required to separately account for the fair value of the prepayment right. The Company determined that this right had no value at either the issuance dates or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), to establish requirements that an entity must meet in order to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. Under the provisions of ASU 2009-13, in the absence of VSOE or TPE, entities are permitted to estimate the selling prices for one or more delivered and undelivered elements in a multiple-element arrangement and allocate the arrangement fee to the elements based on their relative selling prices. ASU 2009-13 is effective prospectively for multiple-deliverable revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The impact, if any, of adopting ASU 2009-13 will depend on the nature and terms of the Company’s future revenue arrangements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (ASU 2009-05), to permit companies to determine the fair value of a liability by using the perspective of an investor that holds the related obligation as an asset. ASU 2009-05 addresses practice difficulties in estimating the fair value of a liability due to the

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

disparity between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to fair-value measurements of liabilities required by U.S. GAAP. The Company does not expect the adoption of ASU 2009-05 to have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting Standards Issued Prior to the Implementation of the FASB Accounting Standards CodificationTM

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 represents the last numbered standard to be issued by the FASB under the old (pre-Codification) numbering system and amends the U.S. GAAP hierarchy. On July 1, 2009, the FASB released The FASB Accounting Standards CodificationTM (Codification) which supersedes all existing non-SEC accounting and reporting standards and becomes the exclusive authoritative U.S. GAAP to be applied by nongovernmental entities for use in financial statements issued for interim and annual periods ending after September 15, 2009. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (SFAS 167), which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company is currently evaluating the impact, if any, SFAS 167 may have on its financial position, results of operations or cash flows.

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

Due to the indeterminate number of common shares which might have been issued under the embedded conversion feature of the 2008 Note and the 2008 Warrant, the Company recorded the value of the 2008 Warrant as a derivative liability at its fair value as there was a potential that the Company would not have a sufficient number of authorized shares to settle these obligations. In addition, the Company re-measured the fair value of this derivative liability at the end of each subsequent reporting period. The Company estimated the fair value of the 2008 Warrant to be $280,347 at February 14, 2008. At March 31, 2008, the Company estimated the fair value of this derivative liability had increased to $503,122 and, as a result, recognized the change in value of $222,775 in its statement of operations. At June 27, 2008, the date that the 2008 Note was amended, the Company estimated the fair value of this derivative liability to be $555,674, and as a result, recognized the change in value of $52,552 in its statement of operations. The fair value of the 2008 Warrant was determined by applying management’s estimate of the probability of issuance of the 2008 Warrant together with the Black-Scholes option pricing model with the following key assumptions:

	February 14, 2008	March 31, 2008	June 27, 2008
Risk-free interest rate	2.81%	2.46%	3.36%
Expected dividend yield	0	0	0
Expected term in years	5.00	5.00	4.75
Expected volatility	98%	98%	99%

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 2008 Note also included embedded features in the form of a call option and put option that were required to be separately accounted for at fair value on the balance sheet with changes in value recognized in the statement of operations as the features were not clearly and closely related to the convertible note debt instrument. The embedded call option, which gave the holder the right to demand repayment in the case of default, was determined by management to have no value at February 14, 2008 or March 31, 2008, based on an analysis of the right and the likelihood of its exercise. The embedded put option gave the Company the right to automatically convert the 2008 Note into the equity securities issued in the equity financing. The Company estimated the fair value of the put option associated with the 2008 Note to be $186,512 at February 14, 2008. At March 31, 2008, the Company estimated the fair value of this derivative asset had decreased to $24,170 and, as a result, recognized the change in value of $162,342 in its statement of operations. At June 27, 2008, the Company estimated the fair value of this put option to be $0 as the Company was not intending to exercise the option and, as a result, recognized the change in value of $24,170 in its statement of operations. The fair value of this derivative asset was determined by applying management’s estimate of the probability of the Company’s exercising the put option together with the Black-Scholes option pricing model with the following key assumptions:

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

In addition, the 2008 Warrant was amended and restated in its entirety such that RBFSC shall be entitled to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the Restated Warrant), which Restated Warrant was issued by the Company concurrently with the issuance of the 2008 Amended Note.

The Company determined that the terms of the 2008 Amended Note reflect a substantial modification to the 2008 Note based on an analysis of cash flows for the 2008 Amended Note compared to the 2008 Note and, as a result, accounted for this modification as an extinguishment of the 2008 Note. As the 2008 Note was a debt to a related party, the Company recorded the debt extinguishment as a capital transaction. The 2008 Amended Note was accounted for as new debt and was recorded at its $3,000,000 face value because the estimated June 27, 2008 fair value of the 2008 Amended Note exceeded its face value.

Interest expense related to the 2008 Amended Note (based on the stated rate of 8%) during the three months ended September 30, 2009 and 2008 was $60,493 and $57,863, respectively, and was $179,507 and $151,561 during the nine months ended September 30, 2009 and 2008, respectively.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The 2009 Notes are being accreted from their carrying value of $3,255,138 at the issuance dates to their settlement amount of $3,474,000 at July 1, 2011, through the statement of operations using the effective interest method. For the three and nine months ended September 30, 2009, the Company recorded $23,187 and $58,067, respectively, as accretion of discount on the 2009 Notes, thereby increasing the carrying value of the 2009 Notes to $3,313,205 as of September 30, 2009. Financing costs associated with the issuance of the 2009 Notes and 2009 Warrants were not material and therefore were expensed as incurred.

For the three and nine months ended September 30, 2009, interest expense related to the 2009 Notes (based on the stated rate of 8%) was $70,052 and $175,471, respectively. The effective interest rate related to the 2009 Notes for the period from the issuance dates through September 30, 2009, including accretion of discount, was 10.6%.

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

Participants in the 2009 Note and Warrant Offering included two related parties: 1) a member of the Company’s Board of Directors who purchased a convertible note in the principal amount of $100,000 and received a warrant to purchase up to 25,000 shares of the Company’s common stock and 2) Cardinal Court LLC which purchased a convertible note in the principal amount of $2,000,000 and received a warrant to purchase up to 500,000 shares of the Company’s common stock. The Vice President and Treasurer of Cardinal Court LLC is Frank T. Nickell, who is also the President and a director of RBSFS. Mr. Nickell beneficially owned approximately 29.5% of the Company’s outstanding common stock as of March 19, 2009.

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

During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. At March 31, 2008, the Company estimated the fair value of its then remaining $200,000 of ARS to be $170,000, a decline of $30,000 from par value. The Company considered this decline in fair value as other than temporary and, accordingly, recorded an unrealized loss on marketable securities of $30,000 in other non-operating expense in the first quarter of 2008. During the third and fourth quarters of 2008, all the Company’s remaining ARS were sold or redeemed at par, resulting in a realized gain of $30,000. The Company invested the proceeds from these sales and redemption of ARS in cash equivalents. The Company did not have any ARS or other marketable securities at December 31, 2008 or anytime during the nine months ended September 30, 2009.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Fair Value of Financial Instruments

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The Company did not hold any marketable securities at either December 31, 2008 or September 30, 2009. At September 30, 2008, there was insufficient observable ARS market information available for the Company to determine the fair value of its investment using level 1 or level 2 inputs. As a result, the Company’s management measured the fair value of its ARS using level 3 inputs and estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value at that time. These assumptions included credit quality, estimates on the probability of the issue being called prior to final maturity and the liquidity of the securities.

The following is a reconciliation of the activities related to the Company’s ARS during the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
Fair value estimates for ARS using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$700,000
Sales of ARS at par value	(650,000)
Unrealized loss recorded in condensed statements of operations	(30,000)
Realized gain recorded in condensed statements of operations	25,000
Unrealized gain recorded in accumulated other comprehensive income (loss)	5,000

Ending balance at September 30, 2008	$50,000

The Company estimated the fair value of its derivative instruments using the Black-Scholes pricing model with the key assumptions summarized in Notes 2 and 6. The fair value of derivative instruments was $0 at December 31, 2008 and at each of the reporting dates since then. During the nine months ended September 30, 2009, there was no change in the fair value of derivative instruments. A reconciliation of the activities of the derivative instruments during the nine months ended September 30, 2008 is presented in the tables below.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended September 30, 2008
Fair value estimates for derivative liabilities using significant unobservable inputs (Level 3)
Balance at January 1, 2008	$—
Reclassification of outstanding warrants and options from equity to derivative liabilities at February 14, 2008	1,255,317
Derivative liabilities related to issuance of convertible note payable, related party	280,347
Change in fair value of derivative warrant liability related to the 2008 Note recorded in condensed statements of operations	275,327
Change in fair value of derivative warrant liability related to non-employee options and other warrants recorded in condensed statements of operations	(473,642)
Reclassification of outstanding warrants and options from derivative liabilities to equity due to amendment of convertible note payable on June 27, 2008	(1,337,349)

Ending balance at September 30, 2008	$—

Nine Months Ended September 30, 2008
Fair value estimates for derivative asset using significant unobservable inputs (Level 3)
Beginning balance at January 1, 2008	$—
Derivative asset related to issuance of convertible note payable, related party	186,512
Change in fair value recorded in condensed statements of operations	(186,512)

Ending balance at September 30, 2008	$—

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at September 30, 2009 and December 31, 2008. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at September 30, 2009 and December 31, 2008 because of the short-term nature of these instruments. As there is no established market for the Company’s convertible notes, the Company estimated the fair value of its convertible notes payable, including related party, using market-based parameters for the various components of the convertible notes. The fair value of the accrued interest on convertible notes payable, including related party, was estimated as the present value of expected future payments, discounted by an interest rate commensurate with the risk-free interest rate for an equivalent maturity term.

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Convertible notes payable	$1,310,353	$1,265,683	$—	$—
Convertible notes payable, related party	5,002,852	4,697,950	3,000,000	3,168,500
Accrued interest on convertible notes payable	69,191	68,056	—	—
Accrued interest on convertible notes payable, related party	496,855	488,701	211,069	206,496

Total	$6,879,251	$6,520,390	$3,211,069	$3,374,996

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended September 30, 2009, the Company granted to employees stock options to purchase up to an aggregate of 70,500 shares of the Company’s common stock with an estimated weighted-average fair value of $0.29 per share. There were no stock options granted during the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, the Company granted 190,500 and 120,000 options, respectively, with an estimated weighted-average fair value of $0.35 and $0.62 per share, respectively. Also during the first nine months of 2008, the Company modified two option grants. In determining the fair value of stock option granted during the three months ended September 30, 2009 and 2008 and of stock options granted and modified during the nine months ended September 30, 2009 and 2008, the following key assumptions were used in the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.78%	—	1.89% – 2.78%	2.89% – 3.27%
Expected dividend yield	0	—	0	0
Expected term in years	6.00	—	5.50 – 6.00	3.00 – 5.50
Expected volatility	105%	—	101% – 105%	99% – 107%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended September 30, 2009 and nine months ended September 30, 2009 and 2008, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s common stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The determination of the Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

The amount of stock-based compensation expense recognized in the three months ended September 30, 2009 and 2008 related to stock options was approximately $18,800 and $21,600, respectively. For the nine months ended September 30, 2009 and 2008, stock-based compensation expense was approximately $80,100 and $144,300, respectively. Stock-based compensation expense for the nine months ended September 30, 2008 included approximately $60,100 of expense resulting from modification of two option grants. As of September 30, 2009, total unrecognized stock-based compensation related to non-vested stock options was approximately $70,500, which is expected to be recognized over a weighted-average period of approximately 1.5 years. A summary of the Company’s stock compensation expense for the three and nine months ended September 30, 2009 and 2008 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$386	$—	$1,146	$—
Marketing and business development	5,645	(172)	15,710	15,236
General and administrative	12,797	21,773	63,200	129,086

Total stock-based compensation	$18,828	$21,601	$80,056	$144,322

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the Company’s stock option activity for the nine months ended September 30, 2009 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	3,305,194	$1.17	4.68	$—
Granted	190,500	$0.44	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(190,000)	$1.83	—	—

Outstanding, September 30, 2009	3,305,694	$1.09	4.48	$—

Exercisable, September 30, 2009	3,091,582	$1.13	4.16	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.29 on September 30, 2009, which would have been received by the optionees had all of the options with exercise prices less than $0.29 been exercised on that date.

As of September 30, 2009, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 2,049,306 shares remained available for future grants. Additional information regarding options outstanding as of September 30, 2009, is presented in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.36 – $0.70	946,000	6.99	$0.56	731,888	$0.59
$0.76 – $1.00	1,149,000	4.61	$0.94	1,149,000	$0.94
$1.20 – $1.80	1,076,250	2.26	$1.60	1,076,250	$1.60
$1.85 – $1.94	134,444	3.56	$1.87	134,444	$1.87

$0.36 – $1.94	3,305,694	4.48	$1.09	3,091,582	$1.13

Note 6. Stockholders’ Equity

Warrants

During the first nine months of 2009, the Company issued warrants to purchase up to an aggregate of 868,500 shares of the Company’s common stock with an exercise price of $1.00 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $3,474,000 (see Note 2). As of September 30, 2009, the Company had warrants outstanding to purchase up to an aggregate of 4,289,819 shares of the Company’s common stock with exercise prices ranging from $0.25 to $6.00 per share.

Reclassification of Warrants and Non-Employee Stock Options

The Company’s convertible note payable issued on February 14, 2008, as discussed in Note 2, included a conversion feature and issuable warrant which created the potential for the Company to have an insufficient number of authorized common shares available to settle these instruments. As a result, the Company was required to reclassify all outstanding warrants and non-employee options from equity to derivative liabilities at fair value. The Company estimated the fair value of the outstanding warrants and non-employee options to be $1,255,317, $1,011,103 and $781,677 at February 14, 2008, March 31, 2008 and June 27, 2008, respectively.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

At each reporting period, as long as the warrants and non-employee options were outstanding and there was a potential for an insufficient number of authorized shares available to settle these instruments, the outstanding warrants and non-employee options were revalued and any difference from the previous valuation date was recognized as a change in fair value of derivative liabilities and charged or credited to the statement of operations. The fair value of these derivative liabilities decreased by $244,214 from February 14, 2008 to March 31, 2008 and further decreased by $229,428 from March 31, 2008 to June 27, 2008.

On June 27, 2008, the Company entered into an amendment to the convertible note payable (See Note 2) which effectively extinguished the original convertible note payable and related derivative instruments. The Company accounted for this modification as an extinguishment of the original convertible note payable. As a result of the modification, outstanding warrants and non-employee options were no longer considered to include a “net cash settlement” provision, and, therefore, the Company reclassified their fair value from derivative liabilities to equity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average outstanding options	3,343,732	3,015,194	3,372,302	2,999,464
Weighted average outstanding warrants	4,289,819	3,450,544	4,167,590	2,960,580

Note 8. Property and Equipment

Property and equipment consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Machinery and equipment	$561,379	$548,535
Website	42,520	36,000
Furniture and fixtures	55,614	54,546
Leasehold improvements	43,993	43,993

	703,506	683,074
Less accumulated depreciation	(605,920)	(562,920)

Property and equipment, net	$97,586	$120,154

Aggregate depreciation expense for property and equipment during the three months ended September 30, 2009 and 2008 was $14,878 and $12,497, respectively, and was $43,000 and $43,008 during the nine months ended September 30, 2009 and 2008, respectively.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Intangible Assets

Identifiable intangible assets consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(819,098)	(764,276)

Intangible assets, net	$298,781	$353,603

Amortization expense for intangible assets during the three months ended September 30, 2009 and 2008 was $16,942 and $19,721, respectively, and was $54,822 and $59,160 during the nine months ended September 30, 2009 and 2008, respectively.

Note 10. Total Comprehensive Income (Loss)

Total comprehensive loss for the three months ended September 30, 2009 was $932,845 compared to $780,264 for the same period in 2008. For the nine months ended September 30, 2009 and 2008, total comprehensive loss was $2,875,984 and $3,486,007, respectively. For the three and nine months ended September 30, 2009, there was no difference between net loss as reported and total comprehensive loss. For the three and nine months ended September 30, 2008, the difference between net loss as reported and total comprehensive loss was $12,550 of unrealized loss and $5,000 of unrealized gain, respectively, on the Company’s marketable securities.

Note 11. Liquidity and Capital Resources

For the nine months ended September 30, 2009, the Company incurred a net loss of $2,875,984. At September 30, 2009, the Company had $2,090,190 in cash and cash equivalents. For the nine months ended September 30, 2009, cash used in operations was $2,348,222, cash provided by investing activities was $949,568, primarily representing the release of the restricted cash from convertible debt subscription deposits following the completion of the 2009 Note and Warrant Offering in March 2009, and cash provided by financing activities was $2,504,000, which was comprised of net proceeds from the issuance of the 2009 Notes and 2009 Warrants.

Based on the current status of the Company’s operating and product commercialization development plans, the Company estimates that its existing cash and cash equivalents will be sufficient to fund its operations, begin initial work towards its Rx product development and support the continued expansion of its consumer programs through the remainder of 2009. The Company will need substantial additional capital in order to maintain the current level of operations beyond 2009, continue commercialization of its technology and advance its pharmaceutical programs. Accordingly, the Company will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, it will be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

The amount of capital the Company will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate possible future growth, research and development plans, future demand for the Company’s products and technology, and general economic conditions.

Note 12. Concentration of Risks

The Company maintains its cash balances with one financial institution, which at times may exceed federally insured limits. As of September 30, 2009, the Company maintained approximately $1,943,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Customer A	79%	87%	79%	44%
Customer B	16%	—	*	15%
Customer C	—	—	—	27%

*	Sales were under 10%

Note 13. Commitments and Contingencies

Purchase Commitment

In August 2007, the Company entered into an agreement with Peptisyntha, Inc. for the purchase of a certain peptide over a period of eighteen months from the agreement date. The aggregate purchase requirement under this agreement over the eighteen-month period was $234,000. As of December 31, 2008, the Company had placed orders totaling approximately $131,200 under this agreement. In the first quarter of 2009, the Company placed an order of approximately $102,800 and thereby fulfilled the entire purchase obligation under this agreement. As of September 30, 2009, the Company did not have any material purchase commitments outstanding.

Operating Lease

The Company leases office and laboratory space located in Bothell, Washington under an operating lease expiring in November 2009. On July 29, 2009, the Company renewed the operating lease for its current office and laboratory space. The renewed lease, which begins on December 1, 2009, has a term of five years and 7 months and expires on June 30, 2015. The renewed lease provides for seven months of free rent at a monthly base rent equal to $6,210 and includes a rent escalation clause. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Future minimum rental payments required under this lease agreement are as follows:

	2010	2011	2012	2013	Thereafter	Total
Operating lease	$37,446	$76,947	$79,256	$81,634	$127,277	$402,560

Note 14. Amendment to Agreements with Related Party

On September 18, 2009, the Company entered into the DV Amendment, pursuant to which the Company agreed to:

1)	relinquish its ownership interest in DermaVentures and withdraw as a party to the Operating Agreement of DermaVentures, LLC dated as of January 31, 2007, provided that the Company will continue to be entitled to receive its management fee in the aggregate amount of $400,000, together with tax distributions with respect thereto, and will be entitled to receive 10% of the gross proceeds of any sale of DermaVentures or its assets in a bona fide arms’ length transaction, subject to certain adjustments, and in the event that DermaVentures sells or licenses its product line(s) in a bona fide arms’ length transaction, will be entitled to receive 10-25% of the gross proceeds thereof as mutually agreed upon by the Company and DermaVentures in good faith, subject to certain adjustments;

2)	terminate the Management Services Agreement which was entered into in April 2007 effective as of September 21, 2009, mutually, after which the Company has no further management or administrative responsibilities or obligations related to DermaVentures or its business; and

3)	amend the License Agreement which was entered into in April, 2007 (the License Agreement) such that (a) until the earlier of the expiration of DermaVentures’ existing inventory of the Company’s HB64 peptide and September 30, 2009, the Company is entitled to receive royalty payments equal to 10% of DermaVentures’ gross revenues, subject to certain adjustments, and thereafter DermaVentures may purchase additional quantities of HB64 from the Company at market prices, terms and conditions; (b) through September 30, 2009, DermaVentures can require that the Company purchase DermaVentures’ remaining inventory of certain peptides; and (c) the License Agreement will be mutually terminated as of September 30, 2009.

In accordance with the DV Amendment, the Company purchased DermaVentures’ remaining peptide inventory on September 29, 2009. The Company did not derive any royalty revenue from DermaVentures for the third quarter of 2009.

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

Business Overview

Helix BioMedix, Inc. is a biopharmaceutical company with an extensive library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. Our mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically applied products which offer the benefits of our advanced bioactive small molecule peptide technology. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides. We have a proprietary library containing a broad array of these synthetic bioactive peptides. Our business strategy is to develop and out-license to third parties the rights to use these proprietary peptides in diverse fields of application and to commercialize our own branded products. We have developed numerous peptides with unique sequences in the following two broad areas of application:

•

Consumer (skin care) — we have developed a wide range of peptides capable of improving different aspects of the skin’s appearance, texture, tone and barrier function and are marketing these peptides as innovative ingredients for cosmetic use.

•

Prescription products (Rx) — certain of our peptides have demonstrated promising results in the areas of infection control, wound healing and immune modulation and are being developed for Rx applications.

Our objective is also to increase our focus on our pharmaceutical drug programs and initiate clinical development of our lead drug candidates. Due to the pre-clinical stage of development of each of our peptide sequences in our pharmaceutical drug programs, we are unable to estimate the total costs and timing to complete development, and we do not separately track these costs due to the cost burden associated with accounting at such levels of detail and our limited resources. However, the majority of our research and development spending is on the two areas of application discussed above. Further development of our pharmaceutical drug programs will require additional funding to support these programs.

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

Revenue Recognition. We derive our revenue from technology licenses, joint development agreements, sales of peptides and consumer products, and administrative services provided to a related party. Revenue under technology licenses may include up-front payments and royalties from third-party product manufacturing and sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. We account for revenue recognition of our agreements with multiple elements by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of fair value of the undelivered items; and (3) the arrangement includes a right of return relative to the delivered item(s) or delivery or performance of the undelivered item(s) that is probable and within our control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, we estimate the period based upon other factors contained within the agreement. Our management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

•

Licensing Fees. We recognize up-front payments when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. We recognize royalty revenue in the period the royalty is earned based on reports received from licensees or other information available through the date of issuance of the financial statements. Our management must occasionally make estimates on certain royalty revenue amounts due to the timing of securing information from our customers. While our management believes it can make reliable estimates for certain royalty revenue, these estimates are inherently subjective. Accordingly, our estimates of royalty revenue could differ from actual events, thus impacting our financial position or results of operations.

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

•

Administrative Services Revenue, Related Party. Our administrative services revenue consists of fees received from DermaVentures, LLC (DermaVentures), a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. Administrative services revenue is invoiced to DermaVentures at or near cost and is recorded as earned when services have been rendered, no obligations remain outstanding and collection is reasonably assured. Fees received from DermaVentures are reported as administrative services revenue, while related costs are included in cost of revenue in the statements of operations.

On September 18, 2009, we entered into an amendment to the DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement with DermaVentures and RMS Group, LLC (the DV Amendment) pursuant to which the parties agreed, among other things, to terminate the Management Services Agreement dated effective as of April 18, 2007. As a result, we have no further management or administrative responsibilities related to DermaVentures from which our administrative services revenue was derived (see Note 14 of our Notes to Condensed Financial Statements).

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

Valuation of Warrants and Non-Employee Stock Options Unrelated to Convertible Note Payable, Related Party, Issued in 2008. Our warrants and non-employee stock options are required to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants and non-employee stock options that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value, and warrants that require settlement in shares are recorded as equity instruments.

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

Valuation of Conversion Features Related to Convertible Notes Payable, Including Related Party. In connection with the issuance of the convertible note payable to a related party in February 2008, we were required to separately account for the fair value of our right to automatically convert the note payable to equity at the price of equity securities issued in any sale of shares of our equity securities that raised an aggregate amount of at least $5,000,000 on or before June 29, 2008 (see Note 2 of our Notes to Condensed Financial Statements).

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

Valuation of Call Option Related to Convertible Note Payable, Related Party, Issued in 2008. The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. We are required to separately account for the fair value of the embedded call option. We determined that the call option related to this convertible note payable had no value at either the issuance date or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party, Issued in 2008. The convertible note payable issued on February 14, 2008 and subsequently amended on June 27, 2008 allows us to prepay the unpaid balance of the convertible note and accrued interest at any time and without penalty. We are required to separately account for the fair value of the prepayment right. We determined that this prepayment right had no value at either the issuance date or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Results of Operations

As of September 30, 2009, our accumulated deficit was approximately $34,958,400. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our Rx programs. For the three and nine months ended September 30, 2009, our total revenue decreased by approximately $58,700, or 37.5%, and approximately $160,600, or 33.2%, respectively, compared to the same periods in 2008. The decreased revenue for the three and nine months ended September 30, 2009 was due primarily to decreases in royalties earned from licensees and development fees. Our net loss for the three months ended September 30, 2009 was approximately $932,800, or $0.04 per share, reflecting an increase of approximately $165,100 from a net loss of approximately $767,700, or $0.03 per share, for the same period in 2008. The increase in net loss for the third quarter of 2009 compared to the same period in 2008 was due to a decrease in gross profit, coupled with increases in operating expenses, interest expense and accretion of debt discount.

Our net loss for the nine months ended September 30, 2009 was approximately $2,876,000, or $0.11 per share, representing a decrease of $615,000 from a net loss of approximately $3,491,000, or $0.14 per share, for the same period in 2008. The decrease in net loss for the first nine months of 2009 compared to the same period in 2008 was primarily attributable to decreases in operating expenses and non-operating expenses, partially offset by a decrease in gross profit.

Revenue

Revenue in the three and nine months ended September 30, 2009 and 2008 consisted primarily of license fees, development fees, peptide sales, consumer product sales and administrative services revenue as summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
License and development fees	$28,979	$56,859	(49.0)%	$93,551	$263,251	(64.5)%
Peptide and consumer product sales	68,867	89,131	(22.7)%	209,837	188,582	11.3%
Administrative services revenue, related party	—	10,549	*	20,196	32,321	(37.5)%

Total revenue	$97,846	$156,539	(37.5)%	$323,584	$484,154	(33.2)%

*	Percentage not meaningful

Revenue, excluding administrative services revenue from DermaVentures, a related party, decreased by approximately $48,100, or 33.0%, in the three months ended September 30, 2009 from approximately $146,000 in the three months ended September 30, 2008, and decreased by approximately $148,400, or 32.9%, in the nine months ended September 30, 2009 from approximately $451,800 in the nine months ended September 30, 2008.

For the three months ended September 30, 2009, license and development fees decreased by approximately $27,900, or 49.0%, compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, license and development fees decreased by approximately $169,700, or 64.5%, compared to the same period in 2008. The decrease in license and development fees for both the three and nine months ended September 30, 2009 reflected decreases in both development fees and royalty revenue. The decrease in development fees in the three and nine months ended September 30, 2009 was attributable to decreased projects obtained from development engagements. In addition, the decrease in development fees for the nine months ended September 30, 2009 was partially due to the fact that the nine months ended September 30, 2008 included from the recognition of $130,000 of deferred revenue associated with a certain 2007 transaction. The decrease in royalties was due primarily to the decreased volume of the manufacturing and sales of products containing our peptides by third-party licensees.

For the three months ended September 30, 2009, peptide and consumer product sales decreased by approximately $20,300, or 22.7%, compared to the three months ended September 30, 2008, due primarily to a decrease in peptide sales. For the nine months ended September 30, 2009, peptide and consumer product sales increased by approximately $21,300, or 11.3%, compared to the same period in 2008. The increase in peptide and consumer product sales during the nine months ended September 30, 2009 was primarily due to sales of our consumer products. Sales of consumer products for the three and nine months ended September 30, 2009 were approximately 4.7% and 5.7% of total revenue for the respective periods. As these new products were launched in the fourth quarter of 2008, we expect consumer product sales will increase in the future.

Administrative services revenue, which consisted of revenue received from DermaVentures, a related party, for marketing costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf, was typically invoiced to DermaVentures at or near cost and therefore had no material net effect on our gross profit or net loss. During the third quarter of 2009, we terminated our Management Services Agreement with DermaVentures by mutual agreement and, as a result, we did not derive any administrative services revenue for the three months ended September 30, 2009, compared to approximately $10,500 for the same period in 2008. For the nine months ended September 30, 2009, administrative services revenue decreased by approximately $12,100, or 37.5%, compared to the same period in 2008, principally due to the termination of the Management Services Agreement in the third quarter of 2009.

Cost of Revenue and Gross Margin

Cost of revenue consists of (1) cost of licensing and development fees, which includes cost of materials associated with development activities as well as professional fees incurred related to development agreements, (2) cost of peptides and materials associated with consumer products, and (3) cost of administrative services revenue from DermaVentures, a related party, which includes primarily marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Revenue mix affects our gross margin because our margins from license and development fees are higher than our margins from consumer product sales, peptide sales and administrative services revenue.

Cost of revenue and gross margin for the three and nine months ended September 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Cost of licensing and development fees	—	$30	*	$—	$38,811	*
Percentage of total revenue	—	*		—	8.0%
Percentage of related revenue	—	*		—	14.7%
Cost of peptides and consumer product sales	$52,751	$88,062	(40.1)%	$174,332	$163,531	6.6%
Percentage of total revenue	53.9%	56.3%		53.9%	33.8%
Percentage of related revenue	76.6%	98.8%		83.1%	86.7%
Cost of administrative services revenue, related party	$—	$10,549	*	$19,800	$32,321	(38.7)%
Percentage of total revenue	—	6.7%		6.1%	6.7%
Percentage of related revenue	—	100.0%		98.0%	100.0%

*	Percentage not meaningful

For the three months ended September 30, 2009 and 2008, cost of licensing and development fees was immaterial. For the nine months ended September 30, 2009, cost of licensing and development fees was $0 compared to approximately $38,800 for the same period in 2008. Cost of licensing and development fees for the nine months ended September 30, 2008 consisted primarily of professional fees for services performed in connection with a joint development agreement.

For the three months ended September 30, 2009, cost of peptide and consumer product sales decreased by approximately $35,300, or 40.1%, compared to the three months ended September 30, 2008. Peptides and consumer products sold in the third quarter of 2009 resulted in 23.4% margin compared to 1.2% margin for the same period in 2008. For the nine months ended September 30, 2009, cost of peptide and consumer product sales increased by approximately $10,800, or 6.6%, compared to the same period in 2008. For the first nine months of 2009, peptides and consumer products sold resulted in 16.9% margin compared to 13.3% margin for the same period in 2008. The fluctuation in gross margin related to peptide and consumer product sales for the three and nine months ended September 30, 2009 was due primarily to the customer mix and product mix associated with such sales. Sales of our consumer products generally deliver a higher gross margin compared to sales of peptides; however, as our consumer products are still fairly new in the market, the sale volume for these products has not reached a level that would make a significant contribution to our total gross margin.

For the three months ended September 30, 2009, cost of administrative services revenue was $0 compared to approximately $10,500 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, cost of administrative services revenue decreased by approximately $12,500, or 38.7%, compared to the same period in 2008. The decrease in cost of administrative services revenue for the three and nine months ended September 30, 2009 reflected the termination of our services to DermaVentures during the third quarter of 2009. As administrative services revenue was invoiced at or near cost, the margin related to this revenue was immaterial for all periods presented.

We expect that our gross margin may fluctuate from period to period depending on customer mix and product mix.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the three and nine months ended September 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Research and development	$159,752	$173,638	(8.0)%	$559,444	$567,053	(1.3)%
Percentage of total revenue	163.3%	110.9%		172.9%	117.1%

For the three months ended September 30, 2009, R&D expenses decreased by approximately $13,900, or 8.0%, compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, R&D expenses decreased by approximately $7,600, or 1.3%, compared to the same period in 2008. The decrease in R&D expenses for the three and nine months ended September 30, 2009 was primarily attributable to a decrease in compensation and benefit expenses due to a reduction of R&D headcount, partially offset by an increase in spending on external testing and studies. We anticipate R&D expenses for the fourth quarter of 2009 to remain consistent with the levels experienced in the third quarter of 2009.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three and nine months ended September 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Marketing and business development	$132,234	$91,625	44.3%	$368,268	$295,353	24.7%
Percentage of total revenue	135.1%	58.5%		113.8%	61.0%

For the three months ended September 30, 2009, M&BD expenses increased by approximately $40,600, or 44.3%, compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, M&BD expenses increased by approximately by $72,900, or 24.7%, compared to the same period in 2008. The increase in M&BD expenses for the three and nine months ended September 30, 2009 was primarily due to increases in compensation and benefit expenses as well as marketing activities, partially offset by a decrease in consulting fees. We anticipate M&BD expenses for the fourth quarter of 2009 to increase in absolute dollars compared to the level experienced in the third quarter of 2009 as we expect to incur expenses on market testing and promotions related to the introduction of our new consumer products.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three and nine months ended September 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
General and administrative	$366,941	$390,068	(5.9)%	$1,140,730	$1,410,087	(19.1)%
Percentage of total revenue	375.0%	249.2%		352.5%	291.2%

For the three months ended September 30, 2009, G&A expenses decreased by approximately $23,100, or 5.9%, compared to the three months ended September 30, 2008. The decrease in G&A expenses for the third quarter of 2009 was primarily due to decreases in consulting fees and stock-based compensation. For the nine months ended September 30, 2009, G&A expenses decreased by approximately $269,400, or 19.1%, compared to the same period in 2008, due primarily to decreases in compensation and benefit expenses resulting from a reduction in G&A headcount as well as decreases in stock-based compensation and general corporate expenses, partially offset by an increase in consulting fees. We anticipate G&A expenses for the fourth quarter of 2009 to remain consistent with the level experienced in the third quarter of 2009.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees expenses for the three and nine months ended September 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Accounting, legal and professional fees	$134,390	$119,560	12.4%	$435,201	$439,877	(1.1)%
Percentage of total revenue	137.3%	76.4%		134.5%	90.9%

For the three months ended September 30, 2009, accounting, legal and professional fees expenses increased by approximately $14,800, or 12.4%, compared to the three months ended September 30, 2008, due primarily to an increase in accounting fees. For the nine months ended September 30, 2009, accounting, legal and professional fees expenses decreased by approximately $4,700, or 1.1%, compared to the same period in 2008, due primarily to additional legal and accounting fees incurred in 2008 related to the issuance of a convertible note payable and its subsequent amendment (see Note 2 of our Notes to Condensed Financial Statements).

We anticipate accounting, legal and professional fees expenses for the fourth quarter of 2009 to increase in absolute dollars compared to the level experienced in the third quarter of 2009 as we expect to incur higher audit fees as well as higher legal expenses associated with the protection of our intellectual property.

Depreciation and Amortization

Depreciation and amortization expenses for the three and nine months ended September 30, 2009 and 2008 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Depreciation and amortization	$31,820	$32,218	(1.2)%	$97,822	$102,168	(4.3)%
Percentage of total revenue	32.5%	20.6%		30.2%	21.1%

For the three months ended September 30, 2009, depreciation and amortization expenses decreased by approximately $400, or 1.2%, compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, depreciation and amortization expenses decreased by approximately $4,300, or 4.3%, compared to the nine months ended September 30, 2008. The decrease for the three and nine months ended September 30, 2009 was primarily due to reduced depreciation from assets becoming fully depreciated and from intangible assets becoming fully amortized, partially offset by incremental depreciation expenses from assets purchased in the first nine months of 2009. For the fourth quarter of 2009, we expect depreciation and amortization expenses on a quarterly basis to increase slightly from the level experienced during the third quarter of 2009 due to our recent additions of capital assets purchased for operating activities.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to the outstanding convertible notes payable, accretion of discount on the outstanding convertible notes payable, change in valuation of derivative instruments and unrealized loss related to auction rate securities (ARS) deemed to be other than temporary. Other income (expense), net for the three and nine months ended September 30, 2009 and 2008 is summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Interest income	$929	$14,360	(93.5)%	$9,074	$50,224	(81.9)%
Interest expense on convertible note payable	(27,706)	—	*	(69,191)	—	*
Interest expense on convertible note payable, related party	(102,839)	(57,863)	77.7%	(285,787)	(151,561)	88.6%
Accretion of discount on convertible note payable	(9,179)	—	*	(22,915)	—	*
Accretion of discount on convertible note payable, related party	(14,008)	—	*	(35,152)	(831,426)	(95.8)%
Change in value of derivative instruments, including related party	—	—	*	—	11,803	*
Unrealized loss on marketable securities	—	—	—	—	(30,000)	*
Realized gain on marketable securities	—	25,000	*	—	25,000	*

Other income (expense), net	$(152,803)	$(18,503)	725.8%	$(403,971)	$(925,960)	(56.4)%

*	percentage not meaningful

Interest Income. For the three months ended September 30, 2009, interest income decreased by approximately $13,400, or 93.5%, compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest income decreased by approximately $41,200, or 81.9%, compared to the same period in 2008. The decreases were due primarily to lower yield on our investment in the three and nine months ended September 30, 2009. In light of the continued uncertainty in the financial markets, we continue to maintain the majority of our cash assets in very short-term and liquid investments. As a result, we expect the yield on our investment to remain at a very low level for the near future.

Interest Expense, Including Related Party. For the three months ended September 30, 2009, interest expense related to our outstanding convertible notes payable, including related party, increased by approximately $72,700, or 125.6%, to approximately $130,500 from approximately $57,900 for the same period in 2008. For the nine months ended September 30, 2009, interest expense related to our outstanding convertible notes payable, including related party, increased by approximately $203,400, or 134.2%, to approximately $355,000 from approximately $151,600 for the same period in 2008. Interest expense in the three and nine months ended September 30, 2009 was significantly higher due to interest expense incurred from additional convertible notes payable issued during the first quarter of 2009. We anticipate future quarterly interest expense associated with our outstanding convertible notes payable to be consistent with the level experienced in the third quarter of 2009.

Accretion of Discount on Convertible Notes Payable, Including Related Party. For the three and nine months ended September 30, 2009, accretion of discount on the convertible notes payable, including related party, issued in the first quarter of 2009 (see Note 2 of the Notes to our Condensed Financial Statements) was approximately $23,200 and $58,100, respectively, which represented the increase in carrying value of these convertible notes from the issuance dates through September 30, 2009. We anticipate future quarterly accretion of discount on the 2009 Notes to be consistent with the level experienced in the third quarter of 2009 for as long as the 2009 Notes remain outstanding. For the nine months ended September 30, 2008, accretion of discount on the convertible note payable issued in February 2008 to a related party and amended in June 2008 was approximately $831,400, which represented the increase in carrying value of the convertible note from the issuance date through June 27, 2008. At June 27, 2008, this convertible note payable was effectively extinguished and replaced by an amended note payable (see Note 2 of the Notes to our Condensed Financial Statements) and, as a result, we incurred no further accretion of discount on this convertible note payable thereafter.

Change in Value of Derivative Instruments. For the three and nine months ended September 30, 2009, there was no change in fair value of the derivative instruments related to the convertible note payable issued to a related party in February 2008 and amended in June 2008. For the period from February 14, 2008 to June 27, 2008, the change in fair value of the derivative instruments related to this convertible note payable resulted in a net gain of approximately $11,800, comprised of a decrease of approximately $473,700 in the fair value of outstanding warrants and non-employee stock options, partially offset by a decrease of $186,500 in the fair value of the put option and an increase of approximately $275,400 in the fair value of the warrant related to the original convertible note payable. At the amendment of the convertible note payable on June 27, 2008, we recorded an extinguishment of the original convertible note payable and reclassified the fair value of the then outstanding derivative instruments to equity (see Note 2 of the Notes to our Condensed Financial Statements). For the three months ended September 30, 2008, there was no change in fair value of the derivative instruments related to the outstanding convertible note payable.

Unrealized Loss and Realized Gain on Marketable Securities. During the first nine months of 2009, we did not hold any marketable securities and therefore did not experience any realized or unrealized gain or loss on investments. In the first quarter of 2008, we recognized an unrealized loss of $30,000 on our investment in ARS due to the deemed lack of liquidity associated with these investments at that time. During the three months ended September 30, 2008, we were able to redeem 75% of our ARS and, as a result, recorded $25,000 of realized gains on investments based on the specific ARS that were redeemed.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of September 30, 2009, we had approximately $2,090,200 in cash and cash equivalents, compared to approximately $984,800 in cash and cash equivalents at December 31, 2008. The increase in cash and cash equivalents from December 31, 2008, was primarily attributable to the proceeds of $3,474,000, including the release of restricted cash of $970,000, from our issuance of convertible notes payable and detachable warrants in February and March 2009, partially offset by cash used in operations of approximately $2,348,200 and purchase of capital assets of approximately $20,400 in the first nine months of 2009.

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2009 and 2008 was approximately $2,348,200 and $2,351,100, respectively, in each case derived primarily from the net loss for the period adjusted for the effect of non-cash expenses. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations while expanding our revenue base. Working capital uses of cash for the nine months ended September 30, 2009 were primarily due to increases in accounts receivable and inventory as well as decreases in accrued compensation and benefits and other accrued expenses, partially offset by an increase in accounts payable. Working capital uses of cash for the nine months ended September 30, 2008 were primarily due to increases in accounts receivable and inventory as well as a decrease in deferred revenue, partially offset by a decrease in prepaid assets and an increase in accrued compensation and benefits.

Accounts receivable increased by approximately $10,500 during the first nine months of 2009, compared to an increase of approximately $24,900 for the same period in 2008. The fluctuations were primarily attributable to the timing of peptide shipments, royalty reports received from our licensees and the achievement of certain milestones under applicable license and development agreements.

Inventory, comprised of peptides held for resale and products from our proprietary branded skin care line, increased by approximately $85,500 and $16,300 for the nine months ended September 30, 2009 and 2008, respectively. The increase in the nine months of 2009 was due primarily to our purchase of peptides to fulfill a purchase agreement entered in August 2007, and the increase in the first nine months of 2008 was due to purchases of peptides in anticipation of future demand from customers.

Accrued compensation and benefits decreased by approximately $58,600 in the first nine months of 2009 due primarily to payments related to retroactive salary increases for two executives, compared to an increase of approximately $31,200 for the same period in 2008 due primarily to an accrual for severance related to the departure of our Chief Financial Officer in June 2008.

Deferred revenue decreased by $130,000 during the first nine months of 2008 due to the achievement of certain milestones under applicable license and development agreements. There was no change in deferred revenue in the first nine months of 2009.

Cash Flows from Investing Activities

As of December 31, 2008, we had received an aggregate of $970,000 of subscription deposits for our 2009 convertible promissory note and warrant offering, which we classified as restricted cash until the completion of this offering. Following the closing of the offering in the first quarter of 2009, the restrictions on the restricted cash were removed and we reclassified the $970,000 to cash and cash equivalents. Cash provided by investing activities for the first nine months of 2009 included this $970,000 reclassification, partially offset by purchases of capital assets of approximately $20,400.

For the nine months ended September 30, 2008, cash used in investing activities was approximately $111,700, consisting of subscription deposits of $735,000 held as restricted cash related to our convertible debt offering and purchases of capital assets of approximately $26,700, partially offset by proceeds of $650,000 from the sales and redemptions of marketable securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2009, cash provided by financing activities was $2,504,000, which reflected the aggregate proceeds of $3,474,000 from our 2009 convertible note and warrant offering less $970,000 of cash deposits already received as of December 31, 2008.

For the nine months ended September 30, 2008, cash provided by financing activities was approximately $3,729,700, consisting of approximately $2,994,700 of net proceeds from a convertible note payable and warrant issued to a related party in the first quarter of 2008 (see Note 2 of our Notes to Condensed Financial Statements) and $735,000 of subscription deposits for the convertible debt offering that closed in the first quarter of 2009.

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

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate possible future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of September 30, 2009:

Contractual Obligations	Remainder of 2009	2010	2011	2012	Thereafter	Total
Operating lease	$12,866	$37,446	$76,947	$79,256	$208,911	$415,426
Convertible notes payable and related accrued interest to date (1)	—	—	7,040,046	—	—	7,040,046

Total contractual obligations	$12,866	$37,446	$7,116,993	$79,256	$208,911	$7,455,472

(1)	Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011, or when called by the note holders upon an event of default, including in the event we file for bankruptcy. Assuming no principal prepayments on these convertible notes payable and no conversion into equity before July 1, 2011, we would incur approximately $1.47 million of total interest on all outstanding notes payable.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, to establish requirements that an entity must meet in order to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. Under the provisions of ASU 2009-13, in the absence of VSOE or TPE, entities are permitted to estimate the selling prices for one or more delivered and undelivered elements in a multiple-element arrangement and allocate the arrangement fee to the elements based on their relative selling prices. ASU 2009-13 is effective prospectively for multiple-deliverable revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The impact, if any, of adopting ASU 2009-13 will depend on the nature and terms of our future revenue arrangements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (ASU 2009-05), to permit companies to determine the fair value of a liability by using the perspective of an investor that holds the related obligation as an asset. ASU 2009-05 addresses practice difficulties in estimating the fair value of a liability due to the disparity between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to fair-value measurements of liabilities required by the accounting principles generally accepted in the United States of America (U.S. GAAP). We do not expect the adoption of ASU 2009-05 to have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued Prior to the Implementation of the FASB Accounting Standards CodificationTM

Accepted Accounting Principles (SFAS 168). SFAS 168 represents the last numbered standard to be issued by the FASB under the old (pre-Codification) numbering system and amends the U.S. GAAP hierarchy. On July 1, 2009, the FASB released The FASB Accounting Standards CodificationTM (Codification) which supersedes all existing non-SEC accounting and reporting standards and becomes the exclusive authoritative U.S. GAAP to be applied by nongovernmental entities for use in financial statements issued for interim and annual periods ending after September 15, 2009. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (SFAS 167), which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. We are currently evaluating the impact, if any, SFAS 167 may have on our financial position, results of operations or cash flows.

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

There has been no change in our internal control over financial reporting during the quarter that ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	Exhibits.

Exhibit Number (Referenced to Item 601 of Regulation S-K)	Exhibit Description

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware (incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

3.2	Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2003)

3.4	Bylaws of Helix BioMedix, Inc. (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001)

4.1	Rights Agreement dated August 21, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004)

10.10(c)	Third Amendment to Lease entered into on July 29, 2009 between the Company and Teachers Insurance and Annuity Association of America, Inc.

10.20	Amendment to DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement dated September 18, 2009 among the Company, DermaVentures, LLC and RMS Group, LLC.

31.1	Certification of the Company’s principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Company’s principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2009

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. STEPHEN BEATTY
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)