Form 10-K
period 2009-12-31
HELIX BIOMEDIX INC
filed 2010-03-24
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2009 was $12,409,297, based on the closing sales price of $0.51 on that date. For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

As of March 18, 2010, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2010 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2009, are incorporated by reference into Part III hereof.

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

We have a proprietary library containing a broad array of these natural and synthetic bioactive peptides. Our business strategy is to develop and out-license to third parties the rights to use these proprietary peptides in diverse fields of application and to commercialize our own branded products. We have developed numerous peptides with unique sequences in the following two broad areas of application:

•

Consumer skin care products — we have developed a wide range of peptides capable of improving different aspects of the skin’s appearance, texture, tone and barrier function and are marketing these peptides as innovative ingredients for cosmetic use; and

•

Prescription (Rx) products — certain of our peptides have demonstrated promising results in the areas of infection control, wound healing and immune modulation and are being developed for Rx applications.

Our business was incorporated in 1988, and until early 2007 we operated primarily as a technology development company, generating a portfolio of intellectual property focused on identifying and developing synthetic bioactive peptides and, to a lesser extent, commercializing the extensive library of patented bioactive peptides we had developed. During 2007, we began generating consistent revenue through license agreements with skin care product manufacturers and through collaborative development agreements. In the third quarter of 2007, we moved from the development stage to the commercialization stage. In addition, in the fourth quarter of 2008, we launched our first proprietary branded skin care product line and began selling through distribution channels in the United States.

Our goal is to increase our focus on our pharmaceutical programs, and one of our ongoing objectives is to press forward with the clinical development of our lead Rx candidates. To that end, we continue to explore both potential partnership opportunities with pharmaceutical companies and potential sources of funding to support in-house clinical development work. We continue to believe that in-house clinical development will be required to advance these programs prior to partnering with a pharmaceutical company.

Our website is located at www.helixbiomedix.com. Information contained on our website is not part of, and is not incorporated into, this Annual Report. Our filings with the SEC are available without charge on our website.

Consumer Skin Care Products

Since 2004, we have entered into license agreements with skin care contract manufacturers and materials suppliers for inclusion of certain of our proprietary cosmeceutical peptides in anti-acne and anti-aging skin care products. We rely on these industry supplier licensees to create both awareness and demand for our technology among their skin care customers.

In late 2008, we began selling our proprietary skin care product line through distributors and directly to consumers. We believe our peptide technology further holds potential as a technology platform for skin care industry leaders. We collaborate directly with leading skin care companies to identify opportunities for strengthening their brand position with proprietary products featuring our peptide technology.

Our consumer skin care product development efforts are currently focused on the following:

Anti-Acne

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

A number of companies have formulated and launched anti-acne products incorporating this peptide under license from us or through sublicense from our licensed distributors. We believe the use of this peptide is advantageous for globally marketed anti-acne products, not only because it supports more favorable outcomes with salicylic acid based treatment products, but also because it offers a favorable alternative to benzoyl peroxide, an ingredient that is limited in application due to regulatory restrictions in certain markets as well as its potential harshness on sensitive skin. We anticipate further anti-acne product introductions in 2010.

Anti-Aging

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

One of our lead anti-aging peptides targets several aspects of support for the skin’s structural matrix. This peptide has been demonstrated to accelerate the migration of cells from the skin’s uppermost layer to strengthen areas prone to lines and wrinkles and to impart a smoother, firmer appearance. This peptide has been clinically demonstrated to provide benefits equivalent to those of the leading prescription anti-aging products, but without the risk of irritation associated with aggressive retinoids. This peptide has been formulated into various cosmeceutical skin care products that are currently in the marketplace, and we anticipate further anti-aging product introductions in 2010.

We believe that, through the isolation of peptides derived from naturally recurring sequences that we call Replikines™, and specific combinations of those Replikines™ that we call Combikines™, we can increase the benefits derived from peptide applications in cosmetic anti-aging skin products. In August 2007, we entered into a license agreement with Goldschmidt GmbH, a wholly owned subsidiary of Evonik GmbH, a leading supplier of cosmetic ingredients. The agreement provides exclusive rights to certain of our peptides targeted towards skin care and personal care applications. Evonik launched its first Helix BioMedix technology-based peptides in January 2009 and continues to promote the product under the Tego® Pep 4-17 name.

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

The products are distributed through our dedicated ecommerce website at www.strikingskincare.com, as well as through spas and select catalogue and internet retailers.

We intend to introduce additional branded skin care products in 2010.

Rx Programs

We are developing a novel, broad-spectrum, topical anti-infective for the treatment of skin and wound infections and the prevention of Staphylococcus aureus (S. aureus) infections including those caused by Methicillin resistant Staphylococcus aureus (MRSA). These programs are based upon a first-in-class family of molecules known as lipohexapeptides (or small molecule peptides) that we developed to specifically combine the attributes of small molecule natural products with the advantages of antimicrobial peptides. This new class of anti-infective peptides has demonstrated significant improvement in activity, both in vitro and in vivo, over traditional antimicrobial peptides.

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

In pre-clinical testing, our lead molecules exhibited broad-spectrum antimicrobial activity against significant bacterial pathogens such as S. aureus, Streptococcus pyogenes, and Pseudomonas aeruginosa, and also pathogenic fungi such as Candida and Trichophyton species. This activity was maintained against antibiotic-resistant organisms such as MRSA and Vancomycin Resistant Enterococci. Our lead molecules have demonstrated significant activity in both bacterial and fungal animal infection models. In a S. aureus abraded skin infection model, our lead lipohexapeptides significantly reduced the number of bacteria following three days of once-daily dosing, and in many cases, our peptide eradicated the pathogen. In a guinea pig dermatophytosis model, our lead peptide candidates significantly reduced pathogen count and delivered clinical benefits comparable to Terbinafine, a drug approved by the United States Food and Drug Administration (FDA) for onchomycosis. In both animal models, toxicity was not significantly different from that without peptides.

Our Rx product development efforts are currently focused on the following:

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

Furthermore, our lipohexapeptide offers benefits in anti-inflammatory activity in addition to antimicrobial activities. We believe these properties may provide possible product application in the areas of rosacea and atopic dermatitis and, therefore, could lead to additional market opportunities for us.

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

We believe that we face two broad classes of competitors:

•	other companies developing therapies and skin care products based upon peptide technology; and

•	companies using other technologies to address the disease conditions and skin care concerns that we are targeting.

We are currently aware of several companies that are utilizing peptide-based technologies for antimicrobial applications including: Agennix, Inc., AM Pharma Holdings BV, Genarea Corporation, Inimex Pharmaceuticals, Inc., and Migenix, Inc. In addition, in the skin care and personal care markets, several companies, including Sederma SAS, Pentapharm and Senetek PLC, sell patented specialty ingredients for cosmetic use.

Suppliers

We believe that there are several readily available sources of amino acids used for our peptides. We do not plan to manufacture peptides on a commercial scale; instead, we have sought collaborations with several established manufacturers specializing in the production of peptides. With their assistance, we have developed production and cost plans that should support the inclusion of our peptides in a wide range of both consumer and clinical products. We believe several of these contract manufacturers are capable of scaling peptide synthesis to support all of our projected volume and configuration requirements.

Intellectual Property Rights

We have developed a proprietary library containing a broad and diverse array of synthetic bioactive peptides. Our peptide library includes not only multiple proprietary peptides, but also various compositions of and methods of using those peptides. We believe that our patents and patent applications provide broad and early patent coverage that offers important competitive advantages.

We rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary technologies and products. We aggressively seek U.S. and international patent protection applicable to our peptide technologies. We also rely on trade secret protection for our confidential and proprietary information and in-license technologies we view as necessary to our business plan.

We currently hold eleven issued patents and four pending patents in the United States, and seventeen foreign issued patents and thirty five foreign pending patents. These patents and pending patents describe six distinct classes of peptides, comprising more than 100,000 unique peptide sequences. The control of a patent-protected library comprising several distinct classes of peptides distinguishes us from our competitors, many of whom are attempting to develop only a single class of peptides for multiple applications. The breadth of our library offers us an exceptionally wide range of options in matching optimal peptides with individual product or therapeutic requirements.

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

Research and Development Expenses

During the years ended December 31, 2009 and 2008, our research and development expenses were approximately $722,500 and $827,400, respectively.

Employees

As of December 31, 2009, we employed seven personnel, all on a full-time basis, including two employees in research and development, two employees in marketing and business development, and three employees in finance and administration. None of our employees is covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

Available Information

We make available on our website, free of charge, copies of our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or furnishing the information to the SEC. The internet address for this information is www.helixbiomedix.com. The information posted on our website is not incorporated into this Annual Report. The SEC maintains an internet site that contains these reports at www.sec.gov.

Executive Officers of the Registrant

Our executive officers as of March 1, 2010 are as follows:

Name	Age	Position
R. Stephen Beatty	60	President and Chief Executive Officer
Timothy J. Falla, Ph.D.	44	Vice President and Chief Scientific Officer
Robin L. Carmichael	53	Vice President, Marketing and Business Development

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

Robin L. Carmichael joined us in October 2007 and serves as our Vice President, Marketing and Business Development. From April 2007 to October 2007, Ms. Carmichael was the Chief Operating Officer of DERMAdoctor, Inc., a company specializing in developing and selling over-the-counter drugs and cosmeceuticals. Prior to joining DERMAdoctor, Inc., from 1998 to September 2006, Ms. Carmichael served as Vice President of Marketing first with ProCyte Corporation, a biotechnology company specializing in copper peptide; and then with Photomedex, Inc. following its acquisition of ProCyte in 2005 and as a consultant to the same company from January to June 2007. From 1993 to 1998, she held various marketing and clinical research positions of increasing responsibility with ProCyte. Ms. Carmichael holds a B.S. in Nursing from Seattle University and attended the UCLA Anderson Graduate School of Executive Management.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all other information included in this Annual Report, in evaluating our company. If any of the following risks actually occur, our financial condition or operating results could be harmed. In such case, investors may lose part or all of their investment.

We will need to raise additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts, adversely affect our ability to satisfy our obligations when they become due, or require us to discontinue our operations.

Developing products and conducting pre-clinical and clinical testing of antimicrobial peptide technologies requires substantial amounts of capital. To date, we have raised capital primarily through private equity and convertible debt financings. If we are unable to timely obtain additional funding, we may never achieve the results necessary to satisfy our existing obligations or be profitable. We will need to raise additional capital to, among other things:

•	commercialize our peptide compounds and intermediates;

•	commercialize skin care products containing our peptides;

•	fund our pre-clinical studies;

•	fund clinical trials;

•	continue our research and development activities;

•	finance our operating expenses; and

•	prepare, file, prosecute, maintain, enforce, and defend patent and other proprietary rights.

We continue to explore potential sources of funding to support clinical development of certain of our Rx programs. Conducting clinical trials requires significant capital, and significantly more than we have historically raised to support our consumer programs. If we are unable to raise sufficient capital to fund clinical development, we may be required to rely on collaborations with pharmaceutical companies to advance these programs. However, there can be no assurance that any such collaboration would be available on favorable terms to us, if at all, or that if entered into, it would be successful.

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used approximately $3,072,000 and $3,142,000 in operating activities for the years ended December 31, 2009 and 2008, respectively. In 2008 and 2009, we issued convertible promissory notes due July 1, 2011 in the aggregate principal amounts of $3,000,000 (2008 Note) and $3,474,000 (2009 Notes), respectively, and during the first quarter of 2010, we issued convertible promissory notes due July 1, 2013 in the aggregate principal amount of $2,900,000 (2010 Notes) (see Note 16 of our Notes to Financial Statements). After giving effect to the issuance of the 2010 Notes, we believe that, based upon the current status of our operations, consumer product commercialization development and collaboration plans, our cash and cash equivalents should be adequate to fund our operations, continue with work towards our prescription (Rx) product development and support the continued expansion of our consumer program through the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

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

If we are unable to obtain the necessary additional funding, we may not be able to satisfy our existing obligations, including the repayment of the aggregate outstanding principal and accrued interest due on the 2008 Note and the 2009 Notes by July 1, 2011 and the 2010 Notes by July 1, 2013, or we may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves, liquidate some or all of our assets, delay, reduce the scope of or eliminate some portion or all of our development programs, or severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

If we raise additional funds by issuing convertible debt securities, new investors may have rights superior to holders of our currently issued and outstanding common stock or convertible notes payable. In addition, debt financing, if available, may include restrictive covenants.

We expect to continue to incur substantial losses and we may never achieve profitability.

We have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $3,775,000 for the year ended December 31, 2009, and we had an accumulated deficit of approximately $35,857,500 as of such date. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. If the necessary capital is available to us, we intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead product candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, and we may never become profitable. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

The recent general economic downturn and its effects on our customers have and may continue to adversely affect our sales, financial condition and growth prospects.

The recent economic downturn has adversely affected our results of operations and growth prospects. In 2009, our revenue fell approximately $171,600, or 30.5%, compared to 2008. The decrease was primarily due to reduced licensing and development fees from 2008 to 2009.

The prolonged economic recession in the United States, including job losses, the tightening of credit markets and failures of financial institutions and other entities, has continued to heighten concerns regarding recovery and growth in the immediate future. Unfavorable economic conditions may continue to adversely affect our licensees’ and other customers’ business levels and lead to reduced product orders, payment delays, uncollectible accounts receivable or other negative trends.

In addition, the final consumer products incorporating our peptides may be considered discretionary items for consumers. Factors affecting the level of consumer spending for discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower, and the recent downturn in economic conditions may thus continue to reduce sales of the final products incorporating our peptides or limit their growth prospects, either of which would harm our business.

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

We rely on collaborators for a substantial portion of the research and development and product commercialization activities relating to our technologies and will need to enter into further collaborations to develop, test and produce commercially viable products. If our collaborators do not perform as expected, or we are unable to enter into further collaborations, our ability to commercialize our products and product candidates would be adversely affected.

Part of our strategy to date has been to enhance our development programs and fund our capital requirements in part by entering into collaborative agreements with cosmetic, pharmaceutical, and other biotechnology companies, and we will likely pursue further collaborations in the future. The development of commercially viable products from our technology will likely continue to require the technical collaboration and financial assistance of other, significantly larger third parties to bear some or most of the costs of pre-clinical and clinical testing, regulatory approval, manufacturing and marketing prior to commercial sale. This is especially true of our pharmaceutical programs, as to which we expect clinical testing and the regulatory approval process, among other things, to require substantial financial and other resources, and for which we may seek collaborative assistance.

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

Our business may be harmed if we do not adequately forecast customer demand.

We may not be able to maintain proper inventory levels for our skin care products. The timing and amount of customer demand for these products are difficult to predict since we have limited sales history and the manufacturing process of these products begins well in advance of the date the products are expected to be sold. If we overestimate our customer demands, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at prices below our standard levels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and lost revenues, any of which could harm our financial condition or operating results.

If we fail to build and maintain the value of our brands, our business could be harmed.

Our success depends in part on our ability to effectively define, message and promote our brands. We may be able to develop brand recognition of our products through various means including customer outreach, prospecting, advertising, internet and affiliate marketing, and direct mail. While we believe that our planned marketing programs will help build brand awareness and attract new customers, we cannot provide assurance that our marketing efforts will result in increased sales or that we will have sufficient funds to further develop our brands. If we fail to build and maintain the value of our brands, sales are likely to decline and our business could be harmed.

To the extent our cash deposits are maintained in accounts that are not insured, such assets could be at risk.

As of December 31, 2009, we maintained approximately $1,244,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation (SIPC) up to $500,000 per account. The protection afforded by the SIPC is narrower than that afforded by the Federal Deposit Insurance Corporation with respect to bank deposits and does not cover all losses. If the financial institutions holding our cash deposits experience financial difficulty or failure, the assets in these accounts would be at risk, and their loss would have an adverse effect on our business and results of operations.

Our business is subject to numerous governmental regulations.

Our products and our licensees’ products and product candidates are subject to extensive regulation by numerous governmental authorities in the United States, including the FDA, and by regulatory authorities outside the United States which govern the manufacturing practices, labeling, packaging, storage, distribution, advertising, promotion, recordkeeping and reporting of safety, and quality assurance. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. Under our licensing strategy, our collaborators will bear the majority of the regulatory compliance burden. However, if we, our licensees or our collaborators fail to maintain regulatory compliance, such failure could adversely affect our business and results of operations.

Interruptions to our website operations could damage our reputation and harm our business.

We derive a portion of our revenue from business generated through our ecommerce website. The satisfactory performance and reliability of our website operations are critical to our reputation and our ability to attract and retain customers in our online business. We could experience temporary interruptions in our website or transaction processing systems for a variety of reasons, including human error, software errors, power loss, telecommunications failures, extreme weather and other events beyond our control. The failure of our systems could adversely affect our business and results of operations.

Worldwide economic and political conditions may adversely affect demand for our products.

As part of our business strategy, we seek to expand the sales of our products and technology in international markets. In 2009, we began to derive revenue from our European licensee. Our international business expansion will depend on overall worldwide economic conditions and economic, political and business conditions within our customers’ industries and countries or other geographic regions. A continued or worsened slowdown in the global economy could adversely impact demand for our products in international markets, which would harm our financial condition and results of operations.

We incur significant costs and demands upon management as a result of complying with laws affecting public companies, which could affect our operating results.

We have incurred and will incur significant costs, and have and could experience internal resource constraints, associated with the evaluation of and compliance with evolving corporate governance, reporting and other requirements, including requirements under the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. Compliance with these laws and regulations is costly and personnel-intensive, and any changes in these laws and regulations may materially increase our compliance costs. Our financial condition and operating results may be materially negatively impacted by the financial costs and resource demands of our compliance efforts.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which would adversely affect our business.

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to produce reliable financial reporting and our independent registered public accounting firm may not be able to certify the effectiveness of our internal control over financial reporting as of the required dates. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure investors that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Matters affecting our internal controls may cause us to be unable to report our financial information accurately and/or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, and may cause investors to lose confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report, or our independent registered public accounting firm reports, a material weakness in our internal control over financial reporting. These factors could have a material adverse effect on our business, cause a decline in our share price and impair our ability to raise capital.

Our principal stockholders, executive officers and directors may have the ability to control our management and operations and could act in their own best interests and not necessarily in the best interests of other stockholders.

Our executive officers, directors, principal stockholders and entities affiliated with them beneficially owned in the aggregate approximately 42.5% of our outstanding common stock and common stock equivalents as of March 18, 2010. In addition, Frank T. Nickell, who beneficially owned approximately 30.7% of our outstanding common stock as of March 18, 2010, also beneficially holds convertible promissory notes in an aggregate principal amount of $7,200,000, the conversion of which could result in the beneficial ownership by Mr. Nickell of a majority of the outstanding shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs.

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

These provisions could make it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We occupy approximately 5,300 square feet of leased space in Bothell, Washington for our corporate office and laboratory. In July 2009, we renewed our lease, which now has a term of five years and seven months beginning on December 1, 2009, provides for seven months of free rent at a monthly base rent equal to $6,210 and includes scheduled rent increases over the lease term. We account for free rent periods and scheduled rent increases on a straight-line basis over the term of the lease. We believe that our leased space is adequate to meet our current and planned needs and that suitable additional space will be available, as needed, in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

As of March 24, 2010, there were no legal proceedings the disclosure of which is required by this item.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board under the symbol “HXBM.OB” since 1999. Prior to that date, our common stock did not trade publicly. The following table summarizes our common stock’s high and low daily closing sales prices for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions, and may not represent actual transactions.

	Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$0.49	$0.26	$0.80	$0.46
Second Quarter	$0.59	$0.29	$0.80	$0.48
Third Quarter	$0.51	$0.26	$0.60	$0.38
Fourth Quarter	$0.35	$0.16	$0.58	$0.26

As of March 2, 2010, we had approximately 821 record holders of our common stock. Because in some instances our common shares are held by brokers and clearing agencies on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operations:
Revenue	$391,268	$562,877	$463,941	$70,940	$108,408
Net loss(1)	(3,775,035)	(4,515,512)	(3,434,004)	(3,828,326)	(3,277,239)
Net loss per share, basic and diluted(1)	(0.15)	(0.18)	(0.14)	(0.17)	(0.18)
Financial position:
Cash, cash equivalents and marketable securities	1,344,719	984,844	1,161,290	2,256,901	2,827,959
Working capital	1,495,026	1,014,268	1,105,405	2,087,776	2,759,267
Total assets	2,012,920	2,703,707	2,022,071	3,060,544	3,741,940
Stockholders’ equity (deficit)	(5,168,725)	(1,714,522)	1,670,713	2,798,077	3,517,581

(1)	In each of the years ended December 31, 2009, 2008, 2007 and 2006, net loss and net loss per share reflect the impact of stock-based compensation charges which were not present in the year ended December 31, 2005 and prior thereto.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a discussion of forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements in this Annual Report, see Part I, “Forward-Looking Statements,” and Item 1A, “Risk Factors.”

Business Overview

Our mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically- applied products which offer the benefits of our advanced bioactive small molecule peptide technology. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides. We have a proprietary library containing a broad array of these synthetic bioactive peptides. Our business strategy is to develop and out-license to third parties the rights to use these proprietary peptides in diverse fields of application and to commercialize our own branded products. We have developed numerous peptides with unique sequences in the following two broad areas of application:

•

Consumer skin care products — we have developed a wide range of peptides capable of improving different aspects of the skin’s appearance, texture, tone and barrier function and are marketing these peptides as innovative ingredients for cosmetic use; and

•

Prescription (Rx) products — certain of our peptides have demonstrated promising results in the areas of infection control, wound healing and immune modulation and are being developed for Rx applications.

Our objective is also to increase our focus on our pharmaceutical programs and initiate clinical development of our lead drug candidates. Due to the pre-clinical stage of development of each of our peptide sequences in our pharmaceutical programs, we are unable to estimate the total costs and timing to complete development, and we do not separately track these costs due to the cost burden associated with accounting at such levels of detail and our limited resources. However, the majority of our research and development spending is on the two areas of application discussed above. Additional funding will be required to support further development of our pharmaceutical programs.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting period. We consider the following accounting policies to be those that require us to make the most subjective or complex judgments in order to fairly present our financial position and results of operations. Actual results may differ from these estimates.

Revenue Recognition. We derive our revenue from technology licenses, joint development agreements, sales of peptides and consumer products, and, until recently, administrative services provided to a related party. Revenue under technology licenses may include up-front payments and royalties from third-party product manufacturing and sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. We account for revenue recognition of our agreements with multiple elements by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of fair value of the undelivered items; and (3) the arrangement includes a right of return relative to the delivered item(s) or delivery or performance of the undelivered item(s) that is probable and within our control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, we estimate the period based upon other factors contained within the agreement. Our management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

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

•

Peptide and Consumer Product Sales. We recognize revenue from sales of our peptides and skin care products when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

•

Administrative Services Revenue, Related Party. Our administrative services revenue consists of fees received from DermaVentures, LLC (DermaVentures), a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. Administrative services revenue was invoiced to DermaVentures at or near cost and was recorded as earned when services were rendered, no obligations remained outstanding and collection was reasonably assured. Fees received from DermaVentures are reported as administrative services revenue, while related costs are included in cost of revenue in the statements of operations.

On September 18, 2009, we entered into an amendment to the DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement with DermaVentures and RMS Group, LLC pursuant to which the parties agreed, among other things, to terminate the Management Services Agreement dated effective as of April 18, 2007. As a result, we had no further management or administrative responsibilities related to DermaVentures from which our administrative services revenue was derived (see Note 12 of our Notes to Financial Statements).

Sales tax amounts collected from customers are recorded on a net basis.

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

Impairment of Long-Lived Assets and Intangible Assets. We periodically review our long-lived assets including property and equipment and intangible assets for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. We determine impairment losses from actual for estimated fair values, which are based on market values, net realizable values or projections of discounted cash flows, as appropriate.

Valuation of Stock Options Granted to Employees, Officers and Non-Employee Directors for Board Service. We measure stock-based compensation expense for employee awards based on the estimated fair value of the award at the grant date and recognize such expense on a straight-line basis over the requisite service period, which is generally the vesting period. The determination of the fair value of stock options and warrants using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, which include management’s estimated stock price volatility over the term of the awards, estimated option or warrant exercise behaviors, the risk-free interest rate and expected dividends. Compensation expense is recognized only for the portion of awards expected to vest. For performance-based awards, we record stock-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement.

Valuation of Warrants and Non-Employee Stock Options. Our warrants and non-employee stock options are required to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants and non-employee stock options that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value, and warrants that require settlement in shares are recorded as equity instruments.

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

Valuation of Call Option Related to Convertible Note Payable, Related Party, Issued in 2008. The convertible note payable issued to a related party on February 14, 2008 and amended on June 27, 2008 includes a call option which gives the holder the right to demand repayment in the case of default. We are required to separately account for the fair value of the embedded call option. We determined that the call option related to this convertible note payable had no value at either the issuance date or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party, Issued in 2008. The convertible note payable issued to a related party on February 14, 2008 and amended on June 27, 2008 allows us to prepay the unpaid balance of the convertible note and accrued interest at any time and without penalty. We are required to separately account for the fair value of the prepayment right. We determined that this prepayment right had no value at either the issuance date or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Reclassifications

Reclassifications of prior years’ balances have been made to conform to the current format. Specifically, in the Statements of Operations, revenue from the sales of peptides and consumer products has been included in one line. Costs related to this revenue have also been reclassified into one line in the cost of revenue section. These reclassifications had no impact on the financial results in the periods presented.

Results of Operations

For the year ended December 31, 2009, total revenue was approximately $391,300, reflecting a decrease of 30.5% compared to total revenue for the year ended December 31, 2008. The reduction in revenue for 2009 was principally due to decreases in royalties and development revenue and, to a smaller extent, administrative service fees resulting from the termination of services to DermaVentures.

Our net loss for 2009 was approximately $3.8 million, or $0.15 per share, compared to a net loss of approximately $4.5 million, or $0.18 per share, for 2008, and a net loss of approximately $3.4 million, or $0.14 per share, for 2007. The decrease of approximately $740,500 in net loss in 2009 from 2008 was principally attributable to reduced operating expenses and net non-operating expenses, partially offset by a decrease in gross profit. The increase of approximately $1.1 million in net loss in 2008 from 2007 was primarily attributable to the interest expense and accretion of discount related to the convertible note payable issued to a related party in 2008. As of December 31, 2009, our accumulated deficit was approximately $35.9 million. We may continue to incur substantial operating losses over the next several years, due principally to the estimated costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs being greater than our anticipated revenue.

Our ability to achieve a consistent level of revenue depends largely on our ability to successfully commercialize our proprietary technology through royalty-bearing licenses, as well as developing and selling products via collaborations with strategic partners. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Revenue

Revenue for the years ended December 31, 2009, 2008 and 2007 consisted of license and development fees, sales of peptides and consumer products, and administrative services revenue as summarized in the table below.

	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008	% Change 2008 to 2007	Year Ended December 31, 2007
License and development fees	$149,196	(53.3)%	$319,152	65.0%	$193,381
Percentage of total revenue	38.1%		56.7%		41.7%
Peptide and consumer product sales	221,876	10.1%	201,450	(2.3)%	206,160
Percentage of total revenue	56.7%		35.8%		44.4%
Peptide sales, related party	—	—	—	*	64,400
Percentage of total revenue	—		—		13.9%
Administrative services revenue, related party	20,196	(52.2)%	42,275	*	—
Percentage of total revenue	5.2%		7.5%		—

Total revenue	$391,268	(30.5)%	$562,877	21.3%	$463,941

*	Percentage not meaningful

Total revenue decreased by approximately $171,600, or 30.5%, to $391,268 in 2009 from $562,877 in 2008 and increased by approximately $98,900 in 2008, or 21.3%, from $463,941 in 2007. Excluding administrative services revenue from a related party, our 2009 revenue decreased by approximately $149,500, or 28.7%, compared to 2008, primarily due to decreases in royalties and development fees earned in 2009. Total 2008 revenue, excluding administrative services revenue, increased by approximately $56,700, or 12.2%, compared to 2007, due primarily to increases in royalty revenue from our licensees, development fees and sales of consumer products, partially offset by a decrease in sales of peptides.

License and development fees decreased by approximately $170,000, or 53.3%, to $149,196 in 2009 from $319,152 in 2008 and increased by approximately $125,800 in 2008, or 65.0%, from $193,381 in 2007. The decrease in 2009 compared to 2008 was primarily due to decreases of approximately $30,000, or 16.7%, in royalty revenue and $140,000 in development fees. The increase in 2008 compared to 2007 was principally due to increases of approximately $71,800, or 66.8%, in royalty revenue and $54,000, or 62.8%, in development fees. The fluctuation in royalty revenue is attributable to the level of product manufacturing and sales from our licensees, whereas the fluctuation in development fees is derived from new collaborative agreements we have entered into during the reporting periods and the timing of the achievement of certain milestones under applicable development agreements.

Peptide and consumer product sales to third-party customers increased by approximately $20,400, or 10.1%, to $221,876 in 2009 from $201,450 in 2008 and decreased by approximately $4,700 in 2008, or 2.3%, from $206,160 in 2007. The increase in 2009 was primarily attributable to increased sales of our proprietary-branded consumer products, introduced to the market in the fourth quarter of 2008. Sales of consumer products accounted for approximately 7.7% and 2.1% of total revenue in 2009 and 2008, respectively. In 2007, peptide sales to a related party totaled $64,400. We had no peptide sales to this related party in 2008 or 2009. Changes in peptide sales were primarily attributable to the product manufacturing cycles of our customers.

Administrative services revenue from a related party was typically invoiced at or near cost and therefore had no material net effect on our gross profit or net loss. Administrative services revenue from DermaVentures in 2009 decreased by approximately $22,100, or 52.2%, to $20,196 in 2009 from $42,275 in 2008, principally due to the termination of our Management Services Agreement in the third quarter of 2009. Administrative services revenue from DermaVentures in 2007 was not material. We do not anticipate having administrative services revenue from a related party in the foreseeable future.

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

Cost of revenue and gross margin for the years ended December 31, 2009, 2008 and 2007 are summarized in the table below.

	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008	% Change 2008 to 2007	Year Ended December 31, 2007
Cost of licensing and development fees	$—	*	$38,664	89.6%	$20,396
Percentage of total revenue	—		6.9%		4.4%
Percentage of related revenue	—		12.1%		10.5%
Cost of peptide and consumer product sales	$176,720	1.2%	$174,607	47.9%	$118,096
Percentage of total revenue	45.2%		31.0%		25.5%
Percentage of related revenue	79.6%		86.7%		43.6%
Cost of administrative services revenue, related party	$19,800	(53.0)%	$42,105	*	—
Percentage of total revenue	5.0%		7.5%		—
Percentage of related revenue	98.0%		99.6%		—

Total cost of revenue	$196,520	(23.0)%	$255,376	84.4%	$138,492
Percentage of total revenue	50.2%		45.4%		29.9%
Gross profit	$194,748	(36.7)%	$307,501	(5.5)%	$325,449
Gross margin	49.8%		54.6%		70.1%

*	Percentage not meaningful

Cost of licensing and development fees for the year ended December 31, 2009 was $0 compared to $38,664 in 2008 and $20,396 in 2007. Cost of licensing and development fees for the year ended December 31, 2008 consisted primarily of professional fees for services performed in connection with a joint development agreement and for the year ended December 31, 2007 comprised costs of materials used in a development activities.

Cost of peptide and consumer product sales increased by approximately $2,100, or 1.2%, to $176,720 in 2009 from $174,607 in 2008 and by approximately $56,500 in 2008, or 47.9%, from $118,096 in 2007. For 2009, peptides and consumer products sold resulted in 20.4% margin compared to 13.3% margin in 2008 and 56.4% in 2007. The higher gross margin related to peptide and consumer product sales in 2009 compared to 2008 was due primarily to the customer and product mixes associated with such sales. Sales of our consumer products generally deliver a higher gross margin compared to sales of peptides; however, as our consumer products are still fairly new in the market, the sale volume for these products has not reached a level that would make a significant contribution to our total gross margin. In 2007, the high gross margin from peptide sales, including sales to a related party, was because a portion of peptide inventory sold during this period had been written down to net realizable value in the previous year.

Cost of administrative services revenue for the years ended December 31, 2009 and 2008 consisted primarily of marketing service expenses and corresponded with administrative services revenue in respective periods. Cost of administrative services revenue in 2007 was not material.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the years ended December 31, 2009, 2008 and 2007 are summarized in the table below.

	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008	% Change 2008 to 2007	Year Ended December 31, 2007
Research and development	$722,523	(12.7)%	$827,361	5.8%	$782,075
Percentage of total revenue	184.7%		147.0%		168.6%

R&D expenses decreased by approximately $104,800, or 12.7%, to $722,523 in 2009 from $827,361 in 2008 and increased by approximately $45,300 in 2008, or 5.8%, from $782,075 in 2007. The decrease in R&D expenses in 2009 compared to 2008 was primarily attributable to a decrease in compensation and benefit expenses resulting from a headcount reduction, as well as a decrease in stock-based compensation expense, partially offset by increased spending on testing and external studies of our product candidates. The increase in R&D expenses in 2008 compared to 2007 was primarily due to increases in employee compensation and benefit expenses and stock-based compensation expense, partially offset by lower spending in lab consumables, external studies and travel expenses. Compensation and benefit expenses related to R&D employees for 2008 included approximately $35,900 of employee benefits that were allocated to R&D expenses starting in 2008, whereas in previous years they were recorded in general and administrative expenses.

We anticipate R&D expenses to increase in absolute dollars for the foreseeable future as we expect to incur expenses on external testing and studies related to the development of new consumer products as well as our pharmaceutical programs.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the years ended December 31, 2009, 2008 and 2007 are summarized in the table below.

	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008	% Change 2008 to 2007	Year Ended December 31, 2007
Marketing and business development	$506,742	26.4%	$401,019	(9.6)%	$443,732
Percentage of total revenue	129.5%		71.2%		95.6%

M&BD expenses increased by approximately $105,700, or 26.4%, to $506,742 in 2009 from $401,019 in 2008 and decreased by approximately $42,700 in 2008, or 9.6%, from $443,732 in 2007. The increase in M&BD expenses in 2009 compared to 2008 was primarily due to increases in marketing expenses as well as compensation and benefit expenses resulting from additional headcount, partially offset by reduced expenses in consulting fees. The decrease in M&BD expenses in 2008 compared to 2007 was primarily due to decreases in consulting fees and stock-based compensation expense, partially offset by an increase in marketing expenses related to the launching of our new proprietary-branded products in 2008. Compensation and benefit expenses related to M&BD for the year ended December 31, 2008 included approximately $9,400 of employee benefits that were allocated to M&BD expenses starting in 2008, whereas in previous years they were recorded in general and administrative expenses.

We anticipate M&BD expenses to increase in absolute dollars for the foreseeable future as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as new skin care products we plan to introduce in 2010.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the years ended December 31, 2009, 2008 and 2007 are summarized in the table below.

	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008	% Change 2008 to 2007	Year Ended December 31, 2007
General and administrative	$1,473,352	(23.2)%	$1,918,826	0.6%	$1,906,820
Percentage of total revenue	376.6%		340.9%		411.0%

G&A expenses decreased by approximately $445,500, or 23.2%, to $1,473,352 in 2009 from $1,918,826 in 2008 and increased by approximately $12,000, or 0.6%, from $1,906,820 in 2007. The decrease in G&A expenses in 2009 compared to 2008 was due primarily to decreases in compensation and benefit expenses resulting from a reduction in G&A headcount as well as decreases in stock-based compensation and general corporate expenses, partially offset by an increase in consulting fees. The increase in G&A expenses in 2008 compared to 2007 was primarily due to increases in stock-based compensation expense and consulting fees, partially offset by decreases in administrative costs for our patents, compliance costs associated with the Sarbanes-Oxley Act of 2002 and other G&A expenses.

We anticipate G&A expenses for the foreseeable future to be consistent with the level experienced in 2009 in absolute dollars.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees expenses for the years ended December 31, 2009, 2008 and 2007 are summarized in the table below.

	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008	% Change 2008 to 2007	Year Ended December 31, 2007
Accounting, legal and professional fees	$579,443	1.5%	$570,719	6.2%	$537,176
Percentage of total revenue	148.1%		101.4%		115.8%

Accounting, legal and professional fees expenses increased by approximately $8,700, or 1.5%, to $579,443 in 2009 from $570,719 in 2008 and by approximately $33,500 in 2008, or 6.2%, from $537,176 in 2007. The increase in accounting, legal and professional fees in 2009 compared to 2008 was primarily attributable to an increase in legal expenses associated with the protection of our intellectual property, partially offset by decreases in accounting fees and legal expenses associated with general corporate matters. The increase in accounting, legal and professional fees expenses in 2008 compared to 2007 was primarily due to an increase in accounting fees related to audit and tax services, partially offset by a decrease in legal expenses related to licensing activities.

We anticipate accounting, legal and professional fees expenses for the foreseeable future to increase in absolute dollars as we expect to incur additional accounting expenses associated with our compliance with the Sarbanes-Oxley Act as well as higher legal expenses related to distribution and licensing agreements and intellectual property protection.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2009, 2008 and 2007 are summarized in the table below.

	Year Ended December 31, 2008	% Change 2009 to 2008	Year Ended December 31, 2008	% Change 2008 to 2007	Year Ended December 31, 2007
Depreciation and amortization	$130,596	(2.4)%	$133,754	(23.2)%	$174,225
Percentage of total revenue	33.4%		23.8%		37.6%

Depreciation and amortization expenses decreased by approximately $3,200, or 2.4%, to $130,596 in 2009 from $133,754 in 2008 and by approximately $40,500 in 2008, or 23.2%, from $174,225 in 2007. The decreases in depreciation and amortization expenses in 2009 and 2008 compared to the respective prior year were primarily due to incremental depreciation expenses from assets purchased in 2009 and 2008 being offset by reduced depreciation from other assets becoming fully depreciated.

We do not currently anticipate investing significantly in capital assets for the foreseeable future and therefore expect our depreciation and amortization expenses to decrease slightly year over year.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to the convertible notes payable issued in 2009 and 2008, accretion of discount on the convertible notes payable, and change in valuation of derivative instruments and unrealized loss related to our auction rate securities (ARS) deemed to be other than temporary.

Other income (expense), net for the years ended December 31, 2009, 2008 and 2007 is summarized in the table below.

	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008	% Change 2008 to 2007	Year Ended December 31, 2007
Interest income	$9,649	(84.1)%	$60,836	(28.1)%	$84,575
Interest expense on convertible notes payable	(96,897)	*	—	—	—
Interest expense on convertible notes payable, related party	(388,625)	82.8%	(212,547)	*	—
Accretion of discount on convertible notes payable	(32,094)	*	—	—	—
Accretion of discount on convertible notes payable, related party	(49,160)	(94.1)%	(831,426)	*	—
Change in value of derivative instruments, including related party	—	*	11,803	*	—
Unrealized loss on marketable securities	—	*	(30,000)	*	—
Realized gain on redemption of marketable securities	—	*	30,000	*	—

Other income (expense), net	$(557,127)	(42.6)%	$(971,334)	(1248.5)%	$84,575

*	Percentage not meaningful

Interest Income. Interest income decreased by approximately $51,200, or 84.1%, to $9,649 in 2009 from $60,836 in 2008 and by approximately $23,700 in 2008, or 28.1%, from $84,575 in 2007. The decreases in interest income in 2009 and 2008 compared to the respective prior year were principally due to lower interest rates available for our cash and cash equivalents. In light of the prolonged uncertainty in the financial market, we continued to maintain the majority of our cash and cash equivalent assets in very short-term and liquid investments during the year ended December 31, 2009 and expect to do so for the foreseeable future. As a result, we anticipate that the yield on our cash and cash equivalent balances will remain at a low level for the near future.

Interest Expense on Convertible Notes Payable, Including Related Party. For the years ended December 31, 2009 and 2008, interest expense was derived from the convertible notes payable issued in 2009 and 2008. We did not have any debt outstanding in 2007 and therefore did not incur any interest expense during that period. As a result of the additional convertible notes issued in the first quarter of 2010 (see Note 16 of our Notes to Financial Statements), we anticipate interest expense to increase significantly in the future until the outstanding notes are repaid or converted into equity.

Accretion of Discount on Convertible Notes Payable, Including Related Party. For the year ended December 31, 2009, the aggregate accretion of discount on the convertible notes payable issued in 2009 of approximately $81,300 represented the increase in carrying value of these convertible notes from the issuance dates through December 31, 2009. For the year ended December 31, 2008, the accretion of discount on convertible notes payable of approximately $831,400 represented the increase in carrying value of the convertible note from the issuance date of February 14, 2008 through June 27, 2008. At June 27, 2008, this convertible note payable was effectively extinguished and replaced by an amended note payable (see Note 2 of our Notes to Financial Statements). As a result, we had no further accretion of discount on this convertible note payable. As we did not have such debt outstanding in 2007, we did not incur expenses related to accretion of discount on debt for that period.

Change in Value of Derivative Instruments. For the year ended December 31, 2009, we did not incur any change in value of derivative instruments. For the year ended December 31, 2008, the change in fair value of the derivative instruments resulted in a net gain of approximately $11,800, comprised a decrease of approximately $473,700 in the fair value of outstanding warrants and non-employee stock options (liability), offset by a decrease of $186,500 in the fair value of the put option (asset) and an increase of approximately $275,400 in the fair value of the warrant related to the original convertible note payable (liability). At the amendment of the convertible note payable on June 27, 2008, we recorded an extinguishment of the original convertible note payable and reclassified the fair value of the then outstanding derivative instruments to equity. During the remainder of 2008, there was no change in fair value of the derivative instruments related to the outstanding convertible note payable at each of the reporting dates. We did not have any derivative instruments during the year ended December 31, 2007.

Unrealized Loss and Realized Gain on Marketable Securities. As we did not hold marketable securities during any part of 2009, we did not incur any losses or gains, unrealized or otherwise, related to marketable securities. During the first quarter of 2008, we recognized an unrealized loss of $30,000 on our investment in ARS due to the lack of liquidity associated with these investments at that time. During the second half of 2008, we were able to sell or redeem all of our ARS at par and therefore, recorded a realized gain on investments of $30,000. We did not experience any unrealized or realized gain or loss on marketable securities in 2007.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our current principal sources of liquidity are cash and cash equivalents. As of December 31, 2009, our cash and cash equivalents totaled approximately $1,344,700, an increase of approximately $359,900 from the balance of approximately $984,800 at December 31, 2008. The increase in cash and cash equivalents from December 31, 2008, was primarily attributable to the proceeds of $3,474,000, which included the release of restricted cash of $970,000, from our issuance of convertible notes payable and detachable warrants in the first quarter of 2009, partially offset by cash used in operations of approximately $3,071,600 and purchase of capital assets and payments for website development costs for a total of approximately $42,500 in 2009.

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Net cash used in operating activities	$(3,071,568)	$(3,141,666)	$(3,211,842)
Net cash provided by (used in) investing activities	927,443	(299,520)	252,873
Net cash provided by financing activities	2,504,000	3,964,740	2,143,358

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2009, 2008 and 2007 was approximately $3.1 million, $3.1 million and $3.2 million, respectively, derived primarily from the net loss for the periods plus the effect of non-cash expenses. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations and efforts to expand our revenue base. The primary working capital uses of cash for 2009 were increases in inventory and accounts receivable as well as decreases in accrued compensation and benefits, accounts payables and other accrued expenses, partially offset by decreases in prepaid insurance and other current assets. Working capital uses of cash for 2008 primarily resulted from an increase in inventory as well as decreases in deferred revenue and trade payables, partially offset by a decrease in prepaid assets and an increase in accrued compensation and benefits.

Accounts receivable increased by approximately $5,200 in 2009 and decreased by approximately $33,400 in 2008. These changes were primarily attributable to the timing of product shipments, royalty reports received from our licensees and the achievement of certain milestones under applicable license and development agreements. Inventory increased by approximately $91,400 in 2009 and $46,100 in 2008, primarily due to our broader product offering and our need to maintain inventory at certain levels to meet customer required lead times. Deferred revenue decreased by $130,000 in 2008, due primarily to the timing of the achievement of certain milestones under a development agreement.

Cash Flows from Investing Activities

As of December 31, 2008, we had received an aggregate of $970,000 of subscription deposits for our 2009 convertible promissory note and warrant offering, which we classified as restricted cash until the completion of this offering. Following the closing of the offering in the first quarter of 2009, the restrictions on the restricted cash were removed and we reclassified the $970,000 to cash and cash equivalents. Cash provided by investing activities for 2009 included this $970,000 reclassification, partially offset by purchases of capital assets and payments for website development costs for a total of approximately $42,500.

Net cash used in investing activities for the year ended December 31, 2008 was approximately $299,500, due primarily to the subscription deposits of $970,000 for our 2009 convertible note and warrant offering held as restricted cash, payments for website development costs of $17,000 and purchases of capital assets of approximately $12,500, partially offset by proceeds from sales and redemption of marketable securities of $700,000.

Cash Flows from Financing Activities

We have financed our operations primarily with proceeds from the private sale of debt and equity securities.

For the year ended December 31, 2009, cash provided by financing activities was $2,504,000, which reflected the aggregate proceeds of $3,474,000 from the issuance of convertible promissory notes (2009 Notes) and detachable warrants (see Note 2 of our Notes to Financial Statements) less $970,000 of cash deposits already received as of December 31, 2008.

For the year ended December 31, 2008, cash provided by financing activities was approximately $3,964,700, consisting of net proceeds from a convertible promissory note of approximately $2,994,700 issued to a related party (2008 Note) and subscription deposits of $970,000 for the 2009 Notes (see Note 2 of our Notes to Financial Statements).

The 2008 and 2009 Notes and related accrued interest are due and payable on July 1, 2011, or upon an event of default under the notes, including in the event we file for bankruptcy, unless converted pursuant to the terms of the notes.

In 2007, cash provided by financing activities of approximately $2,143,400 consisted of net proceeds from the issuance of an aggregate of 2,864,998 shares of our common stock.

On March 5, 2010, we issued convertible promissory notes in the aggregate principal amount of $2,900,000 with an interest rate of 8% per annum together with warrants to purchase an aggregate of 725,000 shares of our common stock at an exercise price of $0.80 per share (see Note 16 of our Notes to Financial Statements). Based on the current status of our operating and product commercialization development plans, we estimate that our existing cash and cash equivalents will be sufficient to fund our operations, continue with work towards our Rx product development and support the continued expansion of our consumer program through the next twelve months. We will need substantial additional capital in order to maintain the current level of operations beyond the next twelve months, continue commercialization of our technology and advance our pharmaceutical programs. Accordingly, we will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we would be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations and Commercial Commitments

We occupy approximately 5,300 square feet of leased space in Bothell, Washington for our corporate office and laboratory. In July 2009, we renewed our lease, which now has a term of five years and seven months beginning on December 1, 2009, provides for seven months of free rent at a monthly base rent equal to $6,210 and includes scheduled rent increases over the lease term. We account for free rent periods and scheduled rent increases on a straight-line basis over the term of the lease.

Rental expense including operating costs for the years ended December 31, 2009, 2008 and 2007 was $108,729, $106,892 and $108,521, respectively. The following table summarizes our minimum rental expenses and estimated commercial commitments as of December 31, 2009 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Periods
Contractual Obligations	2010	2011 to 2012	2013 to 2015	Total
Operating lease	$37,446	$156,203	$208,911	$402,560
Convertible notes payable and related accrued interest (1)	—	7,170,591	—	7,170,591

	$37,446	$7,326,794	$208,911	$7,573,151

(1)	Obligation reflects face value of outstanding notes payable and accrued interest up to December 31, 2009. Interest on the outstanding convertible notes is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011 or when called by the note holder upon an event of default. Assuming no principal prepayments on these notes and no conversion into equity before July 1, 2011, we would incur total interest of approximately $1,470,000 thereon.

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

In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements, which requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. Since the objective of ASU 2010-06 is to improve disclosures related to fair value measurements and, thus, increase the transparency in financial reporting, we do not expect the adoption of this ASU to have an impact on our financial statements.

Subsequent Events

2010 Financing

On March 5, 2010, we issued convertible promissory notes in the aggregate principal amount of $2,900,000 (2010 Notes) and five-year warrants to purchase an aggregate of 725,000 shares of our common stock at an exercise price of $0.80 per share. The 2010 Notes bear interest at the rate of 8% per annum and are due and payable on July 1, 2013 unless:

(i) converted automatically

(a) upon the consummation by us of an equity financing with proceeds to us of at least $7,500,000 (Equity Financing) whereupon the 2010 Notes shall be converted automatically into shares of our capital stock issued in the Equity Financing at a price equal to the lesser of the per share price of the securities issued and sold in the Equity Financing and $0.80, or

(b) upon the consummation of a sale of substantially all of our assets or a merger or consolidation in which our stockholders will hold, in the aggregate, less than 50% of the voting power of the combined entity whereupon the 2010 Notes shall be converted automatically into shares of our common stock at a price equal to the lesser of the per share price attributed to our common stock in connection with such transaction and $0.80;

(ii) converted voluntarily at and as of the maturity date into shares of our common stock at a price equal to $0.80;

(iii) we default under the terms of the 2010 Notes, the 2009 Notes or the 2008 Amended Note, which includes a bankruptcy filing, in which event the 2010 Notes shall become immediately due and payable.

Distribution Agreement

On March 3, 2010, we entered into an International Distribution Agreement (Distribution Agreement) with RubyDerm Bio Inc. (RubyDerm), pursuant to which RubyDerm was appointed as an exclusive distributor of certain of our proprietary skin care, wound care and anti-microbial products in certain cosmetic and medical industry markets in China, Japan and South Korea. The Distribution Agreement contains initial and annual minimum purchase requirements and expires on March 31, 2014 unless renewed for subsequent one-year terms upon mutual consent by both parties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Helix BioMedix, Inc.

We have audited the accompanying balance sheets of Helix BioMedix, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years for the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington

March 24, 2010

HELIX BIOMEDIX, INC.

BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,344,719	$984,844
Restricted cash — subscription deposits for the 2009 Note and Warrant Offering (Note 2)	—	970,000
Accounts receivable, net	55,685	50,467
Inventory	202,815	111,411
Prepaid expenses and other current assets	34,461	104,706

Total current assets	1,637,680	2,221,428
Deposits	8,522	8,522
Property and equipment, net	84,880	120,154
Intangible assets, net	281,838	353,603

Total assets	$2,012,920	$2,703,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$66,455	$71,824
Accrued compensation and benefits	29,697	101,734
Accrued expenses	46,502	61,563
Deferred rent, current	—	2,039
Other current liabilities — subscription deposits for the 2009 Note and Warrant Offering (Note 2)	—	970,000

Total current liabilities	142,654	1,207,160

Deferred rent, non-current	6,008	—
Convertible notes payable	1,319,532	—
Convertible notes payable, related party	5,016,860	3,000,000
Accrued interest on convertible notes payable	96,897	—
Accrued interest on convertible notes payable, related party	599,694	211,069

Total liabilities	7,181,645	4,418,229

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares issued and outstanding at December 31, 2009 and 2008	25,654	25,654
Additional paid-in capital	30,663,081	30,342,249
Accumulated deficit	(35,857,460)	(32,082,425)

Total stockholders’ deficit	(5,168,725)	(1,714,522)

Total liabilities and stockholders’ deficit	$2,012,920	$2,703,707

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Revenue:
Licensing and development fees	$149,196	$319,152	$193,381
Peptide and consumer product sales	221,876	201,450	206,160
Peptide sales, related party	—	—	64,400
Administrative services revenue, related party	20,196	42,275	—

Total revenue	391,268	562,877	463,941

Cost of revenue:
Cost of licensing and development fees	—	38,664	20,396
Cost of peptide and consumer product sales	176,720	174,607	118,096
Cost of administrative services revenue, related party	19,800	42,105	—

Total cost of revenue	196,520	255,376	138,492

Gross profit	194,748	307,501	325,449

Operating expenses:
Research and development	722,523	827,361	782,075
Marketing and business development	506,742	401,019	443,732
General and administrative	1,473,352	1,918,826	1,906,820
Accounting, legal and professional fees	579,443	570,719	537,176
Depreciation and amortization	130,596	133,754	174,225

Total operating expenses	3,412,656	3,851,679	3,844,028

Loss from operations	(3,217,908)	(3,544,178)	(3,518,579)

Other income (expense):
Interest income	9,649	60,836	84,575
Interest expense on convertible notes payable	(96,897)	—	—
Interest expense on convertible note payable, related party	(388,625)	(212,547)	—
Accretion of discount on convertible notes payable	(32,094)	—	—
Accretion of discount on convertible notes payable, related party	(49,160)	(831,426)	—
Change in value of derivative instruments, including related party	—	11,803	—
Unrealized loss on marketable securities	—	(30,000)	—
Realized gain on sales and redemptions of marketable securities	—	30,000	—

Other income (expense), net	(557,127)	(971,334)	84,575

Net loss	$(3,775,035)	$(4,515,512)	$(3,434,004)

Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.14)

Weighted average shares outstanding	25,653,512	25,653,512	25,139,745

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Total Comprehensive Loss
	Number of Shares	Amount
Balance at December 31, 2006	22,788,514	$22,788	$26,908,198	$(24,132,909)	$—	$2,798,077	$
Proceeds from 2007 private placement, net	2,864,998	2,866	2,140,492	—	—	2,143,358
Stock-based compensation	—	—	163,282	—	—	163,282
Net loss for the year	—	—	—	(3,434,004)	—	(3,434,004)		(3,434,004)

Balance at December 31, 2007	25,653,512	25,654	29,211,972	(27,566,913)	—	1,670,713		(3,434,004)
Stock-based compensation	—	—	314,928	—	—	314,928
Reclassification of warrants and options from equity to derivative liabilities	—	—	(1,255,317)	—	—	(1,255,317)
Extinguishment of convertible note payable, related party	—	—	733,317	—	—	733,317
Reclassification of warrants and options from derivative liabilities to equity	—	—	1,337,349	—	—	1,337,349
Unrealized gain on marketable securities	—	—	—	—	30,000	30,000		30,000
Reclassification of realized gain to income due to redemption of marketable securities	—	—	—	—	(30,000)	(30,000)		(30,000)
Net loss for the year	—	—	—	(4,515,512)	—	(4,515,512)		(4,515,512)

Balance at December 31, 2008	25,653,512	25,654	30,342,249	(32,082,425)	—	(1,714,522)		(4,515,512)
Stock-based compensation	—	—	101,970	—	—	101,970
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	—	218,862
Net loss for the year	—	—	—	(3,775,035)	—	(3,775,035)		(3,775,035)

Balance at December 31, 2009	25,653,512	$25,654	$30,663,081	$(35,857,460)	$—	$(5,168,725)		$(3,775,035)

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net loss	$(3,775,035)	$(4,515,512)	$(3,434,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,831	54,875	95,346
Amortization	71,765	78,879	78,880
Stock-based compensation expense	101,970	314,928	163,282
Interest expense on convertible notes payable	96,897	—	—
Interest expense on convertible notes payable, related party	388,625	212,547	—
Accretion of discount on convertible notes payable	32,094	—	—
Accretion of discount on convertible notes payable, related party	49,160	831,426	—
Change in valuation of derivative instruments, including related party	—	(11,803)	—
Unrealized loss on marketable securities	—	30,000	—
Realized gain on sales and redemption of marketable securities	—	(30,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,218)	33,448	(83,915)
Inventory	(91,404)	(46,132)	(65,279)
Prepaid expenses and other current assets	70,245	38,876	(50,732)
Deposits	—	—	(4,311)
Accounts payable	(5,369)	(23,247)	29,522
Accrued compensation and benefits	(72,037)	37,921	(44,790)
Other accrued liabilities	7,908	(17,872)	35,159
Deferred revenue	—	(130,000)	69,000

Net cash used in operating activities	(3,071,568)	(3,141,666)	(3,211,842)

Cash Flows from Investing Activities
Purchases of marketable securities	—	—	(1,300,000)
Proceeds from sales and redemptions of marketable securities	—	700,000	1,580,000
Restricted cash from convertible debt subscriptions	970,000	(970,000)	—
Purchase of property and equipment	(17,037)	(12,520)	(27,127)
Website development	(25,520)	(17,000)	—

Net cash provided by (used in) investing activities	927,443	(299,520)	252,873

Cash Flows from Financing Activities
Cash deposits for convertible debt subscription	—	970,000	—
Proceeds from issuance of convertible notes payable	404,000	—	—
Proceeds from issuance of convertible notes payable, related party	2,100,000	3,000,000	—
Financing costs related to convertible note payable, related party	—	(5,260)	—
Proceeds from issuance of common stock and warrants, net	—	—	2,143,358

Net cash provided by financing activities	2,504,000	3,964,740	2,143,358

Net increase (decrease) in cash and cash equivalents	359,875	523,554	(815,611)
Cash and cash equivalents at beginning of period	984,844	461,290	1,276,901

Cash and cash equivalents at end of period	$1,344,719	$984,844	$461,290

Supplemental cash flow information:
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$—	$—	$—

Non-cash investing and financing activities
Reclassification of warrants and options from equity to derivative liabilities	$—	$1,255,317	$—

Extinguishment of convertible note payable, related party	$—	$733,317	$—

Reclassification of warrants and options from derivative liabilities to equity	$—	$1,337,349	$—

Relative fair value of detachable warrants issued with convertible notes payable	$218,862	$—	$—

Website development costs recorded in accrued expenses	$—	$19,000	$—

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

From 1988 until early 2007, the Company operated primarily as a technology development company, generating a portfolio of intellectual property focused on identifying and developing synthetic bioactive peptides and, to a lesser extent, commercializing the extensive library of patented bioactive peptides the Company had developed. During 2007, the Company began generating consistent revenue through license agreements with skin care manufacturers and through collaborative development agreements. In the third quarter of 2007, the Company moved from the development stage to the commercialization stage. In late 2008, the Company launched its first proprietary branded skin care product line and began selling through distribution channels and directly to consumers in the United States.

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

In 2008 and 2009, the Company issued convertible promissory notes due July 1, 2011 in the aggregate principal amounts of $3,000,000 (2008 Note) and $3,474,000 (2009 Notes), respectively, and during the first quarter of 2010, the Company issued convertible promissory notes in the aggregate principal amount of $2,900,000 (2010 Notes) and warrants to purchase an aggregate of 725,000 shares of the Company’s common stock at an exercise price of $0.80 per share. The 2010 Notes bear interest at the rate of 8% per annum. All unpaid principal balance and accrued interest on the 2010 Notes are due on the earlier of July 1, 2013, or upon an event of default. (See Note 16 for a detailed discussion of the 2010 Notes.)

Based on the current status of the Company’s operating plans and product commercialization development, the Company estimates that its existing cash and cash equivalents, including cash raised through the issuance of the 2010 Notes, will be sufficient to fund its operations, continue with work towards its prescription (Rx) product development and support the continued expansion of its consumer program through the next twelve months. The Company will need substantial additional capital in order to maintain the current level of operations beyond the next twelve months, continue commercialization of its technology and advance its pharmaceutical programs. Accordingly, the Company will need to raise additional funding through available means, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, the Company may not be able to satisfy its existing obligations, including the repayment of the aggregate outstanding principal and accrued interest due on the 2008 Note and 2009 Notes by July 1, 2011 and the 2010 Notes by July 1, 2013, or would be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

Basis of Presentation and Preparation

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires the Company’s management to make estimates and

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. Significant items subject to such estimates and assumptions include, but are not limited to, the carrying amount of investments, property, plant and equipment, intangibles; valuation allowances for receivables, inventories, deferred income tax assets; and valuation of share-based compensation, notes payable and obligations related to derivative instruments. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consisted of demand deposits and money market funds and are stated at cost, which approximates fair value. The Company deposits its cash and cash equivalents with a high credit quality financial institution. The Company regularly maintains cash balances in excess of federally insured limits. To date, the Company has not experienced any losses on its cash and cash equivalents.

Restricted Cash

At December 31, 2008, the Company had a restricted cash balance of $970,000 which represented the aggregate subscription deposits toward the Company’s note and warrant offering at that time. In February 2009, upon the first closing of the note and warrant offering, the Company issued convertible promissory notes and detachable warrants to the subscribing investors and the restrictions on use of the deposits were released (see Note 2). The Company did not have any restricted cash at December 31, 2009.

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

Inventory

Inventory is stated at the lower of cost or market (as determined by the first-in, first-out method (FIFO)). Inventory consists of peptides purchased for resale and various products of the Company’s skin care products. Inventory write-downs, if any, are recorded for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of the Company’s products. The Company has not had any inventory write-downs for any period presented.

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

Website Development

In February 2009, the Company launched a new corporate website that reflects the Company’s expanded vision and branding. Also in 2009, the Company developed another website dedicated to the marketing and

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

selling of the Company’s proprietary branded skin care products. Certain costs related to website development are capitalized and amortized on a straight-line basis over the estimated useful lives of the websites, ranging from two to three years.

Intangible Assets

Acquired patents and costs for issued patents, consisting primarily of legal fees, are capitalized. Patents are amortized on the straight line basis over the useful life of the patents, generally thirteen years.

Licensing agreements and antimicrobial technology, which was purchased in conjunction with certain patents, has been capitalized at the basis of the debt issued for it. Licensing agreements and antimicrobial technology are amortized ratably over seventeen years. As of December 31, 2009, the Company’s antimicrobial technology was fully amortized.

Impairment of Long-Lived Assets

Long-lived assets including property and equipment and intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in the Company’s business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. No impairment of long-lived assets has been recognized in the accompanying financial statements.

Revenue Recognition

The Company derives its revenue from technology licenses, joint development agreements, sales of peptides and consumer products, and, until recently, administrative services provided to a related party. Revenue under technology licenses may include up-front payments and royalties from third-party product manufacturing and sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. The Company accounts for revenue recognition of its arrangements with multiple elements by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of fair value of the undelivered items; and (3) the arrangement includes a right of return relative to the delivered item(s) or delivery or performance of the undelivered item(s) that is probable and within the Company’s control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the Company allocates revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, the Company estimates the period based upon other factors contained within the agreement. The Company’s management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•

Development Fees. The Company records revenue associated with performance milestones as earned when it has completed the specific milestones as defined in the joint development agreements and there are no uncertainties or contingencies regarding collection of the related payment. Payments received for which the earnings process is not complete are recorded as deferred revenue.

•

Peptide and Consumer Product Sales. The Company recognizes revenue from sales of its peptides and skin care products when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

•

Administrative Services Revenue, Related Party. The Company’s administrative services revenue consists of fees received from DermaVentures, LLC (DermaVentures), a related party, for marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses incurred by the Company on DermaVentures’ behalf. Administrative services revenue was invoiced to DermaVentures at or near cost and was recorded as earned when services had been rendered, no obligations remained outstanding and collection was reasonably assured. Fees received from DermaVentures are reported as administrative services revenue, while related costs are included in cost of revenue in the statements of operations.

On September 18, 2009, the Company entered into an amendment to the DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement with DermaVentures and RMS Group, LLC pursuant to which the parties agreed, among other things, to terminate the Management Services Agreement dated effective as of April 18, 2007. As a result, the Company had no further management or administrative responsibilities related to DermaVentures from which the Company’s administrative services revenue was derived (see Note 12).

Revenues are recorded net of related sales taxes. Sales tax amounts collected from customers are included in accrued expenses.

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as revenue. Freight costs associated with shipping goods to customers are recorded as a cost of sales. Shipping and handling costs for all periods presented were immaterial.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2009 and 2008 were approximately $32,500 and $15,100, respectively. The Company did not incur advertising expenses for the year ended December 31, 2007.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. The Company measures deferred tax assets and liabilities based on the differences between the financial reporting and the tax bases of the

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to be recovered or settled. The Company records an allowance against deferred tax assets when it is more likely than not that such tax benefits will not be realized. Due to the uncertainty regarding the Company’s profitability, the future tax benefits of its losses have been fully reserved for and no net benefit has been recorded in the financial statements.

The Company applies a “more-likely-than-not” threshold for the recognition and derecognition of tax positions taken or expected to be taken in a tax return. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax laws, effectively sustained issues under audit and changes in facts or circumstances surrounding a tax position.

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

	Year Ended December 31,
	2009	2008
Weighted average outstanding options	3,325,726	3,069,484
Weighted average outstanding warrants	4,197,816	3,083,741

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, approximate fair values due to the short-term nature of these instruments. Estimated fair value of the outstanding convertible notes payable of approximately $5.3 million at December 31, 2009 is based on many judgments, including but not limited to term of maturity, interest rate, the Company’s financial condition and credit risk, and prevailing market economic conditions for similar debt instruments.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

there was the potential for an insufficient number of authorized shares available to settle these instruments, the Other Warrant Liabilities were revalued and any difference from the previous valuation date was recognized as a change in fair value in the Company’s statement of operations.

On June 27, 2008, the Company entered into an amendment to the convertible note payable (see Note 2) which effectively extinguished the original convertible note payable and related derivative instruments, including the potential contractual obligation to grant the associated warrant. The Company accounted for this modification as an extinguishment of the original convertible note payable and recorded the amended convertible note payable as new debt. Among other changes, the amended note limits the number of shares issuable under it. As a result, the Company is no longer required to account for the Other Warrant Liabilities as derivative liabilities. The June 27, 2008 fair value of the Other Warrant Liabilities was therefore reclassified to additional paid-in capital.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company measures stock-based compensation expense for employee awards at the grant date based on the fair value of the award and recognizes such expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense is recognized only for those options expected to vest.

The Company recognizes the fair value of stock options and warrants issued to non-employees over the applicable performance period.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include management’s estimated stock price volatility over the expected term of the awards, estimated employee stock option exercise behaviors, the risk-free interest rate, and expected dividends.

Comprehensive Income (Loss)

Companies are required to present comprehensive income (consisting primarily of net income items plus other equity changes and credits) and its components as part of the basic financial statements. Comprehensive income (loss) for 2009, 2008 and 2007 is set forth in the Statements of Stockholders’ Equity (Deficit).

Reclassifications

Reclassifications of prior years’ balances have been made to conform to the current format. Specifically, in the Statements of Operations, revenue from the sales of peptides and consumer products has been included in one line. Costs related to this revenue have also been reclassified into one line in the cost of revenue section. These reclassifications had no impact on the financial results in the periods presented.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements, which requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. Since the objective of ASU 2010-06 is to improve disclosures related to fair value measurements and, thus, increase the transparency in financial reporting, the Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations or cash flows.

Note 2.    Financing Events

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The conversion feature embedded in the 2008 Note could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the 2008 Note at February 14, 2008 to be $2,906,165, which represented the gross proceeds from the debt financing less the fair value of the 2008 Warrant, offset by the fair value of the put option held by the Company. The 2008 Note was being accreted from its carrying value of $2,906,165 at February 14, 2008 to its settlement amount of $3,750,000 at June 29, 2008, the first possible settlement date, through the statement of operations using the effective interest method. As of June 27, 2008, an aggregate expense of $831,426 was recorded as accretion of discount on convertible note payable, related party, thereby increasing the carrying value of the 2008 Note to $3,737,591.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Interest expense related to the 2008 Amended Note (based on the stated rate of 8%) for the years ended December 31, 2009 and 2008 was $240,000 and $212,547, respectively.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company determined the relative fair value of the 2009 Warrants to be $218,862 and recorded this amount as a discount to the 2009 Notes, with a corresponding credit to additional paid-in capital.

The 2009 Notes are being accreted from their carrying value of $3,255,138 at the issuance dates to their settlement amount of $3,474,000 at July 1, 2011, through the Statement of Operations using the effective interest method. For the year ended December 31, 2009, the Company recorded a total of $81,254 as accretion of discount on the 2009 Notes, thereby increasing the carrying value of the 2009 Notes to $3,336,392 as of December 31, 2009. Financing costs associated with the issuance of the 2009 Notes and 2009 Warrants were not material and therefore were expensed as incurred.

For the year ended December 31, 2009, the aggregate interest expense related to the 2009 Notes (based on the stated rate of 8%) was $245,522. The effective interest rate related to the 2009 Notes for the period from the issuance dates through December 31, 2009, including accretion of discount, was 10.6%.

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

Participants in the 2009 Note and Warrant Offering included two related parties: 1) a member of the Company’s Board of Directors who purchased a convertible note in the principal amount of $100,000 and received a warrant to purchase up to 25,000 shares of the Company’s common stock and 2) Cardinal Court LLC which purchased a convertible note in the principal amount of $2,000,000 and received a warrant to purchase up to 500,000 shares of the Company’s common stock. The Vice President and Treasurer of Cardinal Court LLC is Frank T. Nickell, who is also the President and a director of RBFSC.

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

Up until early February 2008, the ARS market was fairly liquid and therefore the Company determined that the carrying value of its ARS approximated fair value. During February 2008, ARS increasingly failed at auction due to sell orders exceeding buy orders. At March 31, 2008, the Company estimated the fair value of its then remaining $200,000 of ARS to be $170,000, a decline of $30,000 from par value. The Company considered this decline in fair value as other than temporary and, accordingly, recorded an unrealized loss on marketable securities of $30,000 in other non-operating expense in the first quarter of 2008. During the second half of 2008, all the Company’s remaining ARS were sold or redeemed at par, resulting in a realized gain of $30,000. The Company invested the proceeds from these sales and redemption of ARS in cash equivalents. The Company did not hold any marketable securities at December 31, 2008 or at any time during the year ended December 31, 2009.

Note 4.    Fair Value of Financial Instruments

The inputs used to measure fair value are summarized in the three broad levels listed below:

•	Level 1 — Quoted prices in active markets for identical securities;

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities); and

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining fair value of investments).

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. During 2008, the Company’s management measured the fair value of its ARS using level 3 inputs and estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value at that time. These assumptions included credit quality, estimates on the probability of the issue being called prior to final maturity and the liquidity of the securities. The Company did not hold any marketable securities at December 31, 2008 or at any time during 2009.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at December 31, 2009 and 2008. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at December 31, 2009 and 2008 because of the short-term nature of these instruments. As there is no established market for the Company’s convertible notes, the Company estimated the fair value of its convertible notes payable, including related party, using market-based parameters for the various components of the convertible notes. The fair value of the accrued interest on convertible notes payable, including related party, was estimated as the present value of expected future payments, discounted by an interest rate commensurate with the risk-free interest rate for an equivalent maturity term.

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Convertible notes payable	$1,319,532	$1,116,240	$—	$—
Convertible notes payable, related party	5,016,860	4,143,250	3,000,000	3,168,500
Accrued interest on convertible notes payable	96,897	95,746	—	—
Accrued interest on convertible notes payable, related party	599,694	592,569	211,069	206,496

Total	$7,032,983	$5,947,805	$3,211,069	$3,374,996

Note 5.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008
Machinery and equipment	$564,504	$548,535
Website development costs	42,520	36,000
Furniture and fixtures	55,614	54,546
Leasehold improvements	43,993	43,993

	706,631	683,074
Less accumulated depreciation	(621,751)	(562,920)

Property and equipment, net	$84,880	$120,154

Aggregate depreciation expense for property and equipment was $58,831, $54,875 and $95,346 for 2009, 2008 and 2007, respectively.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.    Identifiable Intangible Assets

Identifiable intangible assets, subject to amortization, were as follows:

		December 31, 2009			December 31, 2008
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Antimicrobial technology	17	$222,187	$(222,187)	$—	$222,187	$(218,193)	$3,994
Licensing agreements	17	61,391	(28,760)	32,631	61,391	(25,165)	36,226
Patents pending and approved	13	834,301	(585,094)	249,207	834,301	(520,918)	313,383

Total		$1,117,879	$(836,041)	$281,838	$1,117,879	$(764,276)	$353,603

Amortization expense related to identifiable intangible assets was $71,765, $78,879 and $78,880 for 2009, 2008 and 2007, respectively. Scheduled amortization charges from identifiable intangible assets as of December 31, 2009 are as follows:

Year	Licensing Agreements	Patents pending and approved	Total
2010	$3,595	$64,175	$67,770
2011	3,595	64,175	67,770
2012	3,595	64,175	67,770
2013	3,595	37,814	41,409
2014	3,595	5,054	8,649
Thereafter	$14,656	$13,814	$28,470

Note 7.    Stockholders’ Equity

Preferred Stock

The Company’s board of directors (the Board) may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the Board may deem advisable. As of December 31, 2009, no preferred series shares had been designated by the Board.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Stock Purchase Warrants

Information concerning outstanding common stock purchase warrants is set forth below:

	December 31,
	2009			2008
	Number	Price range	Weighted Average	Number	Price range	Weighted Average
Warrants issued to employees and non-employees for services	1,707,419	$0.25 – $6.00	$1.56	1,719,919	$0.25 – $6.00	$1.54
Remaining warrants issued in connection with 2001 convertible debt financing	308,000	$1.00	$1.00	308,000	$1.00	$1.00
Remaining warrants issued in connection with 2002 and 2003 equity financings	258,600	$1.00	$1.00	258,600	$1.00	$1.00
Remaining warrants issued in connection with 2004 equity financing	—	$—	$—	29,225	$2.00	$2.00
Warrants issued in connection with 2005 equity financing	125,000	$1.50	$1.50	125,000	$1.50	$1.50
Warrants issued in connection with 2006 equity financing	259,800	$1.00	$1.00	259,800	$1.00	$1.00
Warrants issued in connection with 2008 debt financing	750,000	$1.00	$1.00	750,000	$1.00	$1.00
Warrants issued in connection with 2009 debt financing	868,500	$1.00	$1.00	—	$—	$—

Total outstanding warrants	4,277,319	$0.25 – $6.00	$1.24	3,450,544	$0.25 – $6.00	$1.30

During the year ended December 31, 2009, warrants to purchase 41,725 shares of the Company’s common stock expired and were therefore cancelled.

Reclassification of Warrants and Non-Employee Stock Options

The Company’s convertible note payable issued on February 14, 2008, as discussed in Note 2, included a conversion feature and issuable warrant which created the potential for the Company to have an insufficient number of authorized common shares available to settle these instruments. As a result, the Company was required to reclassify, at fair value on February 14, 2008, all of its then outstanding warrants and non-employee options from equity to derivative liabilities at fair value. The Company estimated the fair value of those outstanding warrants and non-employee options to be $1,255,317, $1,011,103 and $781,677 at February 14, 2008, March 31, 2008 and June 27, 2008, respectively.

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

Stock Offerings

In March 2007, the Company closed a private equity financing and received net proceeds of approximately $2,143,400 in exchange for 2,864,998 shares of the Company’s common stock.

Note 8.    Stock-Based Compensation

The Helix BioMedix 2000 Stock Option Plan (the 2000 Plan), approved by the Company’s stockholders in 2000, is administered by non-employee directors who are authorized to grant stock options to the Company’s employees, consultants, and directors. Stock options are granted at exercise prices equal to the closing market value of the Company’s common stock on the grant date. Stock options granted to employees are typically incentive stock options, as defined and governed by Section 422 of the Internal Revenue Code, and generally vest over a three-year period with 1/3 of the shares vesting after a year from the date of grant and 1/36 of the shares vesting monthly thereafter. Options granted to non-employee directors are nonqualified stock options with a vesting period ranging from immediately upon grant to quarterly over one year. All options granted to employees and non-employee directors expire 10 years from the grant date.

The Company granted 240,500, 510,000 and 445,000 stock options during the years ended December 31, 2009, 2008 and 2007, respectively. The 2008 option grants included an option to a consultant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.57 per share. This option vested over 11 months beginning in October 2008 and has a five-year life. The 2007 option grants included an option granted to an employee to purchase up to 100,000 shares of the Company’s common stock, the vesting of which was

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

subject to the Company’s success in achieving certain revenue targets in 2008. The Company did not achieve these revenue targets in 2008 and, as a result, the 100,000 performance options were cancelled at December 31, 2008 and no related stock-based compensation expense was recognized.

The per share weighted-average fair value of stock options granted during 2009, 2008 and 2007 was $0.32, $0.45 and $0.49, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2009	2008	2007
Risk-free interest rate	1.89 – 2.78%	1.55 – 2.89%	3.76 – 4.58%
Expected dividend yield	0	0	0
Expected term in years	5.5 – 6.0	5.0 – 6.0	5.5 – 6.25
Expected volatility	101 – 105%	100 – 102%	100%

The risk free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the years ended December 31, 2009, 2008 and 2007, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

In connection with the departure of the Company’s Chief Operating Officer in October 2007, 166,666 unvested stock options were forfeited. The effect of this forfeiture on the stock-based compensation expense for 2007 was not material.

The amount of stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 related to stock options was approximately $102,000, $314,900 and $163,300, respectively. In June 2008, in connection with the departure of the Company’s Vice President and Chief Financial Officer, the Company modified the terms of his options to extend the period during which he may exercise his vested options from 90 days to three years, resulting in a stock-based compensation expense of approximately $60,100 for 2008. Stock-based compensation for 2008 also included approximately $121,800 related to options granted to two officers and $20,800 related to an option grant to a consultant. As of December 31, 2009, the total unrecognized stock-based compensation related to non-vested stock options was approximately $59,000, which is expected to be recognized over a weighted-average period of approximately 1.8 years. A summary of the Company’s stock-based compensation expense for 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Research and development	$1,533	$50,297	$7,442
Marketing and business development	22,011	20,352	50,190
General and administrative	78,426	244,279	105,650

Total stock-based compensation	$101,970	$314,928	$163,282

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,918,944	$1.29
Granted	445,000	$0.61
Exercised	—	$—
Forfeited	(177,916)	$0.75
Expired	(207,500)	1.21

Outstanding, December 31, 2007	2,978,528	$1.22
Granted	510,000	$0.62
Exercised	—	—
Forfeited	(100,000)	$0.50
Expired	(83,334)	$0.75

Outstanding, December 31, 2008	3,305,194	$1.17
Granted	240,500	$0.40
Exercised	—	$—
Forfeited	—	$—
Expired	(434,444)	$1.61

Outstanding, December 31, 2009	3,111,250	$1.04	4.66	$4,500

Exercisable, December 31, 2009	2,897,693	$1.09	4.34	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.34 per share on December 31, 2009, which would have been received by the optionees had all of the options with exercise prices less than $0.34 per share been exercised on that date.

As of December 31, 2009, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 2,243,750 shares remained available for grants. Additional information regarding options outstanding as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.25 - $0.57	780,500	8.18	$0.50	578,054	$0.54
$0.70 - $0.85	485,500	6.17	$0.77	474,389	$0.77
$1.00 - $1.00	799,000	3.12	$1.00	799,000	$1.00
$1.20 - $1.94	1,046,250	2.52	$1.61	1,046,250	$1.61

$0.25 - $1.94	3,111,250	4.66	$1.04	2,897,693	$1.09

Note 9.    Employee Savings Plan

The Company offers a 401(k) plan to all of its employees. Company matching contributions are determined in accordance with the provisions of the Company’s contribution plan. During the years ended December 31, 2009, 2008 and 2007, employer-matching cash contributions totaled $32,194, $36,402 and $36,042, respectively.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.    Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of December 31, 2009, the Company maintained approximately $1,244,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash.

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Customer A	71%	44%	48%
Customer B	10	16	17
Customer C	—	—	14
Customer D	*	23	11

*	Sales less than 10%

Note 11.    Income Taxes

Significant components of the Company’s gross deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$9,537,100	$8,528,900
Stock compensation	518,700	561,300
Accrued expenses	4,000	9,400
Fixed and intangible assets	40,600	32,600
Debt discount	61,200	—

Gross deferred tax assets	10,161,600	9,132,200
Less valuation allowance	(10,161,600)	(9,132,200)

Net deferred tax assets	—	—
Deferred tax liabilities	—	—

Net deferred tax assets/liabilities	$—	$—

The Company has unrecognized research and development tax credits totaling approximately $82,000 and $84,000 as of December 31, 2009 and 2008, respectively, as these deferred tax assets did not meet the more-likely-then-not recognition threshold. The change in unrecognized tax benefits during 2009 and 2008 was due to unrecognized research and development tax credits expiring unutilized. During 2009, 2008 and 2007, there was no interest or penalty recognized.

Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2009 and 2008, a full valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $1,029,400, $1,385,100 and $1,045,400 during the years ended December 31, 2009, 2008 and 2007, respectively. The increases in the

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

deferred tax assets in 2009, 2008 and 2007 were primarily the result of increasing net operating loss carryforwards during the year.

At December 31, 2009, the Company had federal net operating loss carryforwards of approximately $28,050,000 for income tax reporting purposes, which expire from 2010 to 2029. The Company’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

The Company files a Federal income tax return in the U.S. All of the Company’s tax returns for years with unexpired net operating loss carryforwards may be subject to examination in the event that the Company utilizes the net operating losses from those years in its future tax returns.

Note 12.    Other Related Party Transactions

Effective as of April 18, 2007, the Company entered into a License Agreement (the License Agreement) with DermaVentures, LLC, an Illinois limited liability company, in which the Company owned a 25% membership interest pursuant to the Operating Agreement of DermaVentures, LLC dated as of January 31, 2007 (the Operating Agreement). Pursuant to the License Agreement, the Company granted to DermaVentures a non-exclusive license to formulate certain of the Company’s proprietary peptides into cosmetics and over-the-counter personal care products and to market and sell those products in North and Central America. The initial term of the License Agreement was five years. In consideration for the license, DermaVentures agreed to pay the Company royalties on its sales of products containing the Company’s proprietary peptides as set forth in the License Agreement.

In addition, effective as of April 18, 2007, the Company entered into a Management Services Agreement (the Services Agreement) with DermaVentures and RMS, a member and the sole manager of DermaVentures. Pursuant to the Services Agreement, the Company agreed to provide certain management services to DermaVentures in exchange for a management fee of $400,000 payable as a cash flow distribution to the Company in connection with its ownership interest in DermaVentures after $1,200,000 in cash flow is distributed to RMS.

The Company’s membership interest in DermaVentures was accounted for using the equity method because the Company was not the primary beneficiary. The Company contributed no capital to DermaVentures. There were no earnings recognized by the Company in 2009, 2008 and 2007 related to its membership interest in DermaVentures because DermaVentures incurred a net loss and the Company was not required to fund DermaVentures’ losses. The carrying value of the Company’s membership interest in DermaVentures was zero at inception and at September 18, 2009 and December 31, 2008 and 2007. The Company’s exposure to loss as a result of its involvement with DermaVentures was limited to the cost of the services the Company was required to provide under the Services Agreement.

On September 18, 2009, the Company entered into an amendment to the Operating Agreement, License Agreement and Services Agreement pursuant to which the Company agreed to:

1)	relinquish its ownership interest in DermaVentures and withdraw as a party to the Operating Agreement, provided that the Company will continue to be entitled to receive its management fee in the aggregate amount of $400,000, together with tax distributions with respect thereto, and will be entitled to receive 10% of the gross proceeds of any sale of DermaVentures or its assets in a bona fide arms’ length transaction, subject to certain adjustments, and in the event that DermaVentures sells or licenses its product line(s) in a bona fide arms’ length transaction, will be entitled to receive 10-25% of the gross proceeds thereof as mutually agreed upon by the Company and DermaVentures in good faith, subject to certain adjustments;

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2)	mutually terminate the Services Agreement effective as of September 21, 2009, after which the Company had no further management or administrative responsibilities or obligations related to DermaVentures or its business; and

3)	amend the License Agreement such that (a) until the earlier of the expiration of DermaVentures’ existing inventory of the Company’s HB64 peptide and September 30, 2009, the Company was entitled to receive royalty payments equal to 10% of DermaVentures’ gross revenues, subject to certain adjustments, and thereafter DermaVentures could purchase additional quantities of HB64 from the Company at market prices, terms and conditions; (b) through September 30, 2009, DermaVentures could require that the Company purchase DermaVentures’ remaining inventory of certain peptides; and (c) the License Agreement be mutually terminated as of September 30, 2009.

In accordance with the terms of this amendment, the Company purchased DermaVentures’ remaining peptide inventory on September 29, 2009.

The Company did not sell any peptides to DermaVentures during the years ended December 31, 2009 and 2008. For the year ended December 31, 2007, the Company sold $64,400 of peptides to DermaVentures. The peptides sold to DermaVentures in 2007 had zero cost as this inventory was written down to its estimated net realizable value in the second quarter of 2006.

For the years ended December 31, 2009 and 2008, the Company received approximately $20,200 and $42,300, respectively, of administrative services revenue from DermaVentures for marketing services associated with DermaVentures’ product line and other out-of-pocket expenses the Company incurred on DermaVentures’ behalf. Administrative services revenue was invoiced to DermaVentures at or near cost and therefore has no material effect on the Company’s net loss. For the year ended December 31, 2007, administrative services revenue and associated costs were not material.

Note 13.    Commitments and Contingencies

Leases

In July 2009, the Company renewed the operating lease for its office and laboratory space in Bothell, Washington. The renewed lease, which has a term of five years and seven months beginning on December 1, 2009, provides for seven months of free rent at a monthly base rent equal to $6,210 and includes scheduled rent increases over the lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the term of the lease. Rent expense including operating costs for the years ended December 31, 2009, 2008 and 2007 was $108,729, $106,892 and $108,521, respectively. The future minimum payment under the existing lease from January 2010 through June 2015 is approximately $403,000.

Note 14.    License Agreements

The Company entered into a License Agreement (the UBC License) with the University of British Columbia (UBC) commencing October 1, 2001, (the Commencement Date), whereby UBC granted to the Company an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The UBC License terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the UBC License, unless terminated earlier in accordance with the terms of the UBC License. The Technology is comprised primarily of three broad patents for antimicrobial peptides and related methods of use. The UBC License extends to the Company’s affiliates. Pursuant to the terms of the UBC License, the Company issued to UBC or its assigns 97,500 shares of the Company’s common stock and options to purchase up to 152,500 shares of the Company’s common stock at $1.50 per share. The options have a term of ten years and were fully vested upon grant. Additionally, the Company agreed to pay UBC a

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

royalty of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company is also required to pay UBC minimum annual royalties and to reimburse UBC for all further costs incurred with respect to the licensed patents, including maintenance fees. The Company paid UBC $44,574, $48,310 and $50,472 in 2009, 2008 and 2007, respectively, for minimum royalties and reimbursements for patent-related expenses.

On August 16, 2007, the Company entered into a License Agreement (the Goldschmidt Agreement) with Goldschmidt GmbH, a wholly owned subsidiary of Evonik GmbH. Pursuant to the Goldschmidt Agreement, the Company granted to Goldschmidt an exclusive license under certain Company patent applications and related rights and technology to, among other things, make and sell formulations for use as ingredients in final products in the cosmetic and non-prescription-drug fields of use. The term of the Goldschmidt Agreement extends until the expiration of the last-to-expire patent issued under the licensed patent rights, subject to certain termination rights of each party. In consideration for the license, Goldschmidt agreed to make specified upfront payments (subject to certain conditions) and to pay specified royalties on its sales of formulations under the Goldschmidt Agreement. In 2007, the Company recorded deferred revenue of $130,000 related to upfront payments under the Goldschmidt Agreement. This amount was recognized as revenue in 2008 when the related obligations were satisfied. The Company began earning royalty under the Goldschmidt Agreement in 2009, which was included in licensing and development fees in the Statement of Operations.

On September 12, 2007, the Company entered into a First Amended and Restated License Agreement (the Grant Amended Agreement) with Grant Industries, Inc., which amends and restates the Non-Exclusive License Agreement between the parties dated December 12, 2006. Among other things, the amendments included in the Grant Amended Agreement render the license thereunder to a certain Company peptide exclusive, add an additional Company peptide to the scope of the license grant thereunder, also on an exclusive basis, and expand the scope of the licensed territory to include certain countries in Asia. Effective as of December 10, 2008, the Company entered into a First Amendment to the Grant Amended Agreement, which among other things, added four additional Company proprietary peptides to the scope of the license grant under the Grant Amended Agreement on an exclusive basis (subject to certain limitations) and extended the initial term of the Grant Amended Agreement from December 31, 2009 to December 31, 2011.

On August 27, 2008, the Company entered into a License Agreement with Rodan & Fields, LLC (“R+F”) which was subsequently amended as of February 25, 2009 (the R+F Agreement). Pursuant to the R+F Agreement, the Company granted to R+F a non-exclusive worldwide license to incorporate the Company’s protease inhibition technology with the Company’s certain peptides into products developed and marketed by R+F. In consideration for the license, R+F agreed to initiate a study validating the benefits of the Company’s protease inhibition technology and to pay a royalty fee from sales of products containing the Company’s technology. The initial term of the R+F Agreement is three years and may be renewed for successive one-year terms thereafter. The Company began earning royalty under the R+F Agreement in the fourth quarter of 2009, which was included in licensing and development fees in the Statement of Operations.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15.    Condensed Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net revenue	$87,251	$138,487	$97,846	$67,684	$240,370	$87,245	$156,539	$78,723
Gross profit	38,919	45,438	45,095	65,296	132,205	59,388	57,898	58,010
Operating expenses	856,452	919,876	825,137	811,191	939,097	1,068,332	807,109	1,037,141
Loss from operations	(817,533)	(874,438)	(780,042)	(745,895)	(806,892)	(1,008,944)	(749,211)	(979,131)
Other expense, net	(102,210)	(148,958)	(152,803)	(153,156)	(468,106)	(439,351)	(18,503)	(45,374)

Net loss	$(919,743)	$(1,023,396)	$(932,845)	$(899,051)	$(1,274,998)	$(1,448,295)	$(767,714)	$(1,024,505)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.05)	$(0.06)	$(0.03)	$(0.04)

Weighted average shares outstanding	25,653,512	25,653,512	25,653,512	25,653,512	25,653,512	25,653,512	25,653,512	25,653,512

Note 16.    Subsequent Events

2010 Financing

On March 5, 2010, the Company issued convertible promissory notes in an aggregate principal amount of $2,900,000 (2010 Notes) and five-year warrants to purchase an aggregate of 725,000 shares of the Company’s common stock at an exercise price of $0.80 per share. The 2010 Notes bear interest at the rate of 8% per annum and are due and payable on July 1, 2013 unless:

(i) converted automatically

(a) upon the consummation by the Company of an equity financing with proceeds to the Company of at least $7,500,000 (Equity Financing) whereupon the 2010 Notes shall be converted automatically into shares of the Company’s capital stock issued in the Equity Financing at a price equal to the lesser of the per share price of the securities issued and sold in the Equity Financing and $0.80, or

(b) upon the consummation of a sale of substantially all of the Company’s assets or a merger or consolidation of the Company in which the Company’s stockholders will hold, in the aggregate, less than 50% of the voting power of the combined entity whereupon the 2010 Notes shall be converted automatically into shares of the Company’s common stock at a price equal to the lesser of the per share price attributed to the Company’s common stock in connection with such transaction and $0.80;

(ii) converted voluntarily at and as of the maturity date into shares of the Company’s common stock at a price equal to $0.80;

(iii) the Company defaults under the terms of the 2010 Notes, the 2009 Notes or the 2008 Amended Note, which includes a bankruptcy filing, in which event the 2010 Notes shall become immediately due and payable.

Distribution Agreement

On March 3, 2010, the Company entered into an International Distribution Agreement (Distribution Agreement) with RubyDerm Bio Inc. (RubyDerm), pursuant to which RubyDerm was appointed as an exclusive distributor of certain of the Company’s proprietary skin care, wound care and anti-microbial products in certain cosmetic and medical industry markets in China, Japan and South Korea. The Distribution Agreement contains initial and annual minimum purchase requirements and expires on March 31, 2014 unless renewed for subsequent one-year terms upon mutual consent by both parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated by reference to the section captioned “Proposal No. 1 — Election of Directors” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

The remaining information required by this item is set forth in Part I of this report under Item 1, “Business — Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement for our 2010 Annual Meeting of Stockholders.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,111,250	$1.04	2,243,750
Equity compensation plans not approved by security holders(1)	4,277,319	$1.24	—

Total	7,388,569	$1.16	2,243,750

(1)	Consists of warrants to purchase common stock issued to certain employees and consultants in connection with services rendered and to certain shareholders in connection with financing activities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Proposal No. 2 — Ratify Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2010 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	Financial Statements and Schedules. The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed thereunder. Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b).	Exhibits.

	Exhibit Description	Incorporated by Reference
Exhibit Number		Filed Herewith	Form	Period Ending	Exhibit		Filing Date
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2		4/16/01

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1		4/30/03

3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A		5/18/01

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3		4/30/03

3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B		5/18/01

4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27		3/26/04

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28		3/26/04

10.1†	Helix BioMedix, Inc. Amended and Restated 2000 Stock Option Plan		10-KSB/A	12/31/02	10.5		4/30/03

10.1(a)†	Form of Helix BioMedix, Inc. Stock Option Agreement for Purchase of Stock		10-KSB/A	12/31/02	Annex A to 10.5		4/30/03

10.2†	Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and R. Stephen Beatty		10-KSB	12/31/03	10.9		3/26/04

10.2(a)†	Amendment to Employment Agreement dated December 10, 2003 between the Company and R. Stephen Beatty		10-KSB	12/31/03	10.13		3/26/04

10.2(b)†	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and R. Stephen Beatty		10-QSB	9/30/06	10.9	(a)	11/9/06

10.2(c)†	Third Amendment to Employment Agreement dated effective as of June 15, 2007 between the Company and R. Stephen Beatty		10-QSB	9/30/07	10.9	(b)	11/8/07

	Exhibit Description	Incorporated by Reference
Exhibit Number		Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.3†	Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and Timothy Falla		10-KSB	12/31/03	10.8	3/26/04

10.3(a)†	Amendment to Employment Agreement dated December 10, 2003 between the Company and Timothy Falla		10-KSB	12/31/03	10.12	3/26/04

10.3(b)†	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and Timothy Falla		10-QSB	9/30/06	10.8(a)	11/9/06

10.3(c)†	Third Amendment to Employment Agreement dated effective as of June 15, 2007 between the Company and Timothy Falla		10-QSB	9/30/07	10.8(b)	11/8/07

10.4†	Employment Letter Agreement dated October 8, 2007 between the Company and Robin L. Carmichael		10-QSB	9/30/07	10.28	11/8/07

10.4(a)†	First Amendment to Employment Letter Agreement dated effective as of November 15, 2007 between the Company and Robin L. Carmichael		10-K	12/31/07	10.5(a)	3/21/08

10.4(b)†	Second Amendment to Employment Letter Agreement dated effective as of June 30, 2008 between the Company and Robin L. Carmichael		10-Q	6/30/08	10.5(b)	7/30/08

10.5	Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001		10-KSB	12/31/01	10.11	4/1/02

10.5(a)	First Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated December 6, 2005		10-KSB	12/31/05	10.17(a)	3/27/06

10.5(b)	Second Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated October 4, 2006		10-KSB	12/31/06	10.17(b)	3/26/07

10.5(c)	Third Amendment to Lease entered into on July 29, 2009 between the Company and Teachers Insurance and Annuity Association of America, Inc.		10-Q	9/30/09	10.10(c)	11/5/09

10.6	University of British Columbia License Agreement dated October 1, 2001		10-KSB	12/31/01	10.5	4/1/02

	Exhibit Description	Incorporated by Reference
Exhibit Number		Filed Herewith	Form	Period Ending	Exhibit		Filing Date
10.7*	First Amended and Restated License Agreement dated September 12, 2007 between the Company and Grant Industries, Inc.		10-QSB	9/30/07	10.24(a)		11/8/07

10.7(a)*	First Amendment to First Amended and Restated License Agreement dated effective as of December 10, 2008 between the Company and Grant Industries, Inc.		10-K	12/31/08	10.12	(b)	3/26/09

10.8*	License Agreement dated effective as of April 18, 2007 between the Company and DermaVentures, LLC		10-QSB	3/31/07	10.25		5/10/07

10.9	Management Services Agreement dated effective as of April 18, 2007 between the Company, DermaVentures, LLC and RMS Group, LLC		10-QSB	3/31/07	10.26		5/10/07

10.10	Amendment to DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement dated September 18, 2009 among the Company, DermaVentures, LLC and RMS Group, LLC		10-Q	9/30/09	10.20		11/5/09

10.11*	License Agreement dated August 16, 2007 between the Company and Goldschmidt GmbH		10-QSB	9/30/07	10.27		11/8/07

10.12*	License Agreement dated August 27, 2008 between the Company and Rodan & Fields, LLC		10-Q	9/30/08	10.18		11/5/08

10.12(a)	First Amendment to License Agreement dated February 25, 2009 between the Company and Rodan & Fields, LLC		10-Q	3/31/09	10.18	(a)	5/7/09

10.13*	Manufacturing and Supply Agreement dated as of January 9, 2008 between the Company and Peptisyntha, Inc.		10-Q	3/31/08	10.16		5/15/08

10.14	Convertible Note and Warrant Purchase Agreement dated as of February 14, 2008 between the Company and RBFSC, Inc.		10-Q	3/31/08	10.17	(a)	5/15/08

10.14(a)	Convertible Promissory Note dated as of February 14, 2008 between the Company and RBFSC, Inc.		10-Q	3/31/08	10.17	(b)	5/15/08

10.14(b)	First Amendment to Note and Warrant Purchase Agreement and Convertible Promissory Note dated as of June 27, 2008 between the Company and RBFSC, Inc.		10-Q	6/30/08	10.17	(c)	7/30/08

	Exhibit Description	Incorporated by Reference
Exhibit Number		Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.15	Form of Convertible Note and Warrant Purchase Agreement between the Company and the other parties thereto		10-Q	3/31/09	10.19	5/7/09

23.1	Consent of KPMG	X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

†	Indicates a management contract or compensatory plan or arrangement.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly-filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: March 24, 2010

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

Signature	Title	Date

/s/ R. STEPHEN BEATTY	President, Chief Executive Officer,	March 24, 2010
R. Stephen Beatty	Acting Chief Financial Officer and Director

/s/ RANDALL L-W. CAUDILL, PH.D.	Director	March 24, 2010
Randall L-W. Caudill, Ph.D.

/s/ JOHN F. CLIFFORD	Director	March 24, 2010
John F. Clifford

/s/ RICHARD M. COHEN	Director	March 24, 2010
Richard M. Cohen

/s/ JOHN C. FIDDES, PH.D.	Director	March 24, 2010
John C. Fiddes, Ph.D.

/s/ JEFFREY A. MILLER, PH.D.	Director	March 24, 2010
Jeffrey A. Miller, Ph.D.

/s/ DAVID O’CONNOR	Director	March 24, 2010
David O’Connor

/s/ BARRY L. SEIDMAN	Director	March 24, 2010
Barry L. Seidman

/s/ DANIEL O. WILDS	Director	March 24, 2010
Daniel O. Wilds

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of the registrant. The registrant’s annual report and proxy soliciting material will be furnished to security holders in connection with the registrant’s 2010 annual meeting of stockholders, and such material will be furnished to the Securities and Exchange Commission when it is sent to security holders.