Form 10-Q
period 2010-03-31
HELIX BIOMEDIX INC
filed 2010-05-06
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,593,044	$1,344,719
Accounts receivable, net	52,034	55,685
Inventory	200,576	202,815
Prepaid expenses and other current assets	65,743	34,461

Total current assets	3,911,397	1,637,680
Deposits	8,522	8,522
Property and equipment, net	73,953	84,880
Intangible assets, net	264,896	281,838

Total assets	$4,258,768	$2,012,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$63,594	$66,455
Accrued compensation and benefits	45,891	29,697
Accrued expenses	70,035	46,502
Deferred revenue	22,525	—

Total current liabilities	202,045	142,654
Deferred rent, non-current	24,033	6,008
Convertible notes payable	1,573,129	1,319,532
Convertible notes payable, related party	7,623,510	5,016,860
Accrued interest on convertible notes payable	125,425	96,897
Accrued interest on convertible notes payable, related party	715,398	599,694

Total liabilities	10,263,540	7,181,645
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at March 31, 2010, and December 31, 2009	25,654	25,654
Additional paid-in capital	30,754,083	30,663,081
Accumulated deficit	(36,784,509)	(35,857,460)

Total stockholders’ deficit	(6,004,772)	(5,168,725)

Total liabilities and stockholders’ deficit	$4,258,768	$2,012,920

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue:
Licensing and development fees	$36,558	$34,777
Peptide and consumer product sales	33,160	42,529
Administrative services revenue, related party	—	9,945

Total revenue	69,718	87,251

Cost of revenue:
Cost of peptide and consumer product sales	24,489	38,582
Cost of administrative service revenue, related party	—	9,750

Total cost of revenue	24,489	48,332

Gross profit	45,229	38,919
Operating expenses:
Research and development	167,672	160,414
Marketing and business development	126,238	115,973
General and administrative	359,745	361,868
Accounting, legal and professional fees	121,607	184,725
Depreciation and amortization	29,082	33,472

Total operating expenses	804,344	856,452

Loss from operations	(759,115)	(817,533)

Other income (expense):
Interest income	345	5,043
Interest expense on convertible notes payable	(28,528)	(14,081)
Interest expense on convertible notes payable, related party	(115,704)	(81,227)
Accretion of discount on convertible notes payable	(9,097)	(4,657)
Accretion of discount on convertible notes payable, related party	(14,950)	(7,288)

Other income (expense), net	(167,934)	(102,210)

Net loss and comprehensive loss	$(927,049)	$(919,743)

Basic and diluted net loss per share	$(0.04)	$(0.04)

Weighted average shares outstanding	25,653,512	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2009 and for the Three Months Ended March 31, 2010

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Number of Shares	Amount
Balance at December 31, 2008	25,653,512	$25,654	$30,342,249	$(32,082,425)	$(1,714,522)
Stock-based compensation	—	—	101,970	—	101,970
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	218,862
Net loss	—	—	—	(3,775,035)	(3,775,035)

Balance at December 31, 2009	25,653,512	25,654	30,663,081	(35,857,460)	(5,168,725)
Stock-based compensation	—	—	27,202	—	27,202
Relative fair value of detachable warrants issued with convertible notes payable	—	—	63,800	—	63,800
Net loss	—	—	—	(927,049)	(927,049)

Balance at March 31, 2010	25,653,512	$25,654	$30,754,083	$(36,784,509)	$(6,004,772)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(927,049)	$(919,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,082	33,472
Stock-based compensation expense	27,202	31,612
Interest expense on convertible notes payable	28,528	14,081
Interest expense on convertible notes payable, related party	115,704	81,227
Accretion of discount on convertible notes payable	9,097	4,657
Accretion of discount on convertible notes payable, related party	14,950	7,288
Changes in assets and liabilities:
Accounts receivable, net	3,651	6,128
Inventory	2,239	(109,493)
Prepaid expenses and other current assets	(31,282)	(67,755)
Accounts payable	(2,861)	55,442
Accrued compensation and benefits	16,194	(61,009)
Other accrued expenses	41,558	(3,650)
Deferred revenue	22,525	—

Net cash used in operating activities	(650,462)	(927,743)

Cash flows from investing activities
Release of restricted cash from convertible debt subscription	—	970,000
Purchases of property and equipment	(1,213)	—

Net cash provided by (used in) investing activities	(1,213)	970,000

Cash flows from financing activities
Proceeds from issuance of convertible notes payable and detachable warrants	250,000	404,000
Proceeds from issuance of convertible notes payable and detachable warrants, related party	2,650,000	2,100,000

Net cash provided by financing activities	2,900,000	2,504,000

Net increase in cash and cash equivalents	2,248,325	2,546,257
Cash and cash equivalents at beginning of period	1,344,719	984,844

Cash and cash equivalents at end of period	$3,593,044	$3,531,101

Non-cash investing and financing activities
Issuance of convertible notes payable and detachable warrants in exchange for release of restricted cash	$—	$970,000

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited condensed financial statements of Helix BioMedix, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the SEC rules and regulations for quarterly reporting. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2010.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, impairments of long-lived assets including intangible assets, valuation allowances for receivables, inventories and deferred income tax assets; and valuation of stock-based compensation, notes payable and obligations related to derivative instruments. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2010.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (ASU 2010-06), which requires new disclosures regarding transfers in and out of Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The objective of ASU 2010-06 is to improve disclosures related to fair value measurements and, thus, increase the transparency in financial reporting. The Company adopted the provisions of ASU 2010-06 effective January 1, 2010 and the adoption of this ASU had no impact on the Company’s financial position, results of operations or cash flows.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Financing Events

2008 Debt Financing – Convertible Note Payable, Related Party, Issued on February 14, 2008 and Amended on June 27, 2008

On February 14, 2008, the Company issued to RBFSC, Inc. (RBFSC), a related party, a convertible promissory note (the 2008 Note) in the principal amount of $3,000,000 with an interest rate of 8% per annum, which was subsequently amended on June 27, 2008 (the 2008 Amended Note). The 2008 Amended Note, which is due and payable on July 1, 2011, includes a call option which gives the holder the right to demand repayment in the case of default and a put option which allows the Company to prepay the unpaid balance of the 2008 Amended Note and related accrued interest at any time and without penalty. The Company is required to separately account for the fair values of these embedded features on the balance sheet with changes in value recognized in the statement of operations as the features are not clearly and closely related to the convertible note debt instrument. At the amendment date and each subsequent reporting date, the Company determined that these call and put options had no value based on an analysis of the rights and the likelihood of these features being exercised.

Interest expense related to the 2008 Amended Note (based on the stated rate of 8%) for each of the three months ended March 31, 2010 and 2009 was $59,178.

2009 Debt Financing – Convertible Notes Payable Issued on February 10 and March 5, 2009

During the first quarter of 2009, the Company issued to accredited investors convertible promissory notes in an aggregate principal amount of $3,474,000 (the 2009 Notes) and five-year warrants to purchase an aggregate of 868,500 shares of the Company’s common stock at an exercise price of $1.00 per share (the 2009 Warrants). The 2009 Notes bear interest at the rate of 8% per annum and are due and payable on July 1, 2011 and are convertible:

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

The 2009 Notes are being accreted from their carrying value of $3,255,138 at the issuance dates to their settlement amount of $3,474,000 at July 1, 2011 through the statement of operations using the effective interest method. From the issuance dates through March 31, 2010, accretion of discount related to the 2009 Notes totaled $103,936, $22,682 of which was recorded during the first quarter of 2010. Financing costs associated with the issuance of the 2009 Notes and 2009 Warrants were not material and therefore were expensed as incurred.

For the three months ended March 31, 2010 and 2009, interest expense resulting from the stated interest rate related to the 2009 Notes was $68,528 and $36,130, respectively. The effective interest rate related to the 2009 Notes for the period from the issuance dates through March 31, 2010, including accretion of discount, was 10.6%.

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

Holders of the 2009 Notes include two related parties: 1) a member of the Company’s Board of Directors who purchased a convertible note in the principal amount of $100,000 and received a warrant to purchase 25,000 shares of the Company’s common stock and 2) Cardinal Court LLC which purchased a convertible note in the principal amount of $2,000,000 and received a warrant to purchase 500,000 shares of the Company’s common stock. The Vice President and Treasurer of Cardinal Court LLC is Frank T. Nickell, who is also the President and a director of RBFSC and owns an interest that allows him to exercise significant influence.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2010 Debt Financing – Convertible Notes Payable Issued on March 5, 2010

On March 5, 2010, the Company issued to accredited investors convertible promissory notes in an aggregate principal amount of $2,900,000 (the 2010 Notes) and five-year warrants to purchase an aggregate of 725,000 shares of the Company’s common stock at an exercise price of $0.80 per share (the 2010 Warrants). The 2010 Notes bear interest at the rate of 8% per annum and are due and payable on July 1, 2013 and are convertible:

(i)	upon the consummation by the Company of an equity financing with proceeds to the Company of at least $7,500,000 whereupon the 2010 Notes shall be converted automatically into shares of the Company’s capital stock issued in the equity financing at a price equal to the lesser of the per share price of the securities issued and sold in the equity financing and $0.80;

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

(iii)	voluntarily at and as of the maturity date into shares of the Company’s common stock at a price equal to $0.80.

The Company determined the relative fair value of the 2010 Warrants to be $63,800 and recorded this amount as a discount to the 2010 Notes, with a corresponding credit to additional paid-in capital.

The 2010 Notes are being accreted from their carrying value of $2,836,200 at the issuance date to their settlement amount of $2,900,000 at July 1, 2013 through the statement of operations using the effective interest method. From the issuance date through March 31, 2010, accretion of discount related to the 2010 Notes totaled $1,365. Financing costs associated with the issuance of the 2010 Notes and 2010 Warrants were not material and therefore were expensed as incurred.

For the three months ended March 31, 2010, interest expense resulting from the stated interest rate related to the 2010 Notes was $16,526. The effective interest rate related to the 2010 Notes for the period from the issuance date through March 31, 2010, including accretion of discount, was 8.7%.

The 2010 Notes also include a call option, which gives the holders the right to demand repayment in the case of default (which includes a default under the 2008 Amended Note or the 2009 Notes), and a put option, which allows the Company to prepay the unpaid balance of the 2010 Notes and accrued interest at any time and without penalty. The Company determined that these embedded features were clearly and closely related to the debt instruments and therefore were not required to be accounted for separately from the 2010 Notes.

The holders of the 2010 Notes include three related parties: 1) two members of the Company’s Board of Directors who purchased convertible notes in an aggregate principal amount of $450,000 and received warrants to purchase an aggregate of 112,500 shares of the Company’s common stock and 2) RBFSC which purchased a convertible note in the principal amount of $2,200,000 and received a warrant to purchase 550,000 shares of the Company’s common stock.

Note 3. Fair Value of Financial Instruments

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

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2010. As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$3,243,870	$3,243,870	$—	$—

The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at March 31, 2010 and December 31, 2009 because of the short-term nature of these instruments. As there is no established market for the Company’s convertible notes, the Company estimated the fair value of its convertible notes payable, including related party, using market-based parameters for the various components of the convertible notes. The fair value of the accrued interest on convertible notes payable, including related party, was estimated as the present value of expected future payments, discounted by an interest rate commensurate with the risk-free interest rate for an equivalent maturity term.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the carrying values and estimated fair values for certain of the Company’s financial instruments at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Convertible notes payable	$1,573,129	$1,796,058	$1,319,532	$1,116,240
Convertible notes payable, related party	7,623,510	8,350,759	5,016,860	4,143,250
Accrued interest on convertible notes payable	125,425	124,722	96,897	95,746
Accrued interest on convertible notes payable, related party	715,398	711,065	599,694	592,569

Total	$10,037,462	$10,982,604	$7,032,983	$5,947,805

Note 4. Stock-Based Compensation

The Helix BioMedix 2000 Stock Option Plan (the 2000 Plan), approved by the Company’s stockholders in 2000, is administered by non-employee directors who are authorized to grant stock options to the Company’s employees, consultants, and directors. Stock options are granted at exercise prices equal to the closing market value of the Company’s common stock on the grant date. Stock options granted to employees are typically incentive stock options, as defined and governed by Section 422 of the Internal Revenue Code, and generally vest over a three-year period with 1/3 of the total shares vesting after a year from the date of grant and 1/36 of the total shares vesting monthly thereafter. Options granted to non-employee directors are nonqualified stock options with a vesting period ranging from immediately upon grant to quarterly over one year. All options granted to employees and non-employee directors expire 10 years from the grant date.

During the three months ended March 31, 2010 and 2009, the Company granted 445,000 and 120,000 stock options, respectively, with a weighted-average grant date fair value of $0.26 and $0.38 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.35% – 2.77%	1.89%
Expected dividend yield	0	0
Expected term in years	5.0 – 6.0 years	5.50
Expected volatility	107% – 109%	101%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended March 31, 2010 and 2009, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

The amount of stock-based compensation expense recognized in the three months ended March 31, 2010 and 2009 related to stock options was $27,202 and $31,612, respectively. As of March 31, 2010, total unrecognized stock-based compensation related to non-vested stock options was approximately $148,885, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the Company’s stock compensation expense for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Research and development	$1,811	$378
Marketing and business development	7,598	5,005
General and administrative	17,793	26,229

Total stock-based compensation	$27,202	$31,612

A summary of the Company’s stock option activity for the three months ended March 31, 2010 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,111,250	$1.04
Granted	445,000	$0.32
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, March 31, 2010	3,556,250	$0.95	5.10	$3,750

Exercisable, March 31, 2010	2,970,194	$1.07	4.21	$2,250

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.28 on March 31, 2010, which would have been received by the optionees had all of the options with exercise prices less than $0.28 been exercised on that date.

As of March 31, 2010, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 1,798,750 shares remained available for future grants. Additional information regarding options outstanding as of March 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.19 – $0.57	1,225,500	8.63	$0.44	646,389	$0.53
$0.70 – $1.00	1,284,500	4.02	$0.91	1,277,555	$0.92
$1.20 – $1.80	956,250	2.04	$1.58	956,250	$1.58
$1.85 – $1.94	90,000	4.80	$1.88	90,000	$1.88

$0.19 – $1.94	3,556,250	5.10	$0.95	2,970,194	$1.07

Note 5. Stockholders’ Equity

During the first quarter of 2010, the Company issued warrants to purchase 725,000 shares of the Company’s common stock with an exercise price of $0.80 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $2,900,000, and during the first quarter of 2009, the Company issued warrants to purchase 868,500 shares of the Company’s common stock with an exercise price of $1.00 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $3,474,000 (see Note 2). As of March 31, 2010, the Company had warrants outstanding to purchase 4,877,319 shares of the Company’s common stock with exercise prices ranging from $0.25 to $6.00 per share.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Net Loss per Share

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

	Three Months Ended March 31,
	2010	2009
Weighted average outstanding options	3,378,472	3,373,305
Weighted average outstanding warrants	4,443,708	3,908,444

Note 7. Property and Equipment

Property and equipment consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Machinery and equipment	$565,717	$564,504
Website development costs	42,520	42,520
Furniture and fixtures	55,614	55,614
Leasehold improvements	43,993	43,993

	707,844	706,631
Less accumulated depreciation	(633,891)	(621,751)

Property and equipment, net	$73,953	$84,880

Aggregate depreciation expense for property and equipment during the three months ended March 31, 2010 and 2009 was $12,140 and $13,753, respectively.

Note 8. Intangible Assets

Identifiable intangible assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(852,983)	(836,041)

Intangible assets, net	$264,896	$281,838

Amortization expense for intangible assets during the three months ended March 31, 2010 and 2009 was $16,942 and $19,719, respectively.

Note 9. Total Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2010 was $927,049 compared to $919,743 for the same period in 2009. There was no difference between net loss as reported and total comprehensive loss for either of the periods presented.

Note 10. Liquidity and Capital Resources

For the three months ended March 31, 2010, the Company incurred a net loss of $927,049. At March 31, 2010, the Company had $3,593,044 in cash and cash equivalents. For the three months ended March 31, 2010, cash used in operations was $650,462, cash used in investing activities was $1,213, consisting of a purchase of capital assets, and cash provided by financing activities was $2,900,000, which represented the proceeds from the issuance of the 2010 Notes and 2010 Warrants.

Based on the current status of the Company’s operating and product commercialization development plans, the Company estimates that its existing cash and cash equivalents will be sufficient to fund its operations, continue with work towards its prescription (Rx) product development and support the continued expansion of its consumer program through the remainder of 2010. The Company will need substantial additional capital in order to maintain the current level of operations, continue commercialization of its technology and advance its pharmaceutical programs beyond 2010. Accordingly, the Company will need to raise additional

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, the Company may not be able to satisfy its existing obligations, including the repayment of the aggregate outstanding principal and accrued interest due on the 2008 Note and 2009 Notes by July 1, 2011 and the 2010 Notes by July 1, 2013, or may be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

The amount of capital the Company will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for the Company’s products and technology, and general economic conditions.

Note 11. Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of March 31, 2010, the Company maintained approximately $3,244,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. To date the Company has not experienced any losses in its money market account.

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Customer A	87%	78%
Customer B	—	13%

Note 12. Subsequent Events

2010 Financing – Subsequent Closing

As of May 6, 2010, the Company has received an additional $300,000 as subscription deposits from accredited investors for a subsequent closing of the Company’s 2010 offering of unsecured convertible promissory notes and warrants (see Note 2 for a description of the 2010 Notes and 2010 Warrants). These subscription deposits are held as restricted cash until the completion of the closing, expected to be on or about May 10, 2010, at which point the Company will issue convertible promissory notes and warrants to subscribing investors and the restrictions on use of the funds will be released.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

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

Words such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “future,” “target,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully consider these factors in evaluating our forward-looking statements.

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

This information should be read in conjunction with the condensed financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We generate revenue through license agreements with skin care product manufacturers and through collaborative development agreements, as well as by selling proprietary branded skin care products through distribution channels and through our dedicated ecommerce website.

We make available on our website at www.helixbiomedix.com, free of charge, copies of our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or furnishing the information to the SEC. Information contained on our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q. Our filings with the SEC are also available to the public at the SEC’s website at www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of our condensed financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and judgments under different assumptions and conditions. We have discussed the critical accounting policies and estimates that we used in the preparation of our financial statements in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 24, 2010. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

Results of Operations

As of March 31, 2010, our accumulated deficit was approximately $36,784,500. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs. Our net loss for the three months ended March 31, 2010 was approximately $927,000, or $0.04 per share, reflecting an increase of $7,300 from a net loss of approximately $919,700, or $0.04 per share, for the same period in 2009. The increase in net loss for the first quarter of 2010 compared to the same period in 2009 was primarily due to increases in interest expense and accretion of debt discount associated with outstanding notes payable, partially offset by a decrease in operating expenses. The decrease in operating expenses was primarily attributable to decreases in legal fees associated with intellectual property protection and general corporate matters, consulting fees and stock-based compensation, partially offset by increases in compensation and benefits expenses resulting from additional personnel.

Revenue

Revenue in the three months ended March 31, 2010 and 2009 consisted primarily of license fees, development fees, peptide sales, consumer product sales and administrative services revenue as summarized in the table below.

	Three Months Ended March 31,		Change
	2010	2009
License and development fees	$36,558	$34,777	5.1%
Peptide and consumer product sales	33,160	42,529	(22.0)%
Administrative services revenue, related party	—	9,945	—

Total revenue	$69,718	$87,251	(20.1)%

Revenue for the three months ended March 31, 2010 compared to the same period last year decreased by approximately $17,500, or 20.1%. License fees, which are derived from royalty arrangements, increased by approximately $1,800, or 5.1%, for the first three months of 2010 compared to the same period in 2009. We did not generate any development fees for either the three months ended March 31, 2010 or 2009.

Peptide and consumer product sales decreased by approximately $9,400, or 22.0%, for the three months ended March 31, 2010 compared to the same period in the previous year. The decrease, which primarily consisted of a 25.9% reduction in peptide sales, reflected a decline in the manufacturing of products containing our peptides by certain of our customers during the first three months of 2010. Sales of consumer products increased slightly in the first quarter of 2010 compared to the same period in 2009. Consumer product sales for the three months ended March 31, 2010 and 2009 accounted for 5.0% and 2.9% of total revenue, respectively.

Administrative services revenue reflects revenue received from DermaVentures, LLC, a related party, for marketing costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. As we terminated our Management Services Agreement with DermaVentures in September 2009, we did not have any administrative services revenue during the three months ended March 31, 2010, compared to revenue of $9,945 in the same period in 2009. Administrative services revenue was typically invoiced to DermaVentures at or near cost and therefore had no material net effect on our gross profit or net loss.

Cost of Revenue and Gross Margin

Cost of revenue consists of (1) cost of peptides and materials associated with consumer products and (2) cost of administrative services revenue from DermaVentures, a related party, which includes primarily marketing campaign costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Revenue mix affects our gross margin because our margins from license and development fees are higher than our margins from peptide sales and administrative services revenue.

Cost of revenue and gross margin for the three months ended March 31, 2010 and 2009 are summarized in the table below.

	Three Months Ended March 31,		Change
	2010	2009
Cost of peptide and consumer product sales	$24,489	$38,582	(36.5)%
Percentage of total revenue	35.1%	44.2%
Percentage of related revenue	73.9%	90.7%
Cost of administrative services revenue, related party	$—	$9,750	—
Percentage of total revenue	—	11.2%
Percentage of related revenue	—	98.0%

Total cost of revenue	$24,489	$48,332	(49.3)%
Percentage of revenue	35.1%	55.4%

Gross profit	$45,229	$38,919	16.2%
Gross margin	64.9%	44.6%

Cost of peptide and consumer product sales for the three months ended March 31, 2010 decreased by approximately $14,100, or 36.5%, compared to the same period in 2009. Peptides and consumer products sold in the first three months of 2010 resulted in 26.1% margin compared to 9.3% margin for the same period in 2009. The increase in gross margin related to peptide and consumer product sales was due primarily to the product mix. Our gross margin may also be influenced by customer mix as we sell peptides at cost or near cost to certain customers based on the terms of respective licensing arrangements. Sales of our consumer products generate a higher gross margin compared to sales of peptides; however, as this revenue is still a small percentage of total revenue, it has not made a significant contribution to gross margin.

Since we terminated our Management Services Agreement with DermaVentures in September 2009, we did not incur any cost of administrative services revenue during the three months ended March 31, 2010, compared to $9,750 of cost incurred in the same period in 2009. Cost of administrative services revenue for the first quarter of 2009 consisted primarily of marketing service expenses. As administrative services revenue was invoiced at or near cost, the margin related to this revenue was immaterial.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three months ended March 31, 2010 and 2009 are summarized in the table below.

	Three Months Ended March 31,		Change
	2010	2009
Research and development	$167,672	$160,414	4.5%
Percentage of total revenue	240.5%	183.9%

R&D expenses for the three months ended March 31, 2010 increased by approximately $7,300, or 4.5%, compared to the same period in 2009. This increase was primarily attributable to increases in stock-based compensation expense and R&D activities. We anticipate R&D expenses to increase in absolute dollars for the remainder of 2010 as we expect to incur expenses on external testing and studies related to the development of our new consumer products as a well as our Rx programs.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three months ended March 31, 2010 and 2009 are summarized in the table below.

	Three Months Ended March 31,		Change
	2010	2009
Marketing and business development	$126,238	$115,973	8.9%
Percentage of total revenue	181.1%	132.9%

M&BD expenses for the three months ended March 31, 2010 increased by approximately $10,300, or 8.9%, compared to the same period in 2009. The increase was primarily attributable to increases in product marketing expenses, compensation and benefit expenses due to an increase in M&BD personnel and stock-based compensation expense. We anticipate M&BD expenses to increase in absolute dollars for the remainder of 2010 as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as for new skin care products we plan to introduce in 2010.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three months ended March 31, 2010 and 2009 are summarized in the table below.

	Three Months Ended March 31,		Change
	2010	2009
General and administrative	$359,745	$361,868	(0.6)%
Percentage of total revenue	516.0%	414.7%

G&A expenses for the three months ended March 31, 2010 decreased by approximately $2,100, or 0.6%, compared to the same period in 2009. The decrease was primarily due to decreases in stock-based compensation expense and other general corporate expenses, partially offset by an increase in consulting fees. We anticipate G&A expenses for the remainder of 2010 to increase compared to the first three months of 2010 as we expect to incur additional expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three months ended March 31, 2010 and 2009 are summarized in the table below.

	Three Months Ended March 31,		Change
	2010	2009
Accounting, legal and professional fees	$121,607	$184,725	(34.2)%
Percentage of total revenue	174.4%	211.7%

Accounting, legal and professional fees for the three months ended March 31, 2010 decreased by approximately $63,100, or 34.2%, compared to the same period in 2009. The decrease was primarily due to decreases in legal fees associated with intellectual property protection and general corporate matters.

For the remainder of 2010, we anticipate accounting, legal and professional fees to increase compared to the first quarter of 2010 as we expect to incur additional accounting expenses associated with our compliance with the Sarbanes-Oxley Act as well as higher legal expenses related to distribution and licensing agreements and intellectual property protection.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2010 and 2009 are summarized in the table below.

	Three Months Ended March 31,		Change
	2010	2009
Depreciation and amortization expenses	$29,082	$33,472	(13.1)%
Percentage of total revenue	41.7%	38.4%

Depreciation and amortization expenses for the three months ended March 31, 2010 decreased by approximately $4,400, or 13.1%, compared to the same period in 2009. The decrease for the three months ended March 31, 2010 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2010, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first quarter of 2010.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense related to our outstanding convertible notes payable and accretion of discount on the convertible notes payable.

Other income (expense), net for the three months ended March 31, 2010 and 2009 is summarized in the table below.

	Three Months Ended March 31,		Change
	2010	2009
Interest income	$345	$5,043	(93.2)%
Interest expense on convertible notes payable	(28,528)	(14,081)	102.6%
Interest expense on convertible notes payable, related party	(115,704)	(81,227)	42.4%
Accretion of discount on convertible notes payable	(9,097)	(4,657)	95.3%
Accretion of discount on convertible notes payable, related party	(14,950)	(7,288)	105.1%

Other income (expense), net	$(167,934)	$(102,210)	64.3%

Interest Income. Interest income for the three months ended March 31, 2010 decreased by approximately $4,700, or 93.2%, compared to the same period in 2009, due primarily to lower prevailing interest rates. For the remainder of 2010, we expect interest income to decrease due to our decreasing balance in cash and cash equivalents.

Interest Expense on Convertible Notes Payable, Including Related Party. For the three months ended March 31, 2010, interest expense related to our outstanding convertible notes payable, including related party, increased by approximately $48,900, or 51.3%, to $144,232 from $95,308 for the same period in 2009. Interest expense in the first quarter of 2010 was significantly higher due to interest expense incurred from the convertible promissory notes issued during the first quarter of 2009 (the 2009 Notes) and also the convertible promissory notes issued in March 2010 (the 2010 Notes). We anticipate future quarterly interest expense associated with our outstanding convertible notes payable to be higher than the levels experienced in the first quarter of 2010 as subsequent quarters will include a full three months of interest expense on the 2010 Notes.

Accretion of Discount on Convertible Notes Payable, Including Related Party. For the three months ended March 31, 2010, accretion of discount on the outstanding convertible notes payable was $24,047, an increase of approximately $12,100, or 101.3%, from $11,945 for the three months ended March 31, 2009. The increase was primarily because the accretion of discount for the first quarter of 2010 consisted of expenses for the full three months for the 2009 Notes whereas the accretion of discount for the first quarter of 2009 was incurred only for a portion of that period. We anticipate future quarterly accretion of discount on the 2010 Notes and 2009 Notes to be higher than the level experienced in the first quarter of 2010 as subsequent quarters will include a full three months of accretion on the 2010 Notes.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of March 31, 2010, we had approximately $3,593,000 in cash and cash equivalents, compared to approximately $1,344,700 in cash and cash equivalents at December 31, 2009. The increase in cash and cash equivalents from December 31, 2009 was primarily attributable to the proceeds of $2,900,000 from our issuance of convertible notes payable in March 2010, partially offset by cash used in operations and a purchase of capital assets totaling approximately $651,700.

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2010 and 2009 was approximately $650,500 and $927,700, respectively, in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations while investing in activities to expand our product lines and revenue base. During the three months ended March 31, 2010, cash flows from operating activities included a decrease in inventory and increases in accrued compensation and benefits, deferred revenue, other accrued expenses and prepaid expenses. The primary working capital uses of cash for the three months ended March 31, 2009 were due to increases in inventory and prepaid expenses and other current assets as well as a decrease in accrued compensation and benefits, partially offset by an increase in trade payables.

Inventory, which consists of peptides held for resale and our proprietary branded skin care products, decreased by approximately $2,200 for the three months ended March 31, 2010 and increased by approximately $109,500 for the three months ended March 31, 2009. The decrease in the first quarter of 2010 was due to sales of peptides, offset by an increase in inventory of skin care products in anticipation of increased customer demand. The increase in the first quarter of 2009 was due primarily to our purchase of peptides to fulfill a purchase agreement entered in August 2007.

Accrued compensation and benefits increased by approximately $16,200 in the three months ended March 31, 2010 due principally to an increase in accrued paid time-off, and decreased by approximately $61,000 in the three months ended March 31, 2009 due primarily to payments related to retroactive salary increases for two executives.

Deferred revenue increased by approximately $22,500 in the three months ended March 31, 2010 due to a product prepayment by a customer. There was no change in deferred revenue in the three months ended March 31, 2009.

Cash Flows from Investing Activities

For the three months ended March 31, 2010, cash used in investing activities was approximately $1,200 due to a purchase of capital assets. For the three months ended March 31, 2009, cash provided by investing activities was $970,000 which represented a reclassification of funds from restricted cash to cash and cash equivalents following the completion of the convertible promissory note and warrant offering in 2009.

Cash Flows from Financing Activities

For the three months ended March 31, 2010, cash provided by financing activities was $2,900,000, which represented the aggregate proceeds from our issuance of convertible promissory notes and warrants in March 2010. For the three months ended March 31, 2009, cash provided by financing activities was $2,504,000, which reflected the aggregate proceeds of $3,474,000 from our issuance of convertible promissory notes and warrants in February and March 2009 less $970,000 of cash deposits which had already been received as of December 31, 2008.

Based on the current status of our operating and product commercialization development plans, we estimate that our existing cash and cash equivalents will be sufficient to fund our operations, continue with work towards our Rx product development and support the continued expansion of our consumer program through the remainder of 2010. We will need substantial additional capital in order to maintain the current level of operations, continue commercialization of our technology and advance our pharmaceutical programs beyond 2010. Accordingly, we will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we may not be able to satisfy our existing obligations, including the repayment of the 2008 Note and 2009 Notes by July 1, 2011 and the 2010 Notes by July 1, 2013, or may be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of March 31, 2010:

Contractual Obligations	Remainder of 2010	2011 - 2012	2013 - 2015	Total
Operating lease	$37,446	$156,203	$208,911	$402,560
Convertible notes payable and related accrued interest (1)	—	7,946,761	3,671,638	11,618,399

Total contractual obligations	$37,446	$8,102,964	$3,880,549	$12,020,959

(1)	Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011 in the case of the 2008 and 2009 notes and July 1, 2013 in the case of the 2010 notes, or when called by the note holders upon an event of default, including in the event we file for bankruptcy.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in our Notes to Condensed Financial Statements.

Subsequent Events

As of May 6, 2010, we have received an additional $300,000 as subscription deposits from accredited investors for a subsequent closing of our 2010 offering of unsecured convertible promissory notes and warrants (see Note 2 of our Notes to Condensed Financial Statements). These subscription deposits are classified as restricted cash until the completion of the closing, expected to be on or about May 10, 2010, at which point we will issue convertible promissory notes and warrants to subscribing investors and the restrictions on use of the funds will be released.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Please see our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

ITEM 6.	Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03

3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03

3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01

4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04

10.16	Form of Convertible Note and Warrant Purchase Agreement between the Company and the other parties thereto	X

10.17*	International Distribution Agreement dated as of March 3, 2010 between the Company and RubyDerm Bio Inc.	X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of the Company’s Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of the Company’s Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly-filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2010

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. STEPHEN BEATTY
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)