Form 10-Q
period 2010-06-30
HELIX BIOMEDIX INC
filed 2010-08-05
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,035,842	$1,344,719
Accounts receivable, net	190,867	55,685
Inventory	261,829	202,815
Prepaid expenses and other current assets	76,041	34,461

Total current assets	3,564,579	1,637,680
Deposits	8,522	8,522
Property and equipment, net	61,605	84,880
Intangible assets, net	247,953	281,838

Total assets	$3,882,659	$2,012,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$94,856	$66,455
Accrued compensation and benefits	56,228	29,697
Accrued expenses	44,017	46,502

Total current liabilities	195,101	142,654
Deferred rent, non-current	42,058	6,008
Convertible notes payable	1,869,718	1,319,532
Convertible notes payable, related party	7,641,737	5,016,860
Accrued interest on convertible notes payable	161,170	96,897
Accrued interest on convertible notes payable, related party	869,973	599,694

Total liabilities	10,779,757	7,181,645
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at June 30, 2010, and December 31, 2009	25,654	25,654
Additional paid-in capital	30,804,244	30,663,081
Accumulated deficit	(37,726,996)	(35,857,460)

Total stockholders’ deficit	(6,897,098)	(5,168,725)

Total liabilities and stockholders’ deficit	$3,882,659	$2,012,920

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Licensing and development fees	$168,960	$29,795	$205,518	$64,572
Peptide and consumer product sales	161,438	98,441	194,598	140,970
Administrative services revenue, related party	—	10,251	—	20,196

Total revenue	330,398	138,487	400,116	225,738

Cost of revenue:
Cost of peptide and consumer product sales	124,745	82,999	149,234	121,581
Cost of administrative service revenue, related party	—	10,050	—	19,800

Total cost of revenue	124,745	93,049	149,234	141,381

Gross profit	205,653	45,438	250,882	84,357
Operating expenses:
Research and development	208,193	239,278	375,865	399,692
Marketing and business development	160,751	120,061	286,989	236,034
General and administrative	347,115	411,921	706,860	773,789
Accounting, legal and professional fees	185,168	116,086	306,775	300,811
Depreciation and amortization	29,291	32,530	58,373	66,002

Total operating expenses	930,518	919,876	1,734,862	1,776,328

Loss from operations	(724,865)	(874,438)	(1,483,980)	(1,691,971)

Other income (expense):
Interest income	1,014	3,102	1,359	8,145
Interest expense on convertible notes payable	(35,745)	(27,404)	(64,273)	(41,485)
Interest expense on convertible notes payable, related party	(154,575)	(101,721)	(270,279)	(182,948)
Accretion of discount on convertible notes payable	(10,089)	(9,079)	(19,186)	(13,736)
Accretion of discount on convertible notes payable, related party	(18,227)	(13,856)	(33,177)	(21,144)

Other income (expense), net	(217,622)	(148,958)	(385,556)	(251,168)

Net loss and comprehensive loss	$(942,487)	$(1,023,396)	$(1,869,536)	$(1,943,139)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.07)	$(0.08)

Weighted average shares outstanding	25,653,512	25,653,512	25,653,512	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2009 and for the Six Months Ended June 30, 2010

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Number of Shares	Amount
Balance at December 31, 2008	25,653,512	$25,654	$30,342,249	$(32,082,425)	$(1,714,522)
Stock-based compensation	—	—	101,970	—	101,970
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	218,862
Net loss	—	—	—	(3,775,035)	(3,775,035)

Balance at December 31, 2009	25,653,512	25,654	30,663,081	(35,857,460)	(5,168,725)
Stock-based compensation	—	—	63,863	—	63,863
Relative fair value of detachable warrants issued with convertible notes payable	—	—	77,300	—	77,300
Net loss	—	—	—	(1,869,536)	(1,869,536)

Balance at June 30, 2010	25,653,512	$25,654	$30,804,244	$(37,726,996)	$(6,897,098)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,869,536)	$(1,943,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,373	66,002
Stock-based compensation expense	63,863	61,228
Interest expense on convertible notes payable	64,273	41,485
Interest expense on convertible notes payable, related party	270,279	182,948
Accretion of discount on convertible notes payable	19,186	13,736
Accretion of discount on convertible notes payable, related party	33,177	21,144
Changes in assets and liabilities:
Accounts receivable, net	(135,182)	(58,072)
Inventory	(59,014)	(51,635)
Prepaid expenses and other current assets	(41,580)	50,637
Accounts payable	28,401	(4,216)
Accrued compensation and benefits	26,531	(58,711)
Other accrued expenses	33,565	27,841

Net cash used in operating activities	(1,507,664)	(1,650,752)

Cash flows from investing activities
Release of restricted cash from convertible debt subscription	—	970,000
Purchases of property and equipment	(1,213)	(1,068)

Net cash provided by (used in) investing activities	(1,213)	968,932

Cash flows from financing activities
Proceeds from issuance of convertible notes payable and detachable warrants	550,000	404,000
Proceeds from issuance of convertible notes payable and detachable warrants, related party	2,650,000	2,100,000

Net cash provided by financing activities	3,200,000	2,504,000

Net increase in cash and cash equivalents	1,691,123	1,822,180
Cash and cash equivalents at beginning of period	1,344,719	984,844

Cash and cash equivalents at end of period	$3,035,842	$2,807,024

Non-cash investing and financing activities
Issuance of convertible notes payable and detachable warrants in exchange for release of restricted cash	$—	$970,000

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2010.

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

Note 2. Financing Events

2008 Debt Financing – Convertible Note Payable, Related Party, Issued on February 14, 2008 and Amended on June 27, 2008

        On February 14, 2008, the Company issued to RBFSC, Inc. (RBFSC), a related party, a convertible promissory note (the 2008 Note) in the principal amount of $3,000,000 with an interest rate of 8% per annum, which was subsequently amended on June 27, 2008 (the 2008 Amended Note). In connection with the issuance of the 2008 Amended Note, the Company issued a five-year warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The 2008 Amended Note, which is due and payable on July 1, 2011, includes a call option which gives the holder the right to demand repayment in the case of default and a put option which allows the Company to prepay the unpaid balance of the 2008 Amended Note and related accrued interest at any time and without penalty. The Company is required to separately account for the fair values of these embedded features on the balance sheet with changes in value recognized in the statement of operations as the features are not clearly and closely related to the convertible note debt instrument due to the substantial debt discount recorded in connection with the 2008 Note. At the amendment date and each subsequent reporting date, the Company determined that these call and put options had no significant value based on an analysis of the rights and the likelihood of these features being exercised.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest expense related to the 2008 Amended Note (based on the stated rate of 8%) for each of the three months ended June 30, 2010 and 2009 was $59,835, and for each of the six months ended June 30, 2010 and 2009 was $119,013.

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

The 2009 Notes are being accreted from their carrying value of $3,255,138 at the issuance dates to their settlement amount of $3,474,000 at July 1, 2011 through the statement of operations using the effective interest method. From the issuance dates through June 30, 2010, cumulative accretion of discount related to the 2009 Notes totaled $126,871. Accretion of debt discount related to the 2009 Notes for each of the three months ended June 30, 2010 and 2009 was $22,935 and for the six months ended June 30, 2010 and 2009 was $45,617 and $34,880, respectively. Financing costs associated with the issuance of the 2009 Notes and 2009 Warrants were not material and therefore were expensed as incurred.

Interest expense resulting from the stated rate related to the 2009 Notes for each of the three months ended June 30, 2010 and 2009 was $69,290 and for the six months ended June 30, 2010 and 2009 was $137,818 and $105,420, respectively. The effective interest rate related to the 2009 Notes for the period from the issuance dates through June 30, 2010, including accretion of discount, was 10.6%.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2010 Debt Financing – Convertible Notes Payable Issued on March 5 and May 10, 2010

On March 5, 2010, the Company issued to accredited investors convertible promissory notes in an aggregate principal amount of $2,900,000 and five-year warrants to purchase an aggregate of 725,000 shares of the Company’s common stock at an exercise price of $0.80 per share. On May 10, 2010, the Company issued to accredited investors additional convertible promissory notes in an aggregate principal amount of $300,000 and additional five-year warrants to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $0.80 per share. The convertible promissory notes issued in March and May 2010 (collectively, the 2010 Notes) bear interest at the rate of 8% per annum and are due and payable on July 1, 2013 and are convertible:

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

The Company determined the relative fair value of the warrants issued in March and May 2010 to be $63,800 and $13,500, respectively, and recorded these amounts as a discount to the 2010 Notes, with a corresponding credit to additional paid-in capital.

The 2010 Notes are being accreted from their carrying value of $3,122,700 at the issuance dates to their settlement amount of $3,200,000 at July 1, 2013 through the statement of operations using the effective interest method. For the three and six months ended June 30, 2010, accretion of discount related to the 2010 Notes totaled $5,381 and $6,746, respectively. Financing costs associated with the issuance of the 2010 Notes and related warrants were not material and therefore were expensed as incurred.

Interest expense resulting from the stated interest rate related to the 2010 Notes for the three and six months ended June 30, 2010, was $61,195 and $77,721, respectively. The effective interest rate related to the 2010 Notes for the period from the issuance date through June 30, 2010, including accretion of discount, was 8.7%.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of June 30, 2010. As required by Accounting Standard Codification (ASC) 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,744,883	$2,744,883	$—	$—
Option to call the 2008 Amended Note	$—	$—	$—	$—
Option to prepay the 2008 Amended Note	$—	$—	$—	$—

The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at June 30, 2010 and December 31, 2009 because of the short-term nature of these instruments. As there is no established market for the Company’s convertible notes, the Company estimated the fair value of its convertible notes payable, including related party, using market-based parameters for the various components of the convertible notes. The fair value of the accrued interest on convertible notes payable, including related party, was estimated as the present value of expected future payments, discounted by an interest rate commensurate with the risk-free interest rate for an equivalent maturity term.

The table below summarizes the carrying values and estimated fair values for certain of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Convertible notes payable	$1,869,718	$1,975,914	$1,319,532	$1,116,240
Convertible notes payable, related party	7,641,737	7,984,722	5,016,860	4,143,250
Accrued interest on convertible notes payable	161,170	160,400	96,897	95,746
Accrued interest on convertible notes payable, related party	869,973	865,416	599,694	592,569

Total	$10,542,598	$10,986,452	$7,032,983	$5,947,805

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

During the three months ended June 30, 2010, the Company granted 90,000 stock options with a weighted-average grant date fair value of $0.26 per share. There were no stock options granted during the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, the Company granted 535,000 and 120,000 stock options, respectively, with a weighted-average grant date fair value of $0.26 and $0.38 per share, respectively. In determining the fair value of stock options granted during the three months ended June 30, 2010 and the six months ended June 30, 2010 and 2009, the following key assumptions were used in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.27% – 2.63%	—	2.27% – 2.77%	1.89%
Expected dividend yield	0	—	0	0
Expected terms in years	5.0 – 6.0	—	5.0 – 6.0	5.5
Expected volatility	98% – 102%	—	98% – 106%	101%

        The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the periods presented, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amount of stock-based compensation expense recognized in the three months ended June 30, 2010 and 2009 related to stock options was $36,661 and $29,616, respectively, and for the six months ended June 30, 2010 and 2009 was $63,863 and $61,228, respectively. As of June 30, 2010, total unrecognized stock-based compensation related to non-vested stock options was approximately $134,105, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

A summary of the Company’s stock compensation expense for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$2,659	$382	$4,470	$760
Marketing and business development	9,020	5,060	16,618	10,065
General and administrative	24,982	24,174	42,775	50,403

Total stock-based compensation	$36,661	$29,616	$63,863	$61,228

A summary of the Company’s stock option activity for the six months ended June 30, 2010 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,111,250	$1.04
Granted	535,000	$0.33
Exercised	—	—
Forfeited	—	—
Expired	(27,300)	$0.70

Outstanding, June 30, 2010	3,618,950	$0.94	4.94	$1,500

Exercisable, June 30, 2010	3,040,394	$1.06	4.08	$1,500

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.25 on June 30, 2010, which would have been received by the optionees had all of the options with exercise prices less than $0.25 been exercised on that date.

As of June 30, 2010, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 1,736,050 shares remained available for future grants. Additional information regarding options outstanding as of June 30, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.19 – $0.50	925,500	8.82	$0.38	354,166	$0.44
$0.57 – $1.00	1,647,200	4.61	$0.84	1,639,978	$0.84
$1.20 – $1.80	956,250	1.79	$1.58	956,250	$1.58
$1.85 – $1.94	90,000	4.55	$1.88	90,000	$1.88

$0.19 – $1.94	3,618,950	4.94	$0.94	3,040,394	$1.06

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Stockholders’ Equity

During the first six months of 2010, the Company issued warrants to purchase 800,000 shares of the Company’s common stock with an exercise price of $0.80 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $3,200,000, and during the first six months of 2009, the Company issued warrants to purchase 868,500 shares of the Company’s common stock with an exercise price of $1.00 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $3,474,000 (see Note 2). As of June 30, 2010, the Company had warrants outstanding to purchase 4,952,319 shares of the Company’s common stock with exercise prices ranging from $0.25 to $6.00 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average outstanding options	3,603,723	3,400,194	3,491,720	3,386,824
Weighted average outstanding warrants	4,919,352	4,300,317	4,682,844	4,105,463

Note 7. Property and Equipment

Property and equipment consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Machinery and equipment	$565,717	$564,504
Website development costs	42,520	42,520
Furniture and fixtures	55,614	55,614
Leasehold improvements	43,993	43,993

	707,844	706,631
Less accumulated depreciation	(646,239)	(621,751)

Property and equipment, net	$61,605	$84,880

Aggregate depreciation expense for property and equipment during the three months ended June 30, 2010 and 2009 was $12,348 and $14,369, respectively, and was $24,488 and $28,122 during the six months ended June 30, 2010 and 2009, respectively.

Note 8. Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(869,926)	(836,041)

Intangible assets, net	$247,953	$281,838

Amortization expense for intangible assets during the three months ended June 30, 2010 and 2009 was $16,943 and $18,161, respectively, and was $33,885 and $37,880 during the six months ended June 30, 2010 and 2009, respectively.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Inventory

Inventory consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Work in process	$37,791	$3,932
Finished goods	224,038	198,883

	$261,829	$202,815

Note 10. Liquidity and Capital Resources

For the six months ended June 30, 2010, the Company incurred a net loss of $1,869,536. At June 30, 2010, the Company had $3,035,842 in cash and cash equivalents. For the six months ended June 30, 2010, cash used in operations was $1,507,664, cash used in investing activities was $1,213, consisting of a purchase of capital assets, and cash provided by financing activities was $3,200,000, which represented the proceeds from the issuance of the 2010 Notes and the warrants issued in March and May 2010.

Based on the current status of the Company’s operating and product commercialization development plans, the Company estimates that its existing cash and cash equivalents will be sufficient to fund its operations, continue with work towards its prescription (Rx) product development and support the continued expansion of its consumer program through the remainder of 2010. The Company will need substantial additional capital in order to maintain the current level of operations, continue commercialization of its technology and advance its pharmaceutical programs beyond 2010. Accordingly, the Company will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, the Company may not be able to satisfy its existing obligations, including the repayment of the aggregate outstanding principal and accrued interest due on the 2008 Amended Note and 2009 Notes by July 1, 2011 and the 2010 Notes by July 1, 2013, or may be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

The amount of capital the Company will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for the Company’s products and technology, and general economic conditions.

Note 11. Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of June 30, 2010, the Company maintained approximately $2,745,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. To date the Company has not experienced any losses in its money market account.

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Customer A	63%	80%	67%	79%
Customer B	—	—	—	10%
Customer C	26%	—	21%	—

Note 12. Commitments and Contingencies

Operating Lease

The Company leases office and laboratory space in Bothell, Washington under an operating lease which began on December 1, 2009, has a term of five years and 7 months and expires on June 30, 2015. This lease agreement provides for seven months of free rent at a monthly base rent equal to $6,210 and includes scheduled rent increases over the lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the term of the lease.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future minimum rental payments required under this lease agreement are as follows:

	Remainder of 2010	2011	2012	2013	Thereafter	Total
Operating lease	$37,446	$76,947	$79,256	$81,634	$127,277	$402,560

Note 13. Subsequent Events

Agreements with NuGlow Cosmaceuticals, LLC

On July 1, 2010, the Company entered into a Membership Interest Agreement (the “NuGlow Membership Agreement”) by and among the Company, Camden Street Partners, LLC, a California limited liability company (“Camden”), NuGlow Cosmaceuticals, LLC, a California limited liability company (“NuGlow”), and Steven Sheiner pursuant to which the Company received a 30% membership interest in NuGlow in exchange for a capital contribution in NuGlow of $350,000.

In connection with the NuGlow Membership Agreement, the Company, Camden and NuGlow entered into an Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC, a California limited liability company, dated as of July 1, 2010, pursuant to which:

(i)	NuGlow shall be managed by Camden;

(ii)	70% of any profit distributions by NuGlow shall be paid to the Company until such time as the Company has received repayment of its capital contribution, after which time profits shall be distributed ratably among all NuGlow members;

(iii)	all cash or other distributions upon the dissolution or liquidation of NuGlow shall be paid to the Company until such time as the Company has received repayment of its capital contribution, after which time such distributions shall be made ratably among all NuGlow members;

(iv)	NuGlow may not take certain actions or engage in certain transactions without the Company’s prior written consent, including, without limitation, the incurrence of indebtedness, the admission of additional members, the merger or sale of NuGlow or its assets, or the dissolution of NuGlow;

(v)	a product oversight committee shall be established comprised of two designees of the Company and one designee of Camden, which committee shall be responsible for certain matters related to NuGlow product management;

(vi)	transfers of NuGlow membership interests shall be subject to certain restrictions, including, without limitation, a right of first refusal by NuGlow and its members;

(vii)	at any time after July 1, 2012 but prior to July 1, 2015, upon the resignation or termination of Mr. Sheiner’s employment by NuGlow for any reason, upon a change of control of Camden or a sale of substantially all of its assets, or upon Camden’s insolvency or bankruptcy, the Company shall have the right to purchase all of Camden’s membership interest in NuGlow; and

(viii)	in the event that the Company does not exercise its purchase option described above, or at any time before the Company exercises its purchase option upon a change of control of the Company or a sale of substantially all of its assets or upon the Company’s insolvency or bankruptcy, Camden shall have the right to purchase all of the Company’s membership interest in NuGlow.

The Company and NuGlow also entered into a Supply Agreement dated as of July 1, 2010 pursuant to which NuGlow shall purchase from the Company for resale certain of the Company’s proprietary skincare products for beauty and cosmetic and over-the-counter uses. The term of the Supply Agreement will continue until June 30, 2013 and will automatically renew for successive one-year terms thereafter unless earlier terminated as provided therein.

The Company is in the process of determining the appropriate accounting treatment for these agreements.

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

This information should be read in conjunction with the unaudited condensed financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We generate revenue through license agreements with fine ingredient distributors and skin care companies and through collaborative development agreements, as well as by selling proprietary branded skin care products through distribution channels and through our dedicated ecommerce website.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and judgments under different assumptions and conditions. We have discussed the critical accounting policies and estimates that we used in the preparation of our financial statements in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 24, 2010. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

Results of Operations

During the three months ended June 30, 2010, our total revenue increased sequentially from the three months ended March 31, 2010 and also on a year-over-year basis. We received substantially higher royalties from both our domestic and our international licensees. Our net loss for the three months ended June 30, 2010 was approximately $942,500, or $0.04 per share, reflecting a decrease of approximately $80,900 from a net loss of approximately $1,023,400, or $0.04 per share, for the same period in 2009. The decrease in net loss for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to increases in revenue and gross margin, partially offset by interest expense and accretion of debt discount associated with our outstanding notes payable. As of June 30, 2010, our accumulated deficit was approximately $37,727,000. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and advancement of our pharmaceutical programs. In light of the prolonged global economic uncertainty, we continue to manage our expenses and allocate resources with the goals of expanding revenue growth and maximizing cash flow and liquidity.

Revenue

Revenue in the three and six months ended June 30, 2010 and 2009 consisted primarily of license fees, peptide sales, consumer product sales and administrative services revenue as summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
License and development fees	$168,960	$29,795	467.1%	$205,518	$64,572	218.3%
Peptide and consumer product sales	161,438	98,441	64.0%	194,598	140,970	38.0%
Administrative services revenue, related party	—	10,251	—	—	20,196	—

Total revenue	$330,398	$138,487	138.6%	$400,116	$225,738	77.2%

Our total revenue increased by approximately $191,900, or 138.6%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by approximately $174,400, or 77.2%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The higher revenue for the three and six months ended June 30, 2010 was primarily due to a significant increase in license fees.

License fees, which are derived from royalty arrangements, increased by approximately $139,200, or 467.1%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by approximately $140,900, or 218.3%, in the first six months of 2010 compared to the same period in the previous year. The increases in our royalty revenue for the three and six months ended June 30, 2010 reflected increased levels of product sales from our existing licensees as well as royalties earned from new licensees. We did not generate development fees for any of the periods presented.

Peptide and consumer product sales increased by approximately $63,000, or 64.0%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and by approximately $53,600, or 38.0%, for the first six months of 2010 compared to the same period in the previous year. Peptide sales, which increased by 48.0% and 24.7% for the three and six months ended June 30, 2010, respectively, compared to the same periods in the prior year, resulted from an increase in repeat sales to our existing customers. Consumer product sales, which increased by 185.9% and 159.1% for the three and six months ended June 30, 2010, respectively, compared to the same periods in the prior year, were primarily attributable to sales to our new international distributor. We expect that consumer product sales will continue to grow. Sales of consumer products accounted for less than 10% of our total revenue for all of the periods presented.

        Administrative services revenue reflects revenue received from DermaVentures, LLC, a related party, for marketing costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. As we terminated our Management Services Agreement with DermaVentures in September 2009, we did not have any administrative services revenue during the three and six months ended June 30, 2010, compared to revenue of approximately $10,300 and $20,200 for the three and six months ended June 30, 2009, respectively. Administrative services revenue was typically invoiced to DermaVentures at or near cost and therefore had no material net effect on our gross profit or net loss for any period presented.

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

Cost of revenue and gross profit for the three and six months ended June 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Cost of peptides and consumer product sales	$124,745	$82,999	50.3%	$149,234	$121,581	22.7%
Percentage of total revenue	37.8%	59.9%		37.3%	53.9%
Percentage of related revenue	77.3%	84.3%		76.7%	86.2%
Cost of administrative services revenue, related party	—	$10,050	—	—	$19,800	—
Percentage of total revenue	—	7.3%		—	8.8%
Percentage of related revenue	—	98.0%		—	98.0%

Total cost of revenue	$124,745	$93,049	34.1%	$149,234	$141,381	5.6%
Gross profit	$205,653	$45,438	352.6%	$250,882	$84,357	197.4%

Cost of peptide and consumer product sales increased by approximately $41,700, or 50.3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and by approximately $27,700, or 22.7%, for the first six months of 2010 compared to the same period in the previous year. Gross margin on peptide and consumer product sales increased to 22.7% for the three months ended June 30, 2010 compared to 15.7% for the three months ended June 30, 2009, and increased to 23.3% for the six months ended June 30, 2010 compared to 13.8% for the same period in the prior year. The increase in gross margin related to peptide and consumer product sales was due primarily to the product mix. Consumer product sales typically generate a higher margin than peptide sales. Our gross margin may also be influenced by customer mix; peptides sold to licensees generate lower margins compared to sales to non-licensees; similarly, consumer products sold to distributors result in lower margins compared to sales to direct customers.

Since we terminated our Management Services Agreement with DermaVentures in September 2009, we did not incur any cost of administrative services revenue during the three and six months ended June 30, 2010. Cost of administrative services revenue for the three and six months ended June 30, 2009 was approximately $10,100 and $19,800, respectively, which consisted primarily of marketing service expenses. As administrative services revenue was invoiced at or near cost, the margin related to this revenue was immaterial.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three and six months ended June 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Research and development	$208,193	$239,278	(13.0)%	$375,865	$399,692	(6.0)%
Percentage of total revenue	63.0%	172.8%		93.9%	177.1%

R&D expenses decreased by approximately $31,100, or 13.0%, for the three months ended June 30, 2010 compared to the three months ended in June 30, 2009, and by approximately $23,800, or 6.0%, for the six months ended June 30, 2010 compared to the same period in 2009. The decrease in R&D expenses for the three and six months ended June 30, 2010 was primarily attributable to a decrease in spending on external trials and studies, partially offset by increases in compensation and benefit expenses and stock-based compensation. We anticipate R&D expenses to increase in absolute dollars for the remainder of 2010 from the level experienced in the first six months of 2010 as we expect to incur expenses on external testing and studies related to the development of our new consumer products as a well as our Rx programs.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three and six months ended June 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Marketing and business development	$160,751	$120,061	33.9%	$286,989	$236,034	21.6%
Percentage of total revenue	48.7%	86.7%		71.7%	104.6%

M&BD expenses increased by approximately $40,700, or 33.9%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by approximately $51,000, or 21.6%, for the six months ended June 30, 2010 compared to the same period in 2009. The increase for the three and six months ended June 30, 2010 was primarily attributable to increases in compensation and benefit expenses resulting from a personnel addition, stock-based compensation, advertising and other marketing expenses. We anticipate M&BD expenses to increase in absolute dollars for the remainder of 2010 from the level experienced in the first six months of 2010 as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as for new skin care products we plan to introduce in 2010.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three and six months ended June 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
General and administrative	$347,115	$411,921	(15.7)%	$706,860	$773,789	(8.6)%
Percentage of total revenue	105.1%	297.4%		176.7%	342.8%

G&A expenses decreased by approximately $64,800, or 15.7%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by approximately $66,900, or 8.6%, for the six months ended June 30, 2010 compared to the same period in 2009. The decrease for the three and six months ended June 30, 2010 was primarily due to decreases in consulting fees and general corporate expenses. We anticipate G&A expenses for the remainder of 2010 to be consistent with the level experienced in the first half of 2010.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three and six months ended June 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2009	2009
Accounting, legal and professional fees	$185,168	$116,086	59.5%	$306,775	$300,811	2.0%
Percentage of total revenue	56.0%	83.8%		76.7%	133.3%

Accounting, legal and professional fees increased by approximately $69,100, or 59.5%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by approximately $6,000, or 2.0%, for the six months ended June 30, 2010 compared to the same period in 2009. The increase for the three months ended June 30, 2010 was primarily due to increases in accounting fees and legal fees associated with intellectual property protection and general corporate matters. The increase for the six months ended June 30, 2010 was primarily due to increases in legal fees associated with intellectual property protection and accounting fees, partially offset by decreases in legal fees related to general corporate matters.

For the remainder of 2010, we anticipate legal and professional fees to increase compared to the level experienced in the first six months of 2010 as we expect to incur higher legal expenses related to distribution and licensing agreements and intellectual property protection.

Depreciation and Amortization

Depreciation and amortization expenses for the three and six months ended June 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2009	2009
Depreciation and amortization	$29,291	$32,530	(10.0)%	$58,373	$66,002	(11.6)%
Percentage of total revenue	8.9%	23.5%		14.6%	29.2%

Depreciation and amortization expenses decreased by approximately $3,200, or 10.0%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by approximately $7,600, or 11.6%, for the six months ended June 30, 2010 compared to the same period in 2009. The decrease for the three and six months ended June 30, 2010 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2010, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first half of 2010.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to our outstanding convertible notes payable and accretion of discount on the convertible notes payable.

Other income (expense), net for the three and six months ended June 30, 2010 and 2009 is summarized in the table below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Interest income	$1,014	$3,102	(67.3)%	$1,359	$8,145	(83.3)%
Interest expense on convertible note payable	(35,745)	(27,404)	30.4%	(64,273)	(41,485)	54.9%
Interest expense on convertible note payable, related party	(154,575)	(101,721)	52.0%	(270,279)	(182,948)	47.7%
Accretion of discount on convertible note payable	(10,089)	(9,079)	11.1%	(19,186)	(13,736)	39.7%
Accretion of discount on convertible note payable, related party	(18,227)	(13,856)	31.5%	(33,177)	(21,144)	56.9%

Other income (expense), net	$(217,622)	$(148,958)	46.1%	$(385,556)	$(251,168)	53.5%

Interest Income. Interest income decreased by approximately $2,100, or 67.3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and by approximately $6,800, or 83.3%, for the six months ended June 30, 2010 compared to the same period in 2009, due primarily to lower prevailing interest rates. For the remainder of 2010, we expect interest income to decrease due to our decreasing balance in cash and cash equivalents.

Interest Expense on Convertible Notes Payable, Including Related Party. Interest expense related to our outstanding convertible notes payable, including those issued to related parties, increased by approximately $61,200, or 47.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by approximately $110,100, or 49.1%, for the six months ended June 30, 2010 compared to the same period in 2009. Interest expense in the three and six months ended June 30, 2010 was higher primarily due to additional interest expense incurred from the convertible promissory notes issued in March and May 2010 (the 2010 Notes). We anticipate future quarterly interest expense associated with our outstanding convertible notes payable to be consistent with the level experienced in the second quarter of 2010.

Accretion of Discount on Convertible Notes Payable, Including Related Party. Accretion of discount on our outstanding convertible notes payable, including those issued to related parties, increased by approximately $5,400, or 23.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by approximately $17,500, or 50.1%, for the six months ended June 30, 2010 compared to the same period in 2009. The higher accretion of discount on convertible notes payable in the three and six months ended June 30, 2010 was primarily due to the additional debt issued during the first half of 2010. We anticipate future quarterly accretion of discount on the outstanding convertible notes payable to be consistent with the level experienced in the second quarter of 2010.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of June 30, 2010, we had approximately $3,036,000 in cash and cash equivalents, compared to approximately $1,344,700 in cash and cash equivalents at December 31, 2009. The increase in cash and cash equivalents from December 31, 2009 was primarily attributable to the proceeds of $3,200,000 from our issuance of the 2010 Notes and detachable warrants, partially offset by approximately $1,509,000 of cash used in operations and a purchase of capital assets.

Cash Flows from Operating Activities

        Cash used in operating activities for the six months ended June 30, 2010 and 2009 was approximately $1,507,700 and $1,650,800, respectively, in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations while investing in activities to expand our product lines and revenue base. During the six months ended June 30, 2010, the primary working capital uses of cash included increases in accounts receivable, inventory and prepaid expenses and other current assets, partially offset by increases in trade payables, accrued compensation and benefits, and other accrued expenses. For the six months ended June 30, 2009, the primary working capital uses of cash included increases in accounts receivable and inventory as well as a decrease in accrued compensation and benefits, partially offset by a decrease in prepaid expenses and other current assets and an increase in accrued expenses.

The increases in accounts receivable for the six months ended June 30, 2010 and 2009 were primarily attributable to shipments late in the second quarter of 2010 as well as royalty receivable recorded at the end of the second quarter of 2010. Inventory, which consists of peptides held for resale and our proprietary branded skin care products, increased by approximately $59,000 for the six months ended June 30, 2010 and by approximately $51,600 for the six months ended June 30, 2009, primarily due to purchases of skin care product inventory in anticipation of customer demand.

Cash Flows from Investing Activities

For the six months ended June 30, 2010, cash used in investing activities was approximately $1,200 due to a purchase of capital assets. For the six months ended June 30, 2009, cash provided by investing activities was approximately $968,900 which represented a reclassification of $970,000 from restricted cash to cash and cash equivalents following the completion of the convertible promissory note and warrant offering in 2009, offset by approximately $1,100 of capital asset purchases.

Cash Flows from Financing Activities

For the six months ended June 30, 2010, cash provided by financing activities was $3,200,000, which represented the aggregate proceeds from our issuance of the 2010 Notes and detachable warrants in March and May 2010. For the six months ended June 30, 2009, cash provided by financing activities was $2,504,000, which represented the aggregate proceeds of $3,474,000 from our issuance of convertible promissory notes and warrants in the first quarter of 2009 less $970,000 of cash deposits which had already been received as of December 31, 2008.

Based on the current status of our operating and product commercialization development plans, we estimate that our existing cash and cash equivalents will be sufficient to fund our operations, continue with work towards our Rx product development and support the continued expansion of our consumer product program through the remainder of 2010. We will need substantial additional capital in order to maintain the current level of operations, continue commercialization of our technology and advance our pharmaceutical programs beyond 2010. Accordingly, we will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we may not be able to satisfy our existing obligations, including the repayment of the notes issued in 2008 and 2009 by July 1, 2011 and the notes issued in 2010 by July 1, 2013, or we may be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of June 30, 2010:

Contractual Obligations	Remainder of 2010	2011 - 2012	2013 - 2015	Total
Operating lease	$37,446	$156,203	$208,911	$402,560
Convertible notes payable and related accrued interest (1)	—	7,946,761	4,047,123	11,993,884

Total contractual obligations	$37,446	$8,102,964	$4,256,034	$12,396,444

(1)	Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011 in the case of the notes issued in 2008 and 2009, and July 1, 2013 in the case of the notes issued in 2010, or when called by the note holders upon an event of default, including in the event we file for bankruptcy.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” in our Notes to Condensed Financial Statements.

Subsequent Events

See Note 13, “Subsequent Events,” in our Notes to Condensed Financial Statements.

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

ITEM 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01

3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03

3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01

3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03

3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01

4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04

4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04

10.7(b)*	Second Amendment to First Amended and Restated License Agreement dated as of May 6, 2010 between the Company and Grant Industries, Inc.	X

10.18	Membership Interest Agreement dated as of July 1, 2010 among the Company, Camden Street Partners, LLC, NuGlow Cosmaceuticals, LLC and Steven Sheiner	X

10.19*	Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC dated as of July 1, 2010 among the Company, Camden Street Partners, LLC and NuGlow Cosmaceuticals, LLC	X

10.20*	Supply Agreement dated as of July 1, 2010 between the Company and NuGlow Cosmaceuticals, LLC	X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of the Company’s Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of the Company’s Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2010

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. STEPHEN BEATTY
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)