Form 10-Q
period 2010-09-30
HELIX BIOMEDIX INC
filed 2010-11-04
CIK 831749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 25,653,512 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,027,312	$1,344,719
Accounts receivable, net	47,017	55,685
Inventory	288,098	202,815
Prepaid expenses and other current assets	115,145	34,461

Total current assets	2,477,572	1,637,680
Property and equipment, net	51,451	84,880
Intangible assets, net	231,010	281,838
Investment in affiliated company	328,529	—
Other assets	25,980	8,522

Total assets	$3,114,542	$2,012,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$68,380	$66,455
Accrued compensation and benefits	48,208	29,697
Accrued expenses	30,950	46,502
Deferred revenue	70,798	—
Deferred rent, current	4,283	—
Current portion of convertible notes payable	1,346,769	—
Current portion of convertible notes payable, related party	5,058,427	—
Accrued interest on current portion of convertible notes payable	179,111	—
Accrued interest on current portion of convertible notes payable, related party	904,855	—

Total current liabilities	7,711,781	142,654
Deferred rent, non-current	37,171	6,008
Convertible notes payable, non-current	533,624	1,319,532
Convertible notes payable, related party, non-current	2,601,737	5,016,860
Accrued interest on convertible notes payable, non-current	20,855	96,897
Accrued interest on convertible notes payable, related party, non-current	121,392	599,694

Total liabilities	11,026,560	7,181,645
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 25,653,512 shares outstanding at September 30, 2010, and December 31, 2009	25,654	25,654
Additional paid-in capital	30,908,513	30,663,081
Accumulated deficit	(38,846,185)	(35,857,460)

Total stockholders’ deficit	(7,912,018)	(5,168,725)

Total liabilities and stockholders’ deficit	$3,114,542	$2,012,920

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Licensing fees	$48,007	$28,979	$253,525	$93,551
Peptide and consumer product sales	45,673	68,867	240,271	209,837
Administrative services revenue, related party	—	—	—	20,196

Total revenue	93,680	97,846	493,796	323,584

Cost of revenue:
Cost of peptide and consumer product sales	29,037	52,751	178,271	174,332
Cost of administrative service revenue, related party	—	—	—	19,800

Total cost of revenue	29,037	52,751	178,271	194,132

Gross profit	64,643	45,095	315,525	129,452
Operating expenses:
Research and development	196,752	159,752	572,617	559,444
Marketing and business development	193,027	132,234	480,016	368,268
General and administrative	431,202	366,941	1,138,062	1,140,730
Accounting, legal and professional fees	107,263	134,390	414,038	435,201
Depreciation and amortization	28,430	31,820	86,803	97,822

Total operating expenses	956,674	825,137	2,691,536	2,601,465

Loss from operations	(892,031)	(780,042)	(2,376,011)	(2,472,013)

Other income (expense):
Interest income	1,027	929	2,386	9,074
Interest expense on convertible notes payable	(38,796)	(27,706)	(103,069)	(69,191)
Interest expense on convertible notes payable, related party	(156,274)	(102,839)	(426,553)	(285,787)
Accretion of discount on convertible notes payable	(10,675)	(9,179)	(29,861)	(22,915)
Accretion of discount on convertible notes payable, related party	(18,427)	(14,008)	(51,604)	(35,152)
Equity in loss of affiliated company	(4,013)	—	(4,013)	—

Other income (expense), net	(227,158)	(152,803)	(612,714)	(403,971)

Net loss and comprehensive loss	$(1,119,189)	$(932,845)	$(2,988,725)	$(2,875,984)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.12)	$(0.11)

Weighted average shares outstanding	25,653,512	25,653,512	25,653,512	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2009 and for the Nine Months Ended September 30, 2010

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Number of Shares	Amount
Balance at December 31, 2008	25,653,512	$25,654	$30,342,249	$(32,082,425)	$(1,714,522)
Stock-based compensation	—	—	101,970	—	101,970
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	218,862
Net loss	—	—	—	(3,775,035)	(3,775,035)

Balance at December 31, 2009	25,653,512	25,654	30,663,081	(35,857,460)	(5,168,725)
Stock-based compensation	—	—	168,132	—	168,132
Relative fair value of detachable warrants issued with convertible notes payable	—	—	77,300	—	77,300
Net loss	—	—	—	(2,988,725)	(2,988,725)

Balance at September 30, 2010	25,653,512	$25,654	$30,908,513	$(38,846,185)	$(7,912,018)

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(2,988,725)	$(2,875,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,803	97,822
Stock-based compensation expense	168,132	80,056
Interest expense on convertible notes payable	103,069	69,191
Interest expense on convertible notes payable, related party	426,553	285,787
Accretion of discount on convertible notes payable	29,861	22,915
Accretion of discount on convertible notes payable, related party	51,604	35,152
Equity in loss of affiliated company	4,013	—
Changes in assets and liabilities:
Accounts receivable, net	8,668	(10,491)
Inventory	(85,283)	(85,516)
Prepaid expenses and other current assets	(80,684)	57,649
Accounts payable	1,925	54,463
Accrued compensation and benefits	18,511	(58,571)
Other accrued expenses	19,894	(20,695)
Deferred revenue	70,798	—

Net cash used in operating activities	(2,164,861)	(2,348,222)

Cash flows from investing activities
Release of restricted cash from convertible debt subscription	—	970,000
Purchases of property and equipment	(2,546)	(20,432)
Investment in affiliated company	(350,000)	—

Net cash provided by (used in) investing activities	(352,546)	949,568

Cash flows from financing activities
Proceeds from issuance of convertible notes payable and detachable warrants	550,000	404,000
Proceeds from issuance of convertible notes payable and detachable warrants, related party	2,650,000	2,100,000

Net cash provided by financing activities	3,200,000	2,504,000

Net increase in cash and cash equivalents	682,593	1,105,346
Cash and cash equivalents at beginning of period	1,344,719	984,844

Cash and cash equivalents at end of period	$2,027,312	$2,090,190

Non-cash investing and financing activities
Issuance of convertible notes payable and detachable warrants in exchange for release of restricted cash	$—	$970,000

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), to establish requirements that an entity must meet in order to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. Under the provisions of ASU 2009-13, in the absence of VSOE or TPE, entities are required to estimate the selling prices for one or more delivered and undelivered elements in a multiple-element arrangement and allocate the arrangement fee to the elements based on their relative selling prices. ASU 2009-13 is effective prospectively for multiple-deliverable revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The impact, if any, of adopting ASU 2009-13 will depend on the nature and terms of the Company’s future revenue arrangements.

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

Interest expense related to the 2008 Amended Note (based on the stated rate of 8%) for each of the three months ended September 30, 2010 and 2009 was $60,493, and for each of the nine months ended September 30, 2010 and 2009 was $179,507.

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

The 2009 Notes are being accreted from their carrying value of $3,255,138 at the issuance dates to their settlement amount of $3,474,000 at July 1, 2011 through the statement of operations using the effective interest method. From the issuance dates through September 30, 2010, cumulative accretion of discount related to the 2009 Notes totaled $150,058. Accretion of debt discount related to the 2009 Notes for each of the three months ended September 30, 2010 and 2009 was $23,187 and for the nine months ended September 30, 2010 and 2009 was $68,804 and $58,067, respectively. Financing costs associated with the issuance of the 2009 Notes and 2009 Warrants were not material and therefore were expensed as incurred.

Interest expense resulting from the stated rate related to the 2009 Notes for each of the three months ended September 30, 2010 and 2009 was $70,052 and for the nine months ended September 30, 2010 and 2009 was $207,869 and $175,471, respectively. The effective interest rate related to the 2009 Notes for the period from the issuance dates through September 30, 2010, including accretion of discount, was 10.6%.

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

The 2010 Notes are being accreted from their carrying value of $3,122,700 at the issuance dates to their settlement amount of $3,200,000 at July 1, 2013 through the statement of operations using the effective interest method. For the three and nine months ended September 30, 2010, accretion of discount related to the 2010 Notes totaled $5,915 and $12,661, respectively. Financing costs associated with the issuance of the 2010 Notes and related warrants were not material and therefore were expensed as incurred.

Interest expense resulting from the stated interest rate related to the 2010 Notes for the three and nine months ended September 30, 2010, was $64,525 and $142,246, respectively. The effective interest rate related to the 2010 Notes for the period from the issuance dates through September 30, 2010, including accretion of discount, was 8.7%.

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of September 30, 2010. As required by Accounting Standard Codification (ASC) 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,695,910	$1,695,910	$—	$—
Option to call the 2008 Amended Note	—	—	—	—
Option to prepay the 2008 Amended Note	—	—	—	—
Option to purchase interest in affiliated company	17,458	—	—	17,458

Option to purchase interest in affiliated company. The fair value of the option to purchase interest in an affiliated company (see Note 10) was classified in other assets at September 30, 2010. The Company estimated the fair value of this asset using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA).

Financial Instruments. The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at September 30, 2010 and December 31, 2009 because of the short-term nature of these instruments. As there is no established market for the Company’s convertible notes, the Company estimated the fair value of its convertible notes payable, including related party, using market-based parameters for the various components of the convertible notes. The fair value of the accrued interest on convertible notes payable, including related party, was estimated as the present value of expected future payments, discounted by an interest rate commensurate with the risk-free interest rate for an equivalent maturity term.

The table below summarizes the carrying values and estimated fair values for certain of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Current portion of convertible notes payable	$1,346,769	$1,279,469	$—	$—
Current portion of convertible notes payable, related party	5,058,427	4,749,120	—	—
Accrued interest on current portion of convertible notes payable	179,111	178,749	—	—
Accrued interest on current portion of convertible notes payable, related party	904,855	903,026	—	—
Convertible notes payable, non-current	533,624	533,349	1,319,532	1,116,240
Convertible notes payable, related party, non-current	2,601,737	2,569,771	5,016,860	4,143,250
Accrued interest on convertible notes payable, non-current	20,855	20,492	96,897	95,746
Accrued interest on convertible notes payable, related party	121,392	119,281	599,694	592,569

Total	$10,766,770	$10,353,257	$7,032,983	$5,947,805

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

During the three months ended September 30, 2010 and 2009, the Company granted 250,000 and 70,500 stock options, respectively, with a weighted-average grant date fair value of $0.31 and $0.29 per share, respectively. For the nine months ended September 30, 2010 and 2009, the Company granted 785,000 and 190,500 stock options, respectively, with a weighted-average grant

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

date fair value of $0.28 and $0.35 per share, respectively. In determining the fair value of stock options granted during the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, the following key assumptions were used in the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.41%	2.78%	1.41% – 2.77%	1.89% – 2.78%
Expected dividend yield	0	0	0	0
Expected terms in years	5.0	6.0	5.0 – 6.0	5.5 – 6.0
Expected volatility	106%	105%	98% – 106%	101% – 105%

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

The amount of stock-based compensation expense recognized in the three months ended September 30, 2010 and 2009 related to stock options was $104,269 and $18,828, respectively, and for the nine months ended September 30, 2010 and 2009 was $168,132 and $80,056, respectively. As of September 30, 2010, total unrecognized stock-based compensation related to non-vested stock options was $109,400, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

A summary of the Company’s stock compensation expense for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$2,708	$386	$7,178	$1,146
Marketing and business development	9,602	5,645	26,220	15,710
General and administrative	91,959	12,797	134,734	63,200

Total stock-based compensation	$104,269	$18,828	$168,132	$80,056

A summary of the Company’s stock option activity for the nine months ended September 30, 2010 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,111,250	$1.04
Granted	785,000	$0.35
Exercised	—	—
Forfeited	—	—
Expired	(27,300)	$0.70

Outstanding, September 30, 2010	3,868,950	$0.91	4.70	$120,710

Exercisable, September 30, 2010	3,361,962	$0.99	4.02	$46,605

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.48 on September 30, 2010, which is the value of the stock that would have been received by the optionees had all of the options with exercise prices less than $0.48 been exercised on that date.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2010, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 1,486,050 shares remained available for future grants. Additional information regarding options outstanding as of September 30, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.19 – $0.49	1,025,500	7.88	$0.36	530,457	$0.39
$0.50 – $0.85	998,200	6.37	$0.65	986,255	$0.66
$1.00 – $1.50	1,462,750	1.97	$1.22	1,462,750	$1.22
$1.75 – $1.94	382,500	2.29	$1.81	382,500	$1.81

$0.19 – $1.94	3,868,950	4.70	$0.91	3,361,962	$0.99

Note 5. Stockholders’ Equity

During the first nine months of 2010, the Company issued warrants to purchase 800,000 shares of the Company’s common stock with an exercise price of $0.80 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $3,200,000, and during the first nine months of 2009, the Company issued warrants to purchase 868,500 shares of the Company’s common stock with an exercise price of $1.00 per share in connection with the issuance of convertible promissory notes in the aggregate principal amount of $3,474,000 (see Note 2). As of September 30, 2010, the Company had warrants outstanding to purchase 4,952,319 shares of the Company’s common stock with exercise prices ranging from $0.25 to $6.00 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average outstanding options	3,760,380	3,343,732	3,582,257	3,372,302
Weighted average outstanding warrants	4,952,319	4,289,819	4,773,656	4,167,590

Note 7. Inventory

Inventory consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Work in process	$69,172	$4,731
Finished goods	218,926	198,084

	$288,098	$202,815

Note 8. Property and Equipment

Property and equipment consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Machinery and equipment	$567,050	$564,504
Website development costs	42,520	42,520
Furniture and fixtures	55,614	55,614
Leasehold improvements	43,993	43,993

	709,177	706,631
Less accumulated depreciation	(657,726)	(621,751)

Property and equipment, net	$51,451	$84,880

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Aggregate depreciation expense for property and equipment during the three months ended September 30, 2010 and 2009 was $11,487 and $14,878, respectively, and was $35,975 and $43,000 during the nine months ended September 30, 2010 and 2009, respectively.

Note 9. Intangible Assets

Identifiable intangible assets consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(886,869)	(836,041)

Intangible assets, net	$231,010	$281,838

Amortization expense for intangible assets during the three months ended September 30, 2010 and 2009 was $16,943 and $16,942, respectively, and was $50,828 and $54,822 during the nine months ended September 30, 2010 and 2009, respectively.

Note 10. Agreements with Affiliated Company

Membership Interest Agreement

On July 1, 2010, the Company entered into a Membership Interest Agreement (NuGlow Membership Agreement) by and among the Company, Camden Street Partners, LLC, a California limited liability company (Camden), NuGlow Cosmaceuticals, LLC, a California limited liability company (NuGlow), and Steven Sheiner pursuant to which the Company received a 30% membership interest in NuGlow in exchange for a capital contribution in NuGlow of $350,000.

Amended and Restated Operating Agreement

In connection with the NuGlow Membership Agreement, the Company, Camden and NuGlow entered into an Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC, a California limited liability company (NuGlow Operating Agreement), dated as of July 1, 2010, pursuant to which the parties agreed that:

(i)	Camden shall manage NuGlow;

(ii)	70% of any profit distributions by NuGlow shall be paid to the Company first until the Company has received repayment of its capital contribution, after which time such distributions shall be made ratably to all NuGlow members;

(iii)	Upon a dissolution or liquidation, all of NuGlow’s cash or other distributions shall be paid to the Company first until the Company has received repayment of its capital contribution; after which time such distributions shall be made ratably to all NuGlow members;

(iv)	NuGlow may not take certain actions or engage in certain transactions without the Company’s prior written consent, including, without limitation, the incurrence of indebtedness, the admission of additional members, the merger or sale of NuGlow or its assets, or the dissolution of NuGlow;

(v)	NuGlow shall establish a product oversight committee consisting of two designees of the Company and one designee of Camden to oversee certain matters related to NuGlow product management;

(vi)	Transfers of NuGlow membership interests shall be subject to certain restrictions, including, without limitation, a right of first refusal by NuGlow and its members;

(vii)	Upon certain circumstances, the Company has the right to purchase all of Camden’s membership interest in NuGlow (Purchase Option); and

(viii)	If the Company does not exercise the Purchase Option, or at any time before the Company exercises its Purchase Option upon a change of control of the Company or a sale of substantially all of its assets or upon the Company’s insolvency or bankruptcy, Camden has the right to purchase all of the Company’s membership interest in NuGlow.

As the Company owns a 30% membership interest in NuGlow and does not have control over NuGlow, the Company accounted for its membership interest in NuGlow as an equity investment. The Company has not provided financial support to NuGlow other than the required capital contributions and the Company is not contractually obligated to provide further financial support to

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NuGlow. The Company’s exposure to loss as a result of its investment in NuGlow is limited to the cost of capital contributions it provided. The membership interest in NuGlow was recorded at $332,542 at the date of acquisition and shall be adjusted each reporting period to recognize the Company’s share of NuGlow’s net earnings or losses and distributions, if any.

The Company separately accounted for the Purchase Option as a derivative asset and included it in the balance sheet as other assets, with changes in value to be recognized in the statement of operations over the life of the option. The Company estimated the fair value of the Purchase Option to be $17,458 at the acquisition date.

During the three months ended September 30, 2010, the Company’s share of NuGlow’s net loss was approximately $4,000. This net loss has been included in “Investment in affiliated company” in the Company’s condensed balance sheet at September 30, 2010 and presented as “Equity in loss of affiliated company” in the accompanying condensed statements of operations for the three and nine months ended September 30, 2010. The Company used the multiple of earnings method to estimate the fair value of the Purchase Option. As the assumptions related to NuGlow’s potential future revenue and projected EBITDA did not change significantly during the three months ended September 30, 2010, the Company estimated that the change in fair value of the Purchase Option during this reporting period was not material.

NuGlow’s condensed balance sheets at July 1, 2010 and September 30, 2010 and statements of operations for the three months ended September 30, 2010 are as follows:

	September 30, 2010 (Unaudited)	July 1, 2010 (Unaudited)
CONDENSED BALANCE SHEETS ASSETS
Assets
Cash	$237,744	$485
Accounts receivable, net	352	810
Inventory	63,884	66,161
Prepaid expenses and other current assets	72,198	572

Total assets	$374,178	$68,028

Liabilities and members’ equity
Accounts payable and current liabilities	$306	$30,780
Members’ equity	373,872	37,248

Total liabilities and members’ equity	$374,178	$68,028

Three Months Ended September 30, 2010 (Unaudited)
CONDENSED STATEMENTS OF OPERATIONS
Revenue	$11,133
Cost of goods sold	5,493
Operating expenses	19,016

Net loss	$(13,376)

Supply Agreement

The Company and NuGlow entered into a Supply Agreement dated as of July 1, 2010 pursuant to which NuGlow shall purchase from the Company for resale certain of the Company’s proprietary skincare products for beauty and cosmetic and over-the-counter uses. The term of the Supply Agreement will continue until June 30, 2013 and will automatically renew for successive one-year terms thereafter unless earlier terminated as provided therein.

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Other Assets

Other assets consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company (see Note 10)	17,458	—

Other assets	$25,980	$8,522

Note 12. Deferred Revenue

During the third quarter of 2010, the Company received approximately $71,000 from NuGlow as prepayment for consumer product orders. As of September 30, 2010, the Company had not yet delivered these products and therefore, had recorded the cash receipt from NuGlow as deferred revenue.

Note 13. Liquidity and Capital Resources

For the nine months ended September 30, 2010, the Company incurred a net loss of $2,988,725. At September 30, 2010, the Company had $2,027,312 in cash and cash equivalents. For the nine months ended September 30, 2010, cash used in operations was $2,164,861, cash used in investing activities was $352,546, consisting of investment in an affiliated company and purchases of capital assets, and cash provided by financing activities was $3,200,000, which represented the proceeds from the issuance of the 2010 Notes and detachable warrants in March and May 2010.

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

Note 14. Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of September 30, 2010, the Company maintained approximately $1,696,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. To date the Company has not experienced any losses in its money market account.

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Customer A	87%	79%	71%	79%
Customer B	—	16%	—	—
Customer C	—	—	17%	—

Note 15. Commitments and Contingencies

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

HELIX BIOMEDIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future minimum rental payments required under this lease agreement are as follows:

	Remainder of 2010	2011	2012	2013	Thereafter	Total
Operating lease	$18,816	$76,947	$79,256	$81,634	$127,277	$383,930

Note 16. Subsequent Events

As of November 5, 2010, the Company was in the process of evaluating various alternatives for refinancing its 2008 Amended Note and 2009 Notes due July 1, 2011 and 2010 Notes due July 1, 2013. See Note 2, “Financing Events,” and Note 13, “Liquidity and Capital Resources,” for a summary description of the 2008 Amended Note and the 2009 and 2010 Notes.

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

Results of Operations

Our net loss for the three months ended September 30, 2010 was approximately $1,119,000, or $0.04 per share, reflecting an increase of approximately $186,000 from a net loss of approximately $933,000, or $0.04 per share, for the three months ended September 30, 2009. Our net loss for the nine months ended September 30, 2010 was approximately $2,989,000, or $0.12 per share, reflecting an increase of approximately $113,000 from a net loss of approximately $2,876,000, or $0.11 per share, for the same period in 2009. The increase in net loss for the three and nine months ended September 30, 2010 resulted primarily from higher spending in external trials and studies and marketing activities related to our consumer products, as well as increased interest expense related to additional convertible notes payable issued during March and May 2010.

As of September 30, 2010, our accumulated deficit was approximately $38,846,000. We may continue to incur substantial operating losses over the next several years, due principally to the costs associated with our current level of operations, continued commercialization of our technology, and advancement of our pharmaceutical programs. In light of the prolonged global economic uncertainty, we continue to manage our expenses and allocate resources with the goals of expanding revenue growth and maximizing cash flow and liquidity.

Revenue

Revenue in the three and nine months ended September 30, 2010 and 2009 consisted primarily of license fees, peptide sales, consumer product sales and administrative services revenue as summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
License fees	$48,007	$28,979	65.7%	$253,525	$93,551	171.0%
Peptide and consumer product sales	45,673	68,867	(33.7)%	240,271	209,837	14.5%
Administrative services revenue, related party	—	—	—	—	20,196	(100.0)%

Total revenue	$93,680	$97,846	(4.3)%	$493,796	$323,584	52.6%

Our total revenue decreased by approximately $4,000, or 4.3%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and increased by approximately $170,000, or 52.6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The lower revenue for the three months ended September 30, 2010 was due primarily to a decrease in peptide sales, partially offset by an increase in license fees. The increase in total revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due to increases in license fees as well as sales of peptides and consumer products.

License fees, which are derived from royalty arrangements, increased by approximately $19,000, or 65.7%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by approximately $160,000, or 171.0%, for the first nine months of 2010 compared to the same period in the previous year. The increases in our royalty revenue for the three and nine months ended September 30, 2010 reflected increased levels of product sales from our existing licensees as well as royalties earned from new licensees.

Peptide and consumer product sales decreased by approximately $23,000, or 33.7%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and increased by approximately $30,000, or 14.5%, for the first nine months of 2010 compared to the same period in the previous year. The fluctuation in our peptide sales, which decreased by 35.1% for the three months ended September 30, 2010 and increased by 4.6% for the nine months ended September 30, 2010 compared to the respective periods in the prior year, resulted from the manufacturing cycles of our customers. Consumer product sales decreased by 13.7% for the three months ended September 30, 2010 and increased by 116.3% for the nine months ended September 30, 2010 compared to respective periods in 2009. The decrease for the third quarter of 2010 was small in absolute dollars and reflected lower sales to end user consumers. The increase for the first nine months of 2010 was primarily attributable to sales to our new international distributor earlier in 2010. We expect that consumer product sales will continue to grow. Sales of consumer products accounted for less than 10% of our total revenue for all of the periods presented.

Administrative services revenue reflects revenue received from DermaVentures, LLC, a related party, for marketing costs associated with DermaVentures’ product line and other out-of-pocket expenses we incurred on DermaVentures’ behalf. As we terminated our Management Services Agreement with DermaVentures in September 2009, we did not generate any administrative services revenue during the three and nine months ended September 30, 2010, or the three months ended September 30, 2009. For the nine months ended September 30, 2009, administrative services revenue was $20,200. Administrative services revenue was typically invoiced to DermaVentures at or near cost and therefore had no material net effect on our gross profit or net loss for any period presented.

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

Cost of revenue and gross profit for the three and nine months ended September 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009		2010	2009
Cost of peptides and consumer product sales	$29,037	$52,751	(45.0)%	$178,271	$174,332	2.3%
Percentage of total revenue	31.0%	53.9%		36.1%	53.9%
Percentage of related revenue	63.6%	76.6%		74.2%	83.1%
Cost of administrative services revenue, related party	$—	$—	—	$—	$19,800	(100.0)%
Percentage of total revenue	—	—		—	6.1%
Percentage of related revenue	—	—		—	98.0%

Total cost of revenue	$29,037	$52,751	(45.0)%	$178,271	$194,132	(8.2)%
Gross profit	$64,643	$45,095	43.3%	$315,525	$129,452	143.7%

Cost of peptide and consumer product sales decreased by approximately $24,000, or 45.0%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and increased by approximately $4,000, or 2.3%, for the first nine months of 2010 compared to the same period in the previous year. Gross margin on peptide and consumer product sales increased to 36.4% for the three months ended September 30, 2010 compared to 23.4% for the three months ended September 30, 2009, and increased to 25.8% for the nine months ended September 30, 2010 compared to 16.9% for the same period in the prior year. The increase in gross margin related to peptide and consumer product sales was due primarily to the product mix. Sales of certain types of peptide yield a more favorable gross margin, and, in general, consumer product sales generate a higher margin than peptide sales. Our overall gross margin may also be influenced by customer mix, as peptides sold to licensees generate lower margins compared to sales to non-licensees, and, similarly, consumer products sold to distributors result in lower margins compared to sales to direct customers.

Since we terminated our Management Services Agreement with DermaVentures in September 2009, we did not incur any cost of administrative services revenue during the three and nine months ended September 30, 2010, or the three months ended September 30, 2009. Cost of administrative services revenue for the nine months ended September 30, 2009 was approximately $19,800, which consisted primarily of marketing service expenses. As administrative services revenue was invoiced at or near cost, the margin related to this revenue was immaterial.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three and nine months ended September 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009		2010	2009
Research and development	$196,752	$159,752	23.2%	$572,617	$559,444	2.4%
Percentage of total revenue	210.0%	163.3%		116.0%	172.9%

R&D expenses increased by $37,000, or 23.2%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by approximately $13,000, or 2.4%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increase in R&D expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to increases in external trials and studies. The increase in R&D expenses for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to increases in compensation and benefit expenses and stock-based compensation. We anticipate R&D expenses for the remainder of 2010 to be consistent with the level experienced in the first nine months of 2010 as we expect to continue our external testing and studies related to the development of our new consumer products as a well as our Rx programs.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three and nine months ended September 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009		2010	2009
Marketing and business development	$193,027	$132,234	46.0%	$480,016	$368,268	30.3%
Percentage of total revenue	206.0%	135.1%		97.2%	113.8%

M&BD expenses increased by approximately $61,000, or 46.0%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by approximately $112,000, or 30.3%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increase for the three and nine months ended September 30, 2010 was primarily attributable to increases in compensation and benefit expenses resulting from a personnel addition, stock-based compensation, advertising and other marketing expenses. We anticipate M&BD expenses to increase in absolute dollars for the remainder of 2010 from the level experienced in the first nine months of 2010 as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as for new skin care products we plan to introduce in the near future.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three and nine months ended September 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009		2010	2009
General and administrative	$431,202	$366,941	17.5%	$1,138,062	$1,140,730	(0.2)%
Percentage of total revenue	460.3%	375.0%		230.5%	352.5%

G&A expenses increased by approximately $64,000, or 17.5%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and decreased by approximately $3,000, or 0.2%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increase for the three months ended September 30, 2010 was primarily due to increases in stock-based compensation expenses and consulting fees. The slight decrease for the nine months ended September 30, 2010 was primarily due to decreases in consulting fees and general corporate expenses, partially offset by increases in compensation and benefit expenses. We anticipate G&A expenses for the remainder of 2010 to be consistent with the level experienced in the first nine months of 2010.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three and nine months ended September 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009		2010	2009
Accounting, legal and professional fees	$107,263	$134,390	(20.2)%	$414,038	$435,201	(4.9)%
Percentage of total revenue	114.5%	137.3%		83.8%	134.5%

Accounting, legal and professional fees decreased by approximately $27,000, or 20.2%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by approximately $21,000, or 4.9%, for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease for the three and nine months ended September 30, 2010 was primarily due to decreases in accounting fees and legal fees associated with intellectual property protection.

For the remainder of 2010, we anticipate legal and professional fees to increase compared to the level experienced in the third quarter of 2010 as we expect to incur higher legal expenses related to distribution and licensing agreements, intellectual property protection, and general corporate matters.

Depreciation and Amortization

Depreciation and amortization expenses for the three and nine months ended September 30, 2010 and 2009 are summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009		2010	2009
Depreciation and amortization	$28,430	$31,820	(10.7)%	$86,803	$97,822	(11.3)%
Percentage of total revenue	30.3%	32.5%		17.6%	30.2%

Depreciation and amortization expenses decreased by approximately $3,000, or 10.7%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by approximately $11,000, or 11.3%, for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease for the three and nine months ended September 30, 2010 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2010, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first nine months of 2010.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to our outstanding convertible notes payable and accretion of discount on the convertible notes payable.

Other income (expense), net for the three and nine months ended September 30, 2010 and 2009 is summarized in the table below.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009		2010	2009
Interest income	$1,027	$929	10.5%	$2,386	$9,074	(73.7)%
Interest expense on convertible note payable	(38,796)	(27,706)	40.0%	(103,069)	(69,191)	49.0%
Interest expense on convertible note payable, related party	(156,274)	(102,839)	52.0%	(426,553)	(285,787)	49.3%
Accretion of discount on convertible note payable	(10,675)	(9,179)	16.3%	(29,861)	(22,915)	30.3%
Accretion of discount on convertible note payable, related party	(18,427)	(14,008)	31.5%	(51,604)	(35,152)	46.8%
Equity in loss of affiliated company	(4,013)	—	—	(4,013)	—	—

Other income (expense), net	$(227,158)	$(152,803)	48.7%	$(612,714)	$(403,971)	51.7%

Interest Income. Interest income was fairly flat in absolute dollars for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and decreased by approximately $7,000, or 73.7%, for the nine months ended September 30, 2010 compared to the same period in 2009, due primarily to lower prevailing interest rates in the first nine months of 2010. For the remainder of 2010, we expect interest income to decrease due to our decreasing balance in cash and cash equivalents.

Interest Expense on Convertible Notes Payable, Including Related Party. Interest expense related to our outstanding convertible notes payable, including those issued to related parties, increased by approximately $65,000, or 49.4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by approximately $175,000, or 49.2%, for the nine months ended September 30, 2010 compared to the same period in 2009. Interest expense in the three and nine months ended September 30, 2010 was higher primarily due to additional interest expense incurred from the convertible promissory notes issued in March and May 2010 (the 2010 Notes). We anticipate future quarterly interest expense associated with our outstanding convertible notes payable to be consistent with the level experienced in the third quarter of 2010.

Accretion of Discount on Convertible Notes Payable, Including Related Party. Accretion of discount on our outstanding convertible notes payable, including those issued to related parties, increased by approximately $6,000, or 25.5%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by approximately $23,000, or 40.3%, for the nine months ended September 30, 2010 compared to the same period in 2009. The higher accretion of discount on convertible notes payable in the three and nine months ended September 30, 2010 was primarily due to the issuance of the 2010 Notes. We anticipate future quarterly accretion of discount on the outstanding convertible notes payable to be consistent with the level experienced in the third quarter of 2010.

Equity in Loss of Affiliated Company. During the three months ended September 30, 2010, we recorded approximately $4,000 as equity in loss of affiliated company, which represented our share of NuGlow’s net loss for the period.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of September 30, 2010, we had approximately $2,027,000 in cash and cash equivalents, compared to approximately $1,345,000 in cash and cash equivalents at December 31, 2009. The increase in cash and cash equivalents from December 31, 2009 was primarily attributable to the proceeds of $3,200,000 from our issuance of the 2010 Notes and detachable warrants, partially offset by cash used in operations of approximately $2,165,000 and cash used in investing activities of approximately $353,000.

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2010 and 2009 was approximately $2,165,000 and $2,348,000, respectively, in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations while investing in activities to expand our product lines and revenue base. During the nine months ended September 30, 2010, the primary working capital uses of cash included increases in inventory and prepaid expenses and other current assets, partially offset by increases in accrued expenses and deferred revenue. For the nine months ended September 30, 2009, the primary working capital uses of cash comprised increases in accounts receivable and inventory as well as decreases in accrued expenses, partially offset by a decrease in prepaid expenses.

The fluctuations in accounts receivable for the nine months ended September 30, 2010 and 2009 were primarily attributable to the timing of product shipments, as well as the amount of royalty receivable recorded at the end of each of those periods.

Inventory, which consists of peptides held for resale and our proprietary branded skin care products, increased by approximately $85,000 for the nine months ended September 30, 2010 and by approximately $86,000 for the nine months ended September 30, 2009. The increase in the first nine months of 2010 was primarily due to purchases of skin care product inventory in anticipation of customer demand, and the increase in the first nine months of 2009 was due primarily to our purchase of peptides to fulfill a purchase agreement entered into in August 2007.

Deferred revenue increased by approximately $71,000 during the first nine months of 2010 due primarily to a prepayment received by an affiliated company for skin care products not yet shipped by September 30, 2010.

Cash Flows from Investing Activities

For the nine months ended September 30, 2010, cash used in investing activities was approximately $353,000 resulting from an investment of $350,000 in an affiliated company and purchases of capital assets of approximately $3,000. For the nine months ended September 30, 2009, cash provided by investing activities was approximately $950,000 which represented a reclassification of $970,000 from restricted cash to cash and cash equivalents following the completion of the convertible promissory note and warrant offering in 2009, offset by approximately $20,000 of capital asset purchases.

Cash Flows from Financing Activities

For the nine months ended September 30, 2010, cash provided by financing activities was $3,200,000, which represented the aggregate proceeds from our issuance of the 2010 Notes and warrants in March and May 2010. For the nine months ended September 30, 2009, cash provided by financing activities was $2,504,000, which represented the aggregate proceeds of $3,474,000 from our issuance of convertible promissory notes and warrants in the first quarter of 2009 less $970,000 of cash deposits which had already been received as of December 31, 2008.

Based on the current status of our operating and product commercialization development plans, we estimate that our existing cash and cash equivalents will be sufficient to fund our operations, continue with work towards our Rx product development and support the continued expansion of our consumer product program through the remainder of 2010. We will need substantial additional capital in order to maintain the current level of operations, continue commercialization of our technology and advance our pharmaceutical programs beyond 2010. Accordingly, we will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we may not be able to satisfy our existing obligations, including the repayment of the notes issued in 2008 and 2009 by July 1, 2011 and the 2010 Notes by July 1, 2013, or we may be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of September 30, 2010:

Contractual Obligations	Remainder of 2010	2011 - 2012	2013 - 2015	Total
Operating lease	$18,816	$156,203	$208,911	$383,930
Purchase order commitments (1)	104,771	—	—	104,771
Convertible notes payable and related accrued interest(2)	—	7,946,761	4,047,123	11,993,884

Total contractual obligations	$123,587	$8,102,964	$4,256,034	$12,482,585

(1)	Purchase order commitments represent open orders for inventory.
(2)	Interest is accrued at the rate of 8% per annum and is due and payable on the earlier of July 1, 2011 in the case of the notes issued in 2008 and 2009, and July 1, 2013 in the case of the 2010 Notes, or when called by the note holders upon an event of default, including in the event we file for bankruptcy.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” in our Notes to Condensed Financial Statements.

Subsequent Events

See Note 16, “Subsequent Events,” in our Notes to Condensed Financial Statements.

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

Our highly leveraged capital structure and other factors could limit our ability to obtain additional financing and our growth opportunities and could adversely affect our ability to fulfill our obligations under our outstanding convertible notes payable.

As of September 30, 2010, there was approximately $10.8 million aggregate principal amount and accrued interest outstanding on our outstanding convertible notes payable, approximately $7.5 million of which was classified as current liabilities due and payable on July 1, 2011. Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business because, among other things, it will require us to dedicate a substantial portion of our operating cash flow to fund interest expense, reducing funds available for our operations or other purposes, and it may limit our ability to obtain additional financing in the future. Our ability to meet our obligations, including repayment of our outstanding convertible notes payable, and to fund future operations and growth will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We do not expect that our business will generate cash flow from operations in an amount sufficient to enable us to meet our obligations under our outstanding convertible notes payable or to fund our other liquidity needs. If our indebtedness cannot be repaid at maturity or refinanced, we will not be able to meet our obligations under our outstanding convertible notes payable, which could result in the cessation of our business. If we default on our debt or if we are liquidated, the value of our assets likely will not be sufficient to fully satisfy our obligations, including our outstanding convertible notes payable. As of the filing date of this report, we were in the process of evaluating various alternatives for refinancing our outstanding convertible notes payable.

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

November 4, 2010

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. STEPHEN BEATTY
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)