Form 10-K
period 2010-12-31
HELIX BIOMEDIX INC
filed 2011-03-24
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2010 was $4,381,116, based on the closing sales price of $0.25 on that date. For purposes of this disclosure, all officers and directors of the registrant are deemed to be affiliates of the registrant, as well as stockholders holding more than 10% of the registrant’s outstanding common stock as of such date.

As of March 17, 2011, 49,720,255 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2011 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2010, are incorporated by reference into Part III hereof.

HELIX BIOMEDIX, INC.

FORM 10-K

PART I

Forward-Looking Statements

Our disclosure and analysis in this Annual Report and in the documents incorporated by reference contain forward-looking statements, which provide our current expectations, forecasts and assumptions regarding future events. Forward-looking statements include, without limitation:

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

Overview

Helix BioMedix, Inc. is a biopharmaceutical company with an extensive proprietary library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. Our mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically applied products which offer the benefits of our advanced bioactive small molecule peptide technology. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides.

Our business strategy is to develop our peptide and small molecule portfolio to derive revenue from a broad base of opportunities including licensing to third parties rights to use select proprietary peptides in specific fields of application and commercializing our own branded products. Over the longer term, we intend to pursue applications for products using our technology in medical devices and pharmaceutical preparations. We have developed numerous peptides with unique sequences for use in the following two areas of application:

•
Consumer skin care products — we have developed a range of peptides and small molecule technologies capable of improving different aspects of the skin’s appearance, texture, tone and barrier function and are marketing these peptides as innovative ingredients for cosmetic use; and

•
Prescription (Rx) products — certain of our peptides have demonstrated promising results in the areas of infection control, wound healing and immune modulation and are being developed for Rx applications.

Our Rx focus is on prescription-only topical preparations that would be subject to a shorter regulatory approval process under Section 510(k) of the Food, Drug and Cosmetic Act (510(k) devices). We continue to explore possible sources of funding to support further in-house development work on our pharmaceutical programs, which we believe will enhance potential partnership opportunities with pharmaceutical companies.

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

Consumer Skin Care Products

Since 2004, we have entered into license agreements with skin care contract manufacturers and materials suppliers for inclusion of certain of our proprietary cosmeceutical peptides in acne treatment, anti-aging skin care, color cosmetics, and specialty body care products. We rely on these industry supplier licensees to create both awareness and demand for our technology among their skin care customers.

In late 2008, we began selling our proprietary skin care product line through distributors and directly to consumers. We believe our peptide technology further holds potential as active ingredients for skin care industry leaders. We collaborate directly with leading skin care companies to identify opportunities for strengthening their brand position with differentiated products featuring our peptide technology.

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

We believe our oligopeptide-10 technology promises significant advantages for skin care companies in the over-the-counter acne treatment market. This proprietary peptide may be formulated into products with certain over-the-counter anti-acne ingredients for improvement in blemish-clearing benefits. The skin care benefits of this peptide derive from its ability to bind to a pro-inflammatory substance on the cell wall of the acne-causing bacteria. This pro-inflammatory substance is known to cause much of the redness associated with acne breakouts but, when bound to our peptide, is rendered inactive. Laboratory and clinical testing confirm the additional treatment benefits and higher level of consumer satisfaction associated with formulations that contain our peptide.

A number of companies have formulated and launched anti-acne products incorporating this peptide under license from us or through sublicense from our licensed distributors. We believe the use of this peptide is advantageous for globally marketed anti-acne products, not only because it supports more favorable outcomes with salicylic acid based treatment products, but also because it offers a favorable alternative to benzoyl peroxide, an ingredient that is limited in application due to regulatory restrictions in certain markets as well as its potential harshness on sensitive skin. We anticipate additional anti-acne product introductions in 2011.

Anti-Aging

We have identified and qualified a number of peptides that target changes in the appearance of skin associated with the aging process. Because there are anti-aging skin benefits that derive from the skin’s natural healing process, much of the anti-aging aspect of our peptide library has evolved from the screening processes associated with our pharmaceutical wound healing programs.

Peptides that target improvement in the appearance of aging skin may affect one or more of the age-related skin characteristics such as lines and wrinkles, loss of elasticity, firmness and definition, the appearance of darkened areas or general unevenness of skin tone, rough texture, and thinning of the skin.

One of our lead anti-aging peptides targets several aspects of support for the skin’s structural matrix. This peptide has been demonstrated to accelerate the migration of cells from the skin’s uppermost layer to strengthen areas prone to lines and wrinkles and to impart a smoother, firmer appearance. It has also been clinically demonstrated to provide benefits equivalent to those of the leading prescription anti-aging products, but without the risk of irritation associated with aggressive retinoids. This peptide has been formulated into various cosmeceutical skin care products that are currently in the marketplace, and we anticipate further anti-aging product introductions in 2011.

In August 2007, we entered into a license agreement with Goldschmidt GmbH, a wholly owned subsidiary of Evonik GmbH, a leading supplier of cosmetic ingredients. The agreement provides exclusive rights to certain of our peptides targeted towards skin care and personal care applications. Evonik launched its first Helix BioMedix technology-based peptides in January 2009 and continues to promote the product under the Tego® Pep 4-17 name.  Evonik launched a second Helix BioMedix peptide in October 2010 under the name Tego® Pep 4Even.

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

Helix Branded Products

We launched our first proprietary skin care products under the Striking® brand in the fourth quarter of 2008. The product line, formulated to address perimenopausal and menopausal challenged skin, introduced the exclusive Helix BioMedix SmartPeptide™ Heptapeptide-7 technology that helps nourish keratinocytes to support skin renewal.

Targeted at the health and beauty consumer market, the Striking® Skin Care line features a core ritual of daily essentials including Multi-Vitamin Creme Cleanser, Multi-Peptide Serum, Rejuvenating Eye Creme and Restorative Moisture Creme. The serum, moisturizer and eye cream, formulated with Helix BioMedix’s patented SmartPeptide™ technology, aim to address specific, targeted skin care concerns.

The products are distributed through our dedicated ecommerce website at www.strikingskincare.com, as well as through spas and select catalogue and internet retailers.

In April 2010, we launched our international skin care line, Cerakine™ Anti-Aging Skin Care, which includes a multi-vitamin cleanser, eye cream, moisturizer and serum that form a core daily cleansing and moisturizing ritual.

Helix Private Label Products

We supply private label products to strategic partners with expertise in certain market segments. For example, in July 2010, we entered into a supply agreement with NuGlow Cosmaceuticals, LLC (NuGlow), an affiliated company, for supply of private label products for NuGlow’s direct-to-consumer marketing program. We commenced product shipments to NuGlow in the fourth quarter of 2010. We anticipate providing private label products to additional select customers in 2011.

Rx Programs

We are developing a novel, broad-spectrum, topical anti-infective for the treatment of skin and wound infections and the prevention of Staphylococcus aureus (S. aureus) infections including those caused by Methicillin resistant Staphylococcus aureus (MRSA). These programs are based upon a family of molecules known as lipohexapeptides (or small molecule peptides) that we developed to specifically combine the attributes of small molecule natural products with the advantages of antimicrobial peptides. This class of anti-infective peptides has demonstrated significant improvement in activity, both in vitro and in vivo, over traditional antimicrobial peptides.

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

Our topical Rx product development efforts are currently focused on acne anti-infectives, MRSA, and fungal infections.

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

We are currently aware of several companies that are utilizing peptide-based technologies for antimicrobial applications including: Agennix, Inc., AM Pharma Holdings BV, Inimex Pharmaceuticals, Inc., and Migenix, Inc. In addition, in the skin care and personal care markets, several companies, including Sederma SAS, Pentapharm and Senetek PLC, sell patented specialty ingredients for cosmetic use.

Suppliers

We believe that there are several readily available sources of amino acids used for our peptides. We do not plan to manufacture peptides ourselves on a commercial scale; instead, we have sought collaborations with several established manufacturers specializing in the production of peptides. With their assistance, we have developed production and cost plans that should support the inclusion of our peptides in a wide range of both consumer and clinical products. We believe several of these contract manufacturers are capable of scaling peptide synthesis to support all of our projected volume and configuration requirements.

License Agreements

We entered into a License Agreement with the University of British Columbia (UBC) commencing October 1, 2001, whereby UBC granted us an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The agreement terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the agreement, unless terminated earlier as provided in the agreement. According to its terms, the agreement terminates automatically if a bankruptcy proceeding is brought by or against us, and terminates at UBC’s option upon certain events, including our insolvency or cessation of business, a delinquency of more than 60 days in payments due from us under the agreement, and our breach of certain provisions relating to insurance requirements, use by us of UBC trademarks, and marketing obligations. In addition, either party may terminate the agreement on notice after the opportunity to cure if the other party defaults under the agreement. The Technology licensed under the agreement consists primarily of three United States patents for antimicrobial peptides (as set forth in the table under “Intellectual Property Rights” below) and related methods of use. The license may be sublicensed to Helix BioMedix affiliates. Pursuant to the terms of the agreement, we issued to UBC or its assigns 97,500 shares of our common stock and options to purchase up to 152,500 shares of our common stock at $1.50 per share. The options have a term of ten years and were fully vested upon grant. Additionally, we agreed to pay UBC a royalty of 3.5% of revenue generated from the Technology and any improvements related thereto. We are also required to pay UBC minimum annual royalties and to reimburse UBC for all further costs incurred with respect to the licensed patents, including maintenance fees.

On August 16, 2007, we entered into a License Agreement with Goldschmidt GmbH, a wholly owned subsidiary of Evonik GmbH. Pursuant to the agreement, we granted to Goldschmidt an exclusive license under certain of our patent applications and related rights and technology to, among other things, make and sell formulations for use as ingredients in final products in the cosmetic and non-prescription-drug fields of use. The term of the agreement extends until the expiration of the last-to-expire patent issued under the licensed patent rights, subject to certain termination rights of each party. Either party may terminate the agreement if the other party materially breaches a material provision of the agreement, and fails to cure the breach within the specified notice period. In addition, either party may terminate the agreement if, for any consecutive three-year period after 2010, earned running royalties fall short of certain agreed minimum amounts. In consideration for the license, Goldschmidt agreed to make specified upfront payments (subject to certain conditions) and to pay royalties on its sales of formulations under the agreement. In 2008, we recognized $130,000 in revenue related to upfront payments under the agreement, and we began earning royalty revenue under the agreement in 2009.

On September 12, 2007, we entered into a First Amended and Restated License Agreement with Grant Industries, Inc., which amended and restated the Non-Exclusive License Agreement between the parties dated December 12, 2006, and which has subsequently been amended effective as of December 10, 2008 and May 6, 2010. As amended to date, the initial term of the license agreement expires on December 31, 2011, after which the agreement automatically renews for successive one-year periods, subject to certain termination rights of each party. Either party may terminate the agreement if the other party ceases its business or upon certain events relating to bankruptcy, or if the other materially breaches a provision of the agreement and fails to cure the breach within the specified notice period. We may terminate the license or remove a peptide from the scope of the license if Grant Industries fails to meet certain minimum royalty obligations. The license permits Grant Industries to formulate certain of our proprietary peptides into premix products, and to market and sell those premix products for use in final products in the cosmetic and over-the-counter personal care market, subject to payment of royalties on its sales of premix, and certain minimum royalty obligations. The license grants exclusive rights with respect to six of our peptides.

On August 27, 2008, we entered into a License Agreement with Rodan & Fields, LLC which was subsequently amended as of February 25, 2009. Pursuant to the agreement, we granted to Rodan & Fields a non-exclusive worldwide license to use our protease inhibition technology with our peptides incorporated into products developed and marketed by Rodan & Fields. In exchange for the license, Rodan & Fields agreed to initiate a study validating the benefits of our protease inhibition technology and to pay a royalty fee from sales of products containing our technology. The initial term of the agreement is three years and it automatically renews for successive one-year terms thereafter, subject to certain termination rights of each party, and subject to payment by Rodan & Fields of certain minimum royalties. Either party may terminate the agreement if the other party materially breaches a material provision of the agreement, and fails to cure the breach within the specified notice period. We began earning royalties under the agreement in the fourth quarter of 2009.

Intellectual Property Rights

We have developed a proprietary library containing a broad and diverse array of synthetic bioactive peptides and small molecule compounds. Our peptide library includes not only multiple proprietary peptides, but also various compositions of and methods of using those peptides. We believe that our patents and patent applications provide broad and early patent coverage that offers important competitive advantages.

We rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary technologies and products. We aggressively seek U.S. and international patent protection applicable to our peptide and small molecule technologies. We also rely on trade secret protection for our confidential and proprietary information and in-license technologies we view as necessary to our business plan.

We currently own or exclusively license nine issued U.S. patents, five pending U.S. patent applications, six foreign issued patents and forty foreign pending patent applications. These patents and patent applications describe not only a vast diversity of sequences, but also structures, including alpha-helical, looped, linear, beta-sheet, lipidated, hinged and unstructured short synthetic sequences. The control of a patent-protected library comprising a broad diversity of structures and sequences distinguishes us from our competitors, many of whom are attempting to develop and protect only single peptide sequences for multiple applications. We believe that the breadth of our library offers us an exceptionally wide range of options in matching optimal peptides with individual product or therapeutic requirements.

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates and terminal disclaimers. The following table sets forth the patents owned or exclusively licensed by us, and their current years of expiration:

Patent No.	Description	Country	Expiration Year
5,962,410	INHIBITION OF EUCARYOTIC PATHOGEN WITH LYTEC PEPTIDES	United States	2016
6,288,212	ANTI-ENDOTOXIC ANTIMICROBIAL PEPTIDES AND METHODS THEREFOR (licensed from University of British Columbia)	United States	2018
6,172,185	ANTIMICROBIAL CATIONIC PEPTIDE DERIVATIVES OF BACTENECIN (licensed from University of British Columbia)	United States	2018
6,337,317	ANTIMICROBIAL PEPTIDES AND METHODS OF USE THEREOF (licensed from University of British Columbia)	United States	2020
7,354,903	COSMETIC COMPOSITIONS CONTAINING SHORT BIOACTIVE PEPTIDES	United States	2021
6,875,744	SHORT BIOACTIVE PEPTIDES	United States	2022
7,381,704	METHODS FOR USE OF SHORT BIOACTIVE PEPTIDES	United States	2022
7,407,940	ANTIMICROBIAL HEXAPEPTIDES	United States	2026
7,696,174	SHORT BIO-ACTIVE PEPTIDES FOR CELLULAR AND IMMUNOLOGICAL MODULATION	United States	2027
1,327,311	THERAPEUTIC ANTIMICROBIAL POLY-PEPTIDES, THEIR USE AND METHODS FOR PREPARATIONS	Canada	2011
1,340,716	INHIBITION OF EUCARYOTIC PATHOGENS AND NEOPLASMS AND STIMULATION OF FIBROBLASTS AND LYMPHOCYTES WITH LYTIC PEPTIDES	Canada	2016
4310107	SHORT BIOACTIVE PEPTIDES AND METHODS FOR THEIR USE	Japan	2022
4484941	SHORT BIOACTIVE PEPTIDES AND METHODS FOR THEIR USE	Japan	2022
10-0891157	SHORT BIOACTIVE PEPTIDES AND METHODS FOR THEIR USE	South Korea	2022
57890/99	ANTI-ENDOTOXIC ANTIMICROBIAL PEPTIDES AND METHODS THEREFOR (licensed from University of British Columbia)	Australia	2019

As described above under the heading “Consumer Skin Care Products,” we have entered into license agreements with skin-care contract manufacturers and materials suppliers for inclusion of certain of our patented peptides in anti-acne and anti-aging skin care products. In addition, in 2008 we launched our first Helix-branded products, under the Striking® brand. These proprietary products incorporate three of our proprietary peptides, which together are protected by claims under U.S. patents expiring between 2021 and 2027. Two of these peptides are protected by claims under our three issued foreign patents expiring in 2022.

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

Research and Development Expenses

During the years ended December 31, 2010 and 2009, our research and development expenses were approximately $748,700 and $722,500, respectively.

Employees

As of December 31, 2010, we employed eight personnel, all on a full-time basis, including two employees in research and development, three employees in marketing and business development, and three employees in finance and administration. None of our employees is covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

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

Executive Officers

Our executive officers as of March 1, 2011 are as follows:

Name	Age	Position
R. Stephen Beatty	61	President and Chief Executive Officer
Robin L. Carmichael	54	Vice President and Chief Operating Officer

R. Stephen Beatty has served as our President and Chief Executive Officer and as a member of our board of directors since May 1999. Prior to joining us, Mr. Beatty established and operated Beatty Finance, Inc., a private financial services company. Mr. Beatty holds a B.S. in Mathematics from the University of South Alabama and an M.B.A. from the University of New Orleans.

Robin L. Carmichael has served as our Vice President and Chief Operating Officer since January 2011, and served as our Vice President, Marketing and Business Development from October 2007 until January 2011. From April 2007 to October 2007, Ms. Carmichael was the Chief Operating Officer of DERMAdoctor, Inc., a company specializing in developing and selling over-the-counter drugs and cosmeceuticals. Prior to joining DERMAdoctor, Inc., from 1998 to September 2006, Ms. Carmichael served as Vice President of Marketing, first with ProCyte Corporation, a biotechnology company specializing in metallic peptide, and then with Photomedex, Inc. following its acquisition of ProCyte in 2005 and as a consultant to the same company from January to June 2007. From 1993 to 1998, she held various marketing and clinical research positions of increasing responsibility with ProCyte. Ms. Carmichael holds a B.S. in Nursing from Seattle University and attended the UCLA Anderson Graduate School of Executive Management.

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

Developing products and conducting pre-clinical and clinical testing of antimicrobial peptide technologies requires substantial amounts of capital. To date, we have not generated sufficient revenue to meet our capital requirements and we do not expect to do so in the foreseeable future. Accordingly, we have raised capital primarily through private equity and convertible debt financings. If we are unable to timely obtain additional funding, we may never achieve the results necessary to satisfy our existing obligations or be profitable. We will need to raise additional capital to, among other things:

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

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used approximately $2,797,000 and $3,072,000 in operating activities for the years ended December 31, 2010 and 2009, respectively. Based upon our recent financing activities, the current status of our operations, consumer product commercialization development and collaboration plans, we believe that our cash and cash equivalents should be adequate to fund our operations, continue with work towards our prescription (Rx) product development and support the continued expansion of our consumer program through the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

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

If we are unable to obtain the necessary additional funding, we may not be able to satisfy our existing obligations or we may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves, liquidate some or all of our assets, delay, reduce the scope of or eliminate some portion or all of our development programs, or severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

If we raise additional funds by issuing convertible debt securities, new investors may have rights superior to holders of our currently issued and outstanding common stock. In addition, debt financing, if available, may include covenants, which could restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other restricted payments on investments, consummate asset sales or similar transactions, create liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Any failure to comply with any such covenants could cause us to be in default under such indebtedness.

We expect to continue to incur substantial losses and we may never achieve profitability.

We have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $7,711,000 for the year ended December 31, 2010, and we had an accumulated deficit of approximately $43,568,000 as of such date. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. If the necessary capital is available to us, we intend to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending may accelerate as the result of the increased costs and expenses associated with expanded in-house research and development of our lead product candidates, out-licensing initiatives, clinical trials, regulatory approvals and commercialization of our antimicrobial peptide technologies. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, and we may never become profitable. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

Weak economic conditions could adversely affect our sales, financial condition and growth prospects.

Weak economic conditions, low consumer spending and decreased consumption may have a negative impact on our operating results. The final consumer products incorporating our peptides may be considered discretionary items for consumers. Factors affecting the level of consumer spending for discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower. This was evident in 2009 when the economic downturn adversely affected our revenue and results of operations. If the economic recovery is slow or if the economy experiences a prolonged period of decelerating growth, our customers or potential customers may delay or reduce sales of the final products incorporating our peptides, which would harm our business. In addition, adverse economic conditions may lead to price increases by our suppliers, which could adversely affect our operating results.

Because of the specialized nature of our business, the termination of relationships with key management and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies and obtaining financing.

The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical, and managerial personnel. We are highly dependent upon R. Stephen Beatty, our President and Chief Executive Officer, and Robin L. Carmichael, our Vice President and Chief Operating Officer. Further, in order to commercialize our products successfully, we will be required to expand our workforce, particularly in the areas of research and development, sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. If we are unable to successfully manage this growth or if we lose key personnel, our business will be adversely affected.

We face substantial competition in our product development efforts from personal care, pharmaceutical and biotechnology companies, as well as universities and other not-for-profit institutions.

We face significant competition in our attempts to develop applications of our peptide technology from entities that have substantially greater research and product development capabilities, financial, scientific, marketing, human resources, and name and brand recognition. These entities include cosmetic, pharmaceutical and biotechnology companies, as well as universities and other not-for-profit institutions. We expect that competition in the development of products analogous to our peptide technology will intensify. Our competitors may succeed in developing products, entering into successful collaborations or obtaining approvals from the FDA or other regulatory agencies for such products before we do, or in developing products that are less expensive, safer or more effective than those we develop or propose to develop. The success of any one competitor in these or other respects will have a material adverse effect on our business, operating results, and financial condition.

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

We may not be able to maintain proper inventory levels for our skin care products. The timing and amount of customer demand for these products are difficult to predict since we have limited sales history and the manufacturing process of these products begins well in advance of the date the products are expected to be sold.  If we overestimate our customer demands,we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at prices below our standard levels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and lost revenues, any of which could harm our financial condition or operating results.

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

As of December 31, 2010, we maintained approximately $3,680,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation (SIPC) up to $500,000 per account. The protection afforded by the SIPC is narrower than that afforded by the Federal Deposit Insurance Corporation with respect to bank deposits and does not cover all losses. If the financial institutions holding our cash deposits experience financial difficulty or failure, the assets in these accounts would be at risk, and their loss would have an adverse effect on our business and results of operations.

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

As part of our business strategy, we seek to expand the sales of our products and technology in international markets. In 2009, we began to derive revenue from our European licensee. We expect to begin to sell our proprietary consumer products into Asian and European markets in the near future. Our international business expansion will depend on overall worldwide economic conditions and economic, political and business conditions within our customers’ industries and countries or other geographic regions. A continued or worsened slowdown in the global economy could adversely impact demand for our products in international markets, which would harm our financial condition and results of operations.

We incur significant costs and demands upon management as a result of complying with laws affecting public companies, which could affect our operating results.

We have incurred and will incur significant costs, and have and could experience internal resource constraints, associated with the evaluation of and compliance with evolving corporate governance, reporting and other requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 and rules implemented by the SEC. Compliance with these laws and regulations is costly and personnel-intensive, and any changes in these laws and regulations may materially increase our compliance costs. Our financial condition and operating results may be materially negatively impacted by the financial costs and resource demands of our compliance efforts.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which would adversely affect our business.

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to produce reliable financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure investors that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Matters affecting our internal controls may cause us to be unable to report our financial information accurately and/or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, and may cause investors to lose confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report a material weakness in our internal control over financial reporting. These factors could have a material adverse effect on our business, cause a decline in our share price and impair our ability to raise capital.

Our gross profit deferral depends on the accuracy of reports we receive from an affiliated company.

The deferred gross profit we report from a related party in our financial statements depends to a large extent on the accuracy of the inventory reports provided by the affiliated company, and any material error in those reports would affect our gross profit deferral. However, we believe that the controls implemented by the affiliated company, including periodic physical inventory verifications and analytical reviews, should reduce the likelihood of any material errors in such reports.

Our principal stockholders, executive officers and directors may have the ability to control our management and operations and could act in their own best interests and not necessarily in the best interests of other stockholders.

Our executive officers, directors, principal stockholders and entities affiliated with them beneficially owned in the aggregate approximately 54.9% of our outstanding common stock and common stock equivalents as of March 10, 2011. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets, and this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Future sales of our common stock could negatively affect our stock price and may cause dilution to existing stockholders.

Our common stock has generally been thinly traded, meaning that the numbers of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to an issuer with a large and steady volume of trading activity that will generally support continuous sales without a considerable adverse effect on share price. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could decline significantly. In addition, we will need to raise substantial additional capital in the future to fund our operations, and if we raise additional funds by issuing equity or convertible debt securities, our stock price may decline and our existing stockholders may experience significant dilution.

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

We occupy approximately 5,300 square feet of leased space in Bothell, Washington for our corporate office and laboratory. In July 2009, we renewed our lease to extend until June 30, 2015. The terms of the renewed lease include seven months of free rent at a monthly base rent equal to $6,210 and scheduled rent increases over the lease term. We account for free rent periods and scheduled rent increases on a straight-line basis over the term of the lease. We believe that our leased space is adequate to meet our current and planned needs and that suitable additional space will be available, as needed, in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

As of March 24, 2011, there were no legal proceedings the disclosure of which is required by this item.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTCQB electronic platform under the symbol “HXMB” since February 25, 2011. From 1999 until February 24, 2011, our stock was quoted on the OTC Bulletin Board under the symbol “HXBM.OB”. Prior to 1999, our common stock did not trade publicly. The following table summarizes our common stock’s high and low daily closing sales prices for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions, and may not represent actual transactions.

	Year Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$0.40	$0.19	$0.49	$0.26
Second Quarter	$0.43	$0.22	$0.59	$0.29
Third Quarter	$0.49	$0.20	$0.51	$0.26
Fourth Quarter	$0.59	$0.23	$0.35	$0.16

As of March 10, 2011, there were approximately 799 record holders of our common stock. Because in some instances our common stock is held by brokers and clearing agencies on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings to fund the development and growth of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors.

In addition, in connection with the conversion of certain outstanding convertible promissory notes and the exercise of certain outstanding warrants in the fourth quarter of 2010, we agreed, to the extent permitted by applicable law, to use our best efforts to cause the shares of common stock issued as a result thereof to qualify as “qualified small business stock” under Section 1202 of the Internal Revenue Code of 1986, as amended (the Code), including without limitation, in accordance with the rules governing “significant redemptions” under Code Sections 1202(c)(3)(B) and 1202(c)(3)(C), for a period of one year following the date thereof, not purchasing shares of our common stock (or engaging in stock redemptions under Code Section 304(a)) in one or more transactions with an aggregate value (as of the time of any such purchases) exceeding five percent of the aggregate value of all of our common stock outstanding as of the date that was one year prior thereto, excluding any purchases that are disregarded for such purposes under applicable Treasury Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our financial statements. These data should be read in conjunction with the financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operations:
Revenue	$851,683	$391,268	$562,877	$463,941	$70,940
Net loss	(7,710,802)	(3,775,035)	(4,515,512)	(3,434,004)	(3,828,326)
Net loss per share, basic and diluted	(0.28)	(0.15)	(0.18)	(0.14)	(0.17)
Financial position:
Cash, cash equivalents and marketable securities	4,044,309	1,344,719	984,844	1,161,290	2,256,901
Working capital	4,355,893	1,495,026	1,014,268	1,105,405	2,087,776
Total assets	5,228,482	2,012,920	2,703,707	2,022,071	3,060,544
Stockholders’ equity (deficit)	4,874,444	(5,168,725)	(1,714,522)	1,670,713	2,798,077

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a discussion of forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements in this Annual Report, see Part I, “Forward-Looking Statements,” and Item 1A, “Risk Factors.”

Business Overview

We are a biopharmaceutical company with an extensive proprietary library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. Our mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically applied products which offer the benefits of our advanced bioactive small molecule and peptide technologies. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides.

Our business strategy is to develop our peptide and small molecule portfolio to derive revenue from a broad base of opportunities including licensing to third parties rights to use select proprietary peptides in specific fields of application and commercializing our own branded products. Over the longer term, we intend to pursue applications for products using our technology in medical devices and pharmaceutical preparations. We have developed numerous peptides with unique sequences for use in the following two areas of application:

•
Consumer skin care products — we have developed a range of peptides and small molecule technologies capable of improving different aspects of the skin’s appearance, texture, tone and barrier function and are marketing these peptides as innovative ingredients for cosmetic use; and

•
Prescription (Rx) products — certain of our peptides have demonstrated promising results in the areas of infection control, wound healing and immune modulation and are being developed for Rx applications.

Our Rx focus is on prescription-only topical preparations that would be subject to a shorter regulatory approval process under Section 510(k) of the Food, Drug and Cosmetic Act (510(k) devices). We continue to explore possible sources of funding to support further in-house development work on our pharmaceutical programs, which we believe will enhance potential partnership opportunities with pharmaceutical companies.

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

During 2010, we made substantial progress in executing our strategic objectives. As detailed below, we increased our revenue and improved our financing arrangements.

2010 Highlights

•	we generated total revenue of approximately $852,000, an increase of 117.7% over 2009 revenue;

•	we invested $350,000 in exchange for a 30% membership interest in NuGlow Cosmaceuticals, LLC (NuGlow), a California limited liability company specializing in specialty skin care products;

•	we completed a $3.2 million convertible note and warrant financing in May 2010;

•
in December 2010, we amended and converted into shares of our common stock, or repaid, all of our outstanding convertible notes issued in 2008, 2009 and 2010 along with all related accrued interest; and

•	in December 2010, we received an aggregate of $2,266,000 from warrant exercises and raised approximately $600,000 from the sale and issuance of additional shares of our common stock.

2011 Outlook

Based on the momentum of our 2010 performance, our confidence in our ability to expand the revenue base and our anticipation for a continued, modest economic recovery, we expect 2011 results to improve compared to 2010. We believe that our expanded revenue opportunities as well as our debt-free position will enable us to further strengthen our operating results.

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

Revenue Recognition. We derive our revenue from technology licenses, joint development agreements, sales of peptides and consumer products, and, until September 2009, administrative services provided to a related party. Revenue under technology licenses may include up-front payments and royalties from third-party product manufacturing and sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. We account for revenue recognition of our agreements with multiple elements by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of fair value of the undelivered items; and (3) the arrangement includes a right of return relative to the delivered item(s) or delivery or performance of the undelivered item(s) that is probable and within our control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, we estimate the period based upon other factors contained within the agreement. Our management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

•
Licensing Fees. We recognize up-front payments when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. We recognize royalty revenue in the period the royalty is earned based on actual reports or estimates received from licensees.

•
Development Fees. We record revenue associated with performance milestones as earned when we have completed the specific milestones as defined in the joint development agreements and collection is reasonably assured.

•
Peptide and Consumer Product Sales. We recognize revenue from sales of our peptides and skin care products when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

•
Administrative Services Revenue, Related Party. Our administrative services revenue consisted of fees received from DermaVentures, LLC (DermaVentures), a related party, for costs incurred related to the DermaVentures’ product line. Administrative services revenue was invoiced to DermaVentures at or near cost and was recorded as earned on a gross basis when services were rendered, no obligations remained outstanding and collection was reasonably assured.

In September 2009, we entered into an amendment to the DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement with DermaVentures and RMS Group, LLC pursuant to which the parties effectively terminated the Management Services Agreement dated effective as of April 18, 2007. As a result, we had no further management or administrative responsibilities related to DermaVentures from which our administrative services revenue was derived (see Note 13 of our Notes to Financial Statements).

Revenues are recorded net of related sales taxes. Sales tax amounts collected from customers are included in accrued expenses.

Inventory. Inventory consists of peptides and consumer product finished goods and work in process. Work in process includes inventory at our manufacturer. Inventory is stated at the lower of cost or market. We regularly monitor inventory quantities on hand and record write-downs for potential excess, obsolescence and shrinkage based primarily on our sales forecast and production requirements. If actual demand were to be substantially lower than estimated, additional write-downs or write-offs for excess or obsolete inventories may be required.

Impairment of Long-Lived Assets and Intangible Assets. We periodically review our long-lived assets including property and equipment and intangible assets for possible impairment whenever significant events or changes in circumstances indicate that impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. We determine impairment losses from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted cash flows, as appropriate.

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

Valuation of Call Option Related to Convertible Note Payable, Related Party, Issued in 2008. The convertible note payable issued to a related party on February 14, 2008 and amended on June 27, 2008 included a call option which gave the holder the right to demand repayment in the case of default. We were required to separately account for the fair value of the embedded call option. We determined that the call option related to this convertible note payable had no value at either the issuance date or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party, Issued in 2008. The convertible note payable issued to a related party on February 14, 2008 and amended on June 27, 2008 allowed us to prepay the unpaid balance of the convertible note and accrued interest at any time and without penalty. We were required to separately account for the fair value of the prepayment right. We determined that this prepayment right had no value at either the issuance date or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Valuation of Option To Purchase Remaining Interest in Affiliated Company. In connection with our investment in NuGlow, we have the right to purchase the remaining interest in NuGlow between July 1, 2012 and July 1, 2015 (see Note 5 of our Notes to Financial Statements.) We are required to separately account for this option at fair value on the balance sheet with changes in value recognized in the statement of operations.

Valuation of Common Stock Used in Calculation of Conversion Inducement Expense.  To induce our note holders to convert the outstanding notes payable into our common stock in the fourth quarter of 2010, we amended the conversion terms such that the per share conversion price was reduced to $0.60 from $1.00 for the 2008 Amended Note and 2009 Notes, and from $0.80 for the 2010 Notes. We estimated the fair value of our common stock issued in connection with the note conversions based on implied stock value using the estimated fair value of our convertible notes immediately prior to the amendment of the conversion terms.  We estimated the fair value of our convertible notes immediately prior to the amendment of the conversion terms based on prevailing interest rates, our stock price as recently quoted on the OTC Bulletin Board, as well as assumptions regarding a number of complex and subjective variables.

Results of Operations

For the year ended December 31, 2010, we generated revenue of $851,683, representing an increase of 117.7% from the previous year. The favorable revenue variance was primarily attributable to increases in royalties as well as sales of peptides and consumer products.

Our net loss for 2010 was approximately $7.7 million, or $0.28 per share, compared to a net loss of approximately $3.8 million, or $0.15 per share, for 2009, and a net loss of approximately $4.5 million, or $0.18 per share, for 2008. The increase in net loss in 2010 from 2009 was principally attributable to a $3.8 million non-cash debt conversion inducement expense recorded in connection with the amendment and conversion into shares of our common stock of certain of our convertible notes payable issued in 2008, 2009 and 2010 (see Note 2 of our Notes of Financial Statements.) In addition, the 2010 net loss included increases in operating expenses as well as interest expense and accretion of discount, partially offset by an increase in gross profit. Our net loss per share for 2010 was partially offset by an increase in the weighted average number of shares of our common stock outstanding resulting from the amendment, conversion and exercise of our convertible notes payable and warrants in December 2010. The decrease of approximately $740,500 in net loss in 2009 from 2008 was primarily due to reduced operating expenses and net non-operating expenses, partially offset by a decrease in gross profit.

As of December 31, 2010, our accumulated deficit was approximately $43.6 million. We may continue to incur substantial operating losses over the next several years based on the estimated costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs being greater than our anticipated revenue.

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

Revenue

Revenue for the years ended December 31, 2010, 2009 and 2008 consisted of license and development fees, sales of peptides and consumer products, and administrative services revenue as summarized in the table below. Consumer product sales to a related party consisted of only products that had been resold to third parties. Consumer product sales to a related party that were unsold at the end of the reporting period, along with corresponding costs, were included in deferred gross profit.

	Year Ended December 31, 2010	% Change 2010 to 2009	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008
License and development fees	$479,317	221.3%	$149,196	(53.3)%	$319,152
Percentage of total revenue	56.3%		38.1%		56.7%
Peptide and consumer product sales	309,379	39.4%	221,876	10.1%	201,450
Percentage of total revenue	36.3%		56.7%		35.8%
Consumer product sales, related party	62,987	NM	—	—	—
Percentage of total revenue	7.4%		—		—
Administrative services revenue, related party	—	(100.0)%	20,196	(52.2)%	42,275
Percentage of total revenue	—		5.2%		7.5%

Total revenue	$851,683	117.7%	$391,268	(30.5)%	$562,877

NM -	Percentage not meaningful

Total revenue increased by approximately $460,400, or 117.7%, in 2010 from 2009 and decreased by approximately $171,600 in 2009, or 30.5%, from 2008.

License and development fees increased by approximately $330,100, or 221.3%, in 2010 from 2009 and decreased by approximately $170,000 in 2009, or 53.3%, from 2008. The increase in 2010 compared to 2009 was attributable to increased royalty revenue primarily from sales of products launched by our licensees in 2010. The decrease in 2009 compared to 2008 was primarily due to decreases of approximately $30,000 in royalty revenue and $140,000 in development fees. The fluctuation in royalty revenue is attributable to the level of product manufacturing and sales from our licensees, whereas the fluctuation in development fees is derived from new collaborative agreements we have entered into during the reporting periods and the timing of the achievement of certain milestones under applicable development agreements.

Peptide and consumer product sales, including sales to related party,  increased by approximately $150,500, or 67.8%, in 2010 from 2009 and by approximately $20,400, or 10.1%, in 2009 from 2008. The increase in 2010 compared to 2009 was attributable to increases in sales of peptide and consumer products sold under our proprietary brands and private labels. The increase in 2009 compared to 2008 was primarily attributable to increased sales of consumer products. Fluctuations in peptide sales from period to period were primarily attributable to the product manufacturing cycles of our customers, while the growth in consumer product sales reflected a larger customer base.

Administrative services revenue from a related party was typically invoiced at or near cost and therefore had no material net effect on our gross profit or net loss. We had no administrative services revenue, related party in 2010. Administrative services revenue from DermaVentures in 2009 decreased by approximately $22,100, or 52.2%, in 2009 from 2008, principally due to the termination of our Management Services Agreement in September 2009.

Cost of Revenue and Gross Margin

Cost of revenue consists of (1) cost of licensing and development fees, which includes cost of materials associated with development activities as well as professional fees incurred related to development agreements, (2) cost of peptides and materials associated with consumer products, and (3) cost of administrative services revenue from DermaVentures, a related party, which includes primarily marketing campaign costs associated with DermaVentures’ product line and out-of-pocket expenses. Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Revenue mix affects our gross margin because our margins from license and development fees are higher than our margins from consumer product sales, peptide sales and administrative services revenue.

Cost of revenue and gross margin for the years ended December 31, 2010, 2009 and 2008 are summarized in the table below.

	Year Ended December 31, 2010	% Change 2010 to 2009	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008
Cost of licensing and development fees	$—	—	$—	(100.0)%	$38,664
Percentage of total revenue	—		—		6.9%
Percentage of related revenue	—		—		12.1%
Cost of peptide and consumer product sales	$219,504	24.2%	$176,720	1.2%	$174,607
Percentage of total revenue	25.8%		45.2%		31.0%
Percentage of related revenue	70.9%		79.6%		86.7%
Cost of peptide and consumer product sales, related party	$40,990	NM	$—	—	$—
Percentage of total revenue	4.8%		—		—
Percentage of related revenue	65.1%		—		—
Cost of administrative services revenue, related party	$—	(100.0)%	$19,800	(53.0)%	$42,105
Percentage of total revenue	—		5.0%		7.5%
Percentage of related revenue	—		98.0%		99.6%

Total cost of revenue	$260,494	32.6%	$196,520	(23.0)%	$255,376
Percentage of total revenue	30.6%		50.2%		45.4%
Gross profit	$591,189	203.6%	$194,748	(36.7)%	$307,501
Gross margin	69.4%		49.8%		54.6%

NM -	Percentage not meaningful

Cost of licensing and development fees for each of the years ended December 31, 2010 and 2009 was $0 compared to $38,664 in 2008, which consisted primarily of professional fees for services performed in connection with a joint development agreement.

Cost of peptide and consumer product sales, including sales to a related party, increased by approximately $83,800, or 47.4%, in 2010 from 2009, and $2,100, or 1.2%, in 2009 from 2008. For 2010, peptides and consumer products sold resulted in a gross margin of 30.0% compared to 20.4% in 2009 and 13.3% in 2008. The higher gross margin related to peptide and consumer product sales in 2010 compared to 2009 and 2008 was due primarily to the customer and product mixes associated with such sales. Sales of our consumer products generally deliver a higher gross margin compared to sales of peptides; thus, as sales of consumer products grow at a faster rate compared to peptide sales, the blended gross margin will improve.

Cost of administrative services revenue for the years ended December 31, 2009 and 2008 consisted primarily of marketing service expenses and corresponded with administrative services revenue in respective periods. We did not incur any cost of administrative services in 2010 as we terminated our Management Services Agreement with DermaVentures in the third quarter of 2009.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the years ended December 31, 2010, 2009 and 2008 are summarized in the table below.

	Year Ended December 31, 2010	% Change 2010 to 2009	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008
Research and development	$748,663	3.6%	$722,523	(12.7)%	$827,361
Percentage of total revenue	87.9%		184.7%		147.0%

R&D expenses increased by approximately $26,100, or 3.6%, in 2010 from 2009, and decreased by approximately $104,800, or 12.7%, in 2009 from 2008. The increase in R&D expenses in 2010 compared to 2009 was primarily due to increases in expenses related to stock-based compensation and general R&D activities, as well as spending on external studies of our product candidates. The decrease in R&D expenses in 2009 compared to 2008 was primarily due to decreases in compensation and benefit expenses resulting from a personnel reduction and stock-based compensation expense, partially offset by increased spending on testing and external studies of our product candidates.

For 2011, we anticipate R&D expenses to decrease in absolute dollars due to the departure of our Chief Scientific Officer in February 2011. We expect the saving in compensation and benefit expense will be partially offset by increases in external testing and study expenses related to the development of new consumer products as well as our Rx programs.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the years ended December 31, 2010, 2009 and 2008 are summarized in the table below.

	Year Ended December 31, 2010	% Change 2010 to 2009	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008
Marketing and business development	$622,846	22.9%	$506,742	26.4%	$401,019
Percentage of total revenue	73.1%		129.5%		71.2%

M&BD expenses increased by approximately $116,100, or 22.9%, in 2010 from 2009 and by approximately $105,700, or 26.4%, in 2009 from 2008. The increases in M&BD expenses in 2010 and 2009 compared to the respective prior year were due primarily to increases in spending on marketing activities, compensation and benefit expenses resulting from additional personnel and stock-based compensation.

We anticipate M&BD expenses to increase in absolute dollars for the foreseeable future as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as new skin care products we plan to introduce in 2011.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the years ended December 31, 2010, 2009 and 2008 are summarized in the table below.

	Year Ended December 31, 2010	% Change 2010 to 2009	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008
General and administrative	$1,530,333	3.9%	$1,473,352	(23.2)%	$1,918,826
Percentage of total revenue	179.7%		376.6%		340.9%

G&A expenses increased by approximately $57,000, or 3.9%, in 2010 from 2009 and decreased by approximately $445,500, or 23.2%, in 2009 from 2008. The increase in G&A expenses in 2010 compared to 2009 was due primarily to an increase in stock-based compensation expense. The decrease in G&A expenses in 2009 compared to 2008 was primarily attributable to decreases in compensation and benefit expenses resulting from a reduction in headcount, stock-based compensation and general corporate expenses.

We anticipate G&A expenses for the foreseeable future to be consistent with the level experienced in 2010.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees expenses for the years ended December 31, 2010, 2009 and 2008 are summarized in the table below.

	Year Ended December 31, 2010	% Change 2010 to 2009	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008
Accounting, legal and professional fees	$531,726	(8.2)%	$579,443	1.5%	$570,719
Percentage of total revenue	62.4%		148.1%		101.4%

Accounting, legal and professional fees expenses decreased by approximately $47,700, or 8.2%, in 2010 from 2009 and increased by approximately $8,700, or 1.5%, in 2009 from 2008. The decrease in accounting, legal and professional fees in 2010 compared to 2009 was primarily due to a decrease in legal fees associated with the protection of our intellectual property. The increase in accounting, legal and professional fees in 2009 compared to 2008 was primarily attributable to an increase in legal expenses associated with the protection of our intellectual property, partially offset by decreases in accounting fees and legal expenses associated with general corporate matters.

We anticipate accounting, legal and professional fees expenses for the foreseeable future to increase in absolute dollars as we expect to incur higher legal expenses related to distribution and licensing agreements and intellectual property protection.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2010, 2009 and 2008 are summarized in the table below.

	Year Ended December 31, 2010	% Change 2010 to 2009	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008
Depreciation and amortization	$113,777	(12.9)%	$130,596	(2.4)%	$133,754
Percentage of total revenue	13.4%		33.4%		23.8%

Depreciation and amortization expenses decreased by approximately $16,800, or 12.9%, in 2010 from 2009 and by approximately $3,200, or 2.4%, in 2009 from 2008. The decreases in depreciation and amortization expenses in 2010 and 2009 compared to the respective prior year were primarily due to incremental depreciation expenses from assets purchased in 2010 and 2009 being offset by reduced depreciation from other assets becoming fully depreciated.

We do not currently anticipate investing significantly in capital assets for the foreseeable future and therefore expect our depreciation and amortization expenses to decrease slightly year over year.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to the convertible notes payable issued in 2010, 2009 and 2008, accretion of discount on such notes, change in valuation of derivative instruments, unrealized loss related to our auction rate securities (ARS) deemed to be other than temporary, and equity in loss of NuGlow.

Other income (expense), net for the years ended December 31, 2010, 2009 and 2008 is summarized in the table below.

	Year Ended December 31, 2010	% Change 2010 to 2009	Year Ended December 31, 2009	% Change 2009 to 2008	Year Ended December 31, 2008
Interest income	$3,074	(68.1)%	$9,649	(84.1)%	$60,836
Interest expense on convertible notes payable	(138,979)	43.4%	(96,897)	NM	—
Interest expense on convertible notes payable, related party	(534,465)	37.5%	(388,625)	82.8%	(212,547)
Accretion of discount on convertible notes payable	(73,468)	128.9%	(32,094)	NM	—
Accretion of discount on convertible notes payable, related party	(141,440)	187.7%	(49,160)	(94.1)%	(831,426)
Debt conversion inducement expense	(3,806,966)	NM	—	—	—
Equity in loss of affiliated company	(65,601)	—	—	—	—
Change in value of derivative instruments, including related party	3,199	NM	—	(100.0)%	11,803
Unrealized loss on marketable securities	—	—	—	(100.0)%	(30,000)
Realized gain on redemption of marketable securities	—	—	—	(100.0)%	30,000

Other income (expense), net	$(4,754,646)	753.4%	$(557,127)	(42.6)%	$(971,334)

NM - Percentage not meaningful

Interest Income. Interest income decreased by approximately $6,600, or 68.1%, in 2010 from 2009, and by approximately $51,200, or 84.1%, in 2009 from 2008. The decreases in interest income in 2010 and 2009 compared to the respective prior year were principally due to lower interest rates available for our cash and cash equivalents. In light of the prolonged uncertainty in the financial market, we continued to maintain the majority of our cash and cash equivalent assets in very short-term and liquid investments during the year ended December 31, 2010 and expect to do so for the foreseeable future. As a result, we anticipate that the yield on our cash and cash equivalent balances will remain at a low level for the near future.

Interest Expense on Convertible Notes Payable, Including Related Party. For the years ended December 31, 2010, 2009 and 2008, interest expense was derived from the convertible notes payable issued in 2010, 2009 and 2008. As these convertible notes payable and accrued interest were converted to shares of common stock or repaid during the fourth quarter of 2010 (see Note 2 of our Notes to Financial Statements), we do not anticipate to incur any more interest expense barring any future debt financing.

Accretion of Discount on Convertible Notes Payable, Including Related Party. For the year ended December 31, 2010 and 2009, the accretion of discount on the convertible notes payable represented the increase in carrying value of the convertible notes issued in 2010 and 2009 through the dates of conversion in the fourth quarter of 2010. For the year ended December 31, 2008, the accretion of discount on convertible notes payable of approximately $831,400 represented the increase in carrying value of the convertible note from the issuance date of February 14, 2008 through June 27, 2008. At June 27, 2008, this convertible note payable was effectively extinguished and replaced by an amended note payable (see Note 2 of our Notes to Financial Statements). As a result, we had no further accretion of discount on this convertible note payable.

Debt Conversion Inducement Expense. For the year ended December 31, 2010, we recorded a non-cash debt conversion inducement expense of approximately $3.8 million, which represented the fair value of the stock issued in the fourth quarter of 2010 in connection with the note conversion in excess of the stock issuable under the original conversion terms.

Equity in Loss of Affiliated Company. For the year ended December 31, 2010, the equity in loss of affiliated company of approximately $65,600 represented our share in NuGlow’s net loss from July 1, 2010 through December 31, 2010.

Change in Value of Derivative Instruments. For the year ended December 31, 2010, we recorded a gain of approximately $3,200 on derivative instruments, which reflected the change in fair value of the option to purchase the remainder of an affiliated company (see Note 7 of our Notes to Financial Statements). We did not incur any change in value of derivative instruments during the year ended December 31, 2009. For the year ended December 31, 2008, the change in fair value of derivative instruments resulted in a net gain of approximately $11,800, consisted of a decrease of approximately $473,700 in the fair value of outstanding warrants and non-employee stock options, offset by a decrease of $186,500 in the fair value of the put option and an increase of approximately $275,400 in the fair value of the warrant related to the original convertible note payable. At the amendment of the convertible note payable on June 27, 2008, we recorded an extinguishment of the original convertible note payable and reclassified the fair value of the then outstanding derivative instruments to equity. During the remainder of 2008 and 2009, there was no change in fair value of the derivative instruments related to the outstanding convertible note payable at any of the reporting dates.

Unrealized Loss and Realized Gain on Marketable Securities. As we did not hold marketable securities during any part of 2010 or 2009, we did not experience any losses or gains related to marketable securities. During the first quarter of 2008, we recognized an unrealized loss of $30,000 on our investment in ARS due to the lack of liquidity associated with these investments at that time. During the second half of 2008, we were able to sell or redeem all of our ARS at par and therefore recorded a realized gain on investments of $30,000.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our current principal sources of liquidity are cash and cash equivalents. As of December 31, 2010, our cash and cash equivalents totaled approximately $4,044,000, an increase of approximately $2,700,000 from the balance of approximately $1,345,000 at December 31, 2009. The increase in cash and cash equivalents from December 31, 2009, was primarily attributable to net proceeds from financing activities in 2010 totaling approximately $5,852,000, partially offset by cash used in operations of approximately $2,797,000, cash used in investment in an affiliated company of $350,000 and the purchase of capital assets of approximately $5,000.

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Net cash used in operating activities	$(2,796,869)	$(3,071,568)	$(3,141,666)
Net cash provided by (used in) investing activities	(355,305)	927,443	(299,520)
Net cash provided by financing activities	5,851,764	2,504,000	3,964,740

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2010, 2009 and 2008 was approximately $2,797,000, $3,072,000 and $3,142,000, respectively, derived primarily from the net loss for the periods plus the effect of non-cash expenses. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations and efforts to expand our revenue base. The primary working capital uses of cash in 2010 were increases in accounts receivable and inventory, partially offset by increases in accounts payable, accrued expenses and deferred gross profit. Working capital uses of cash in 2009 were increases in inventory and accounts receivable as well as decreases in accrued compensation and benefits and accounts payable, partially offset by decreases in prepaid expenses and other current assets.

Accounts receivable increased by approximately $232,000 in 2010 and $5,000 in 2009, primarily due to a larger amount of royalty receivable recorded at the end of 2010 and 2009 compared to the respective prior year. Inventory increased by approximately $76,000 in 2010 and $91,000 in 2009, primarily driven by our broader product offering and our need to maintain inventory at certain levels to meet customer required lead times. Deferred gross profit increased by approximately $50,000 in 2010, reflecting our sales of consumer products to NuGlow that had not yet been resold to third-party customers, net of costs of such products.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2010 was approximately $355,000, which included the equity investment in NuGlow of $350,000 and capital asset purchases of approximately $5,000. Net cash provided by investing activities for the year ended December 31, 2009 was $927,000, comprising $970,000 of debt financing subscription deposits reclassified from restricted cash, offset by purchases of capital assets and payments for website development costs totaling approximately $43,000.

Cash Flows from Financing Activities

We have financed our operations primarily with proceeds from the private placement of debt and equity securities.

For the year ended December 31, 2010, net cash provided by financing activities was approximately $5,852,000, which included proceeds of $3,200,000 from the issuance of convertible notes payable and detachable warrants in the first half of 2010 and net proceeds of approximately $2,156,000 from warrant exercises and approximately $595,000 from the sale and issuance of common stock, less debt repayment of $100,000.

For the year ended December 31, 2009, cash provided by financing activities was $2,504,000, which reflected the aggregate proceeds of $3,474,000 from the issuance of convertible promissory notes and detachable warrants (see Note 2 of our Notes to Financial Statements) less $970,000 of cash deposits already received as of December 31, 2008.

For the year ended December 31, 2008, cash provided by financing activities was approximately $3,965,000, consisting of net proceeds from the issuance of a convertible promissory note of approximately $2,995,000 to a related party and subscription deposits of $970,000 for the convertible promissory notes issued in 2009 (see Note 2 of our Notes to Financial Statements).

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

Rental expense including operating costs for the years ended December 31, 2010, 2009 and 2008 was $101,395, $108,729 and $106,892, respectively. The following table summarizes our minimum rental expenses and estimated commercial commitments as of December 31, 2010 and the effect such obligations are expected to have on liquidity in future periods:

	Payments Due by Periods
Contractual Obligations	2011	2012 to 2013	2014 to 2015	Total
Operating lease	$76,947	$160,890	$127,278	$365,115
Purchase order commitments (1)	148,935	33,000	—	181,935

	$225,882	$193,890	$127,278	$547,050

(1)	Purchase order commitments represent open orders for inventory.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), to establish requirements that an entity must meet in order to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. Under the provisions of ASU 2009-13, in the absence of VSOE or TPE, entities are required to estimate the selling prices for one or more delivered and undelivered elements in a multiple-element arrangement and allocate the arrangement fee to the elements based on their relative selling prices. ASU 2009-13 is effective prospectively for multiple-deliverable revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We adopted ASU 2009-13 effective January 1, 2011, and the impact of adopting this ASU, if any, will depend on the nature and terms of our future revenue arrangements.

In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements, which requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. Since the objective of ASU 2010-06 is to improve disclosures related to fair value measurements and, thus, increase the transparency in financial reporting, we do not expect the adoption of this ASU to have an impact on our financial statements.

Subsequent Events

On February 15, 2011, we announced that our Vice President and Chief Scientific Officer, Timothy J. Falla, Ph.D., stepped down from his role with the company effective February 28, 2011.  Pursuant to a separation and consulting agreement, Dr. Falla agreed to provide consulting services to us with respect to certain transition activities, the maintenance, defense and prosecution of our issued patents and pending patent applications, and the preparation and prosecution of patent applications with respect to intellectual property currently in development, and we agreed to accelerate the vesting and extend for periods of one to three years the exercise periods of Dr. Falla’s outstanding options under our 2000 Stock Option Plan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors
Helix BioMedix, Inc.

We have audited the accompanying balance sheets of Helix BioMedix, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington
March 24, 2011

HELIX BIOMEDIX, INC.

BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,044,309	$1,344,719
Accounts receivable, net	235,149	55,685
Accounts receivable, related party, net	52,795	-
Inventory	278,392	202,815
Prepaid expenses and other current assets	63,471	34,461
Total current assets	4,674,116	1,637,680
Property and equipment, net	44,178	84,880
Intangible assets, net	214,068	281,838
Other long term assets	29,179	8,522
Investment in affiliated company	266,941	—

Total assets	$5,228,482	$2,012,920

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$130,489	$66,455
Accrued compensation and benefits	30,285	29,697
Accrued expenses	102,123	46,502
Deferred gross profit, related party	50,479	—
Deferred rent, current	4,847	—

Total current liabilities	318,223	142,654

Deferred rent, non-current	35,815	6,008
Convertible notes payable	—	1,319,532
Convertible notes payable, related party	—	5,016,860
Accrued interest on convertible notes payable	—	96,897
Accrued interest on convertible notes payable, related party	—	599,694

Total liabilities	354,038	7,181,645

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,720,255 and 25,653,512 shares issued and outstanding at December 31, 2010 and 2009, respectively	49,721	25,654
Additional paid-in capital	48,392,985	30,663,081
Accumulated deficit	(43,568,262)	(35,857,460)

Total stockholders’ equity (deficit)	4,874,444	(5,168,725)

Total liabilities and stockholders’ equity (deficit)	$5,228,482	$2,012,920

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Revenue:
Licensing and development fees	$479,317	$149,196	$319,152
Peptide and consumer product sales	309,379	221,876	201,450
Consumer product sales, related party	62,987	—	—
Administrative services revenue, related party	—	20,196	42,275

Total revenue	851,683	391,268	562,877

Cost of revenue:
Cost of licensing and development fees	—	—	38,664
Cost of peptide and consumer product sales	219,504	176,720	174,607
Cost of consumer product sales, related party	40,990	—	—
Cost of administrative services revenue, related party	—	19,800	42,105

Total cost of revenue	260,494	196,520	255,376

Gross profit	591,189	194,748	307,501

Operating expenses:
Research and development	748,663	722,523	827,361
Marketing and business development	622,846	506,742	401,019
General and administrative	1,530,333	1,473,352	1,918,826
Accounting, legal and professional fees	531,726	579,443	570,719
Depreciation and amortization	113,777	130,596	133,754

Total operating expenses	3,547,345	3,412,656	3,851,679

Loss from operations	(2,956,156)	(3,217,908)	(3,544,178)

Other income (expense):
Interest income	3,074	9,649	60,836
Interest expense on convertible notes payable	(138,979)	(96,897)	—
Interest expense on convertible note payable, related party	(534,465)	(388,625)	(212,547)
Accretion of discount on convertible notes payable	(73,468)	(32,094)	—
Accretion of discount on convertible notes payable, related party	(141,440)	(49,160)	(831,426)
Debt conversion inducement expense	(3,806,966)	—	—
Equity in loss of affiliated company	(65,601)	—	—
Change in value of derivative instruments, including related party	3,199	—	11,803
Unrealized loss on marketable securities	—	—	(30,000)
Realized gain on sales and redemptions of marketable securities	—	—	30,000

Other income (expense), net	(4,754,646)	(557,127)	(971,334)

Net loss and comprehensive loss	$(7,710,802)	$(3,775,035)	$(4,515,512)

Basic and diluted net loss per share	$(0.28)	$(0.15)	$(0.18)

Weighted average shares outstanding	27,124,159	25,653,512	25,653,512

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)
	Number of Shares	Amount
Balance at December 31, 2007	25,653,512	$25,654	$29,211,972	$(27,566,913)	$—	$1,670,713
Stock-based compensation	—	—	314,928	—	—	314,928
Reclassification of warrants and options from equity to derivative liabilities	—	—	(1,255,317)	—	—	(1,255,317)
Extinguishment of convertible note payable, related party	—	—	733,317	—	—	733,317
Reclassification of warrants and options from derivative liabilities to equity	—	—	1,337,349	—	—	1,337,349
Unrealized gain on marketable securities	—	—	—	—	30,000	30,000
Reclassification of realized gain to income due to redemption of marketable securities	—	—	—	—	(30,000)	(30,000)

Net loss for the year	—	—	—	(4,515,512)	—	(4,515,512)

Balance at December 31, 2008	25,653,512	25,654	30,342,249	(32,082,425)	—	(1,714,522)
Stock-based compensation	—	—	101,970	—	—	101,970
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	—	218,862

Net loss for the year	—	—	—	(3,775,035)	—	(3,775,035)

Balance at December 31, 2009	25,653,512	$25,654	$30,663,081	$(35,857,460)	$—	$(5,168,725)
Stock-based compensation	—	—	188,920	—	—	188,920
Relative fair value of detachable warrants issued with convertible notes payable	—	—	77,300	—	—	77,300

Proceeds from warrant exercises, net	4,852,000	4,852	2,151,415	—	—	2,156,267

Issuance of stock from conversion of notes payable	18,215,012	18,215	10,910,806	—	—	10,929,021

Proceeds from private placement, net	999,731	1,000	594,497	—	—	595,497

Debt conversion inducement expense	—	—	3,806,966	—	—	3,806,966

Net loss for the year	—	—	—	(7,710,802)	—	(7,710,802)

Balance at December 31, 2010	49,720,255	$49,721	$48,392,985	$(43,568,262)	$—	$4,874,444

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net loss	$(7,710,802)	$(3,775,035)	$(4,515,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,007	58,831	54,875
Amortization	67,770	71,765	78,879
Stock-based compensation expense	188,920	101,970	314,928
Interest expense on convertible notes payable	123,965	96,897	—
Interest expense on convertible notes payable, related party	534,465	388,625	212,547
Accretion of discount on convertible notes payable	73,468	32,094	—
Accretion of discount on convertible notes payable, related party	141,440	49,160	831,426
Debt conversion inducement expense	3,806,966	—	—
Equity in loss of affiliated company	65,601	—	—
Change in valuation of derivative instruments, including related party	(3,199)	—	(11,803)
Unrealized loss on marketable securities	—	—	30,000
Realized gain on sales and redemption of marketable securities	—	—	(30,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(232,259)	(5,218)	33,448
Inventory	(75,577)	(91,404)	(46,132)
Prepaid expenses and other current assets	(29,010)	70,245	38,876
Accounts payable	64,034	(5,369)	(23,247)
Accrued compensation and benefits	588	(72,037)	37,921
Other accrued liabilities	90,275	7,908	(17,872)
Deferred revenue	—	—	(130,000)
Deferred gross profit, related party	50,479	—	—

Net cash used in operating activities	(2,796,869)	(3,071,568)	(3,141,666)

Cash Flows from Investing Activities
Proceeds from sales and redemptions of marketable securities	—	—	700,000
Restricted cash from convertible debt subscriptions	—	970,000	(970,000)
Purchase of property and equipment	(5,305)	(17,037)	(12,520)
Website development	—	(25,520)	(17,000)
Investment in affiliated company	(350,000)	—	—

Net cash provided by (used in) investing activities	(355,305)	927,443	(299,520)

Cash Flows from Financing Activities
Cash deposits for convertible debt subscription	—	—	970,000
Proceeds from issuance of convertible notes payable	550,000	404,000	—
Proceeds from issuance of convertible notes payable, related party	2,650,000	2,100,000	3,000,000
Proceeds from warrant exercises, including related party, net	2,156,267	—	—
Proceeds from issuance of common stock, net	595,497	—	—
Repayment of convertible note payable	(100,000)	—	—
Financing costs related to issuance of convertible note payable, related party	—	—	(5,260)

Net cash provided by financing activities	5,851,764	2,504,000	3,964,740

Net increase in cash and cash equivalents	2,699,590	359,875	523,554
Cash and cash equivalents at beginning of period	1,344,719	984,844	461,290

Cash and cash equivalents at end of period	$4,044,309	$1,344,719	$984,844

Supplemental cash flow information:
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$15,014	$—	$—

Non-cash investing and financing activities
Reclassification of warrants and options from equity to derivative liabilities	$—	$—	$1,255,317

Extinguishment of convertible note payable, related party	$—	$—	$733,317

Reclassification of warrants and options from derivative liabilities to equity	$—	$—	$1,337,349

Relative fair value of detachable warrants issued with convertible notes payable	$—	$218,862	$—

Website development costs recorded in accrued expenses	$—	$—	$19,000

Issuance of stock from notes payable conversion	$4,228,873	$—	$—

Issuance of stock from notes payable conversion, related party	$6,700,148	$—	$—

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.    Description of the Business and Summary of Significant Accounting Policies

The Business

Helix BioMedix, Inc. (the Company), a Delaware corporation, is a biopharmaceutical company with an extensive proprietary library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. The Company has developed short, small-chain peptides with anti-infective and anti-inflammatory properties such as the stimulation of cell proliferation and migration. These peptides are targeted for use as ingredients in cosmeceutical products and as new topical therapeutics. Possible applications include anti-aging skin care, acne treatment, wound healing, and the treatment of fungal dermatoses.

Although the Company has made progress in licensing its peptide technology and implementing its intellectual property into revenue-generating products for a wide range of dermal applications, the Company’s cost to conduct its business development efforts and other operating activities has exceeded its revenues each year since inception. Additionally, the Company’s net cash used in operations has exceeded its cash generated from operations for each year since its inception. The Company has financed its operations largely through the private sale of equity and debt securities.

Based on recent financing activities and the current status of the Company’s operating plans and product commercialization development, the Company estimates that its existing cash and cash equivalents will be sufficient to fund its operations, continue with work towards its prescription (Rx) product development and support the continued expansion of its consumer program through the next twelve months. The Company will need substantial additional capital in order to maintain the current level of operations beyond the next twelve months, continue commercialization of its technology and advance its pharmaceutical programs. Accordingly, the Company will need to raise additional funding through available means, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, the Company may not be able to satisfy its existing obligations or be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

Basis of Presentation and Preparation

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. Significant items subject to such estimates and assumptions include, but are not limited to, the carrying amount of investments, property, plant and equipment, intangibles; valuation allowances for receivables, inventories, deferred income tax assets; and valuation of share-based compensation, notes payable and obligations related to derivative instruments. Actual results could differ from those estimates.

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

Inventory

Inventory consists of peptides and consumer product finished goods and work in process. Work in process includes inventory at the Company’s manufacturer. Inventory is stated at the lower of cost or market. The Company regularly monitors inventory quantities on hand and records write-downs or write-offs for any excess, obsolescence and shrinkage based primarily on its sales forecast and production requirements.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Website Development

The Company maintains a corporate website along with product websites focusing on sales of the Company’s proprietary branded skin care products. The Company capitalizes eligible costs associated with website development and amortizes these costs on a straight-line basis over the estimated useful lives of the websites, ranging from two to three years.  Costs associated with minor enhancements and maintenance for the Company’s websites are expensed as incurred.

Intangible Assets

Acquired patents and certain costs for issued patents, consisting primarily of legal fees, are capitalized. Patents are amortized on the straight line basis over the useful life of the patents, generally thirteen years.

Licensing agreements and antimicrobial technology, which was purchased in conjunction with certain patents, has been capitalized at the basis of the debt issued for it. Licensing agreements and antimicrobial technology are amortized ratably over seventeen years. The Company’s antimicrobial technology has been fully amortized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets including property and equipment and intangible assets for possible impairment whenever significant events or changes in circumstances, including changes in the Company’s business strategy and plans, indicate that impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values or projections of discounted net cash flows, as appropriate. No impairment of long-lived assets has been recognized in the accompanying financial statements.

Investment in Affiliated Company

The Company uses the equity method to account for its investment in an affiliated company in which it owns a 30% interest and has significant influence. The excess of the investment’s carrying value over the Company’s share of the fair value of the investee’s net assets was attributable to goodwill. This equity-method goodwill is not amortized, but rather, the investment is analyzed for impairment. The Company adjusts the carrying value of this investment at each reporting period to recognize its share of the affiliated company’s net earnings or losses and distributions, if any.

Deferred Revenue and Deferred Gross Profit, Related Party

 Deferred revenue arises when customers are invoiced for products but delivery has not occurred or other revenue recognition criteria have not been met. Deferred gross profit, related party, relates to sales of products to an affiliated company which have not yet been resold to third parties, net of costs of such products.

Revenue Recognition

The Company derives its revenue from technology licenses, joint development agreements, sales of peptides and consumer products, and, until September 2009, administrative services provided to a related party. Revenue from technology licenses may include up-front payments and royalties from third-party product manufacturing and sales. Revenue associated with joint development agreements primarily consists of payments for completion of development milestones. The Company accounts for revenue recognition of its arrangements with multiple elements by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered items have value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of fair value of the undelivered items; and (3) the arrangement includes a right of return relative to the delivered item(s) or delivery or performance of the undelivered item(s) that is probable and within the Company’s control. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the Company allocates revenue among the separate units of accounting based on their estimated fair values. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided. When the period of deferral cannot be specifically identified from the agreement, the Company estimates the period based upon other factors contained within the agreement. The Company’s management continually reviews these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

•
Licensing Fees. The Company recognizes up-front payments when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. The Company recognizes royalty revenue in the period the royalty is earned based on actual reports or estimates received from licensees.

•
Development Fees. The Company records revenue associated with performance milestones as earned when it has completed the specific milestones as defined in the joint development agreements and collection is reasonably assured. Payments received for which the earnings process is not complete are recorded as deferred revenue.

•
Peptide and Consumer Product Sales. The Company recognizes revenue from sales of its peptides and skin care products when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

•
Administrative Services Revenue, Related Party. The Company’s administrative services revenue consisted of fees received from DermaVentures, LLC (DermaVentures), a related party, for costs incurred related to the DermaVentures’ product line. Administrative services revenue was invoiced to DermaVentures at or near cost and was recorded as earned on a gross basis when services had been rendered, no obligations remained outstanding and collection was reasonably assured.

In September 2009, the Company entered into an amendment to the DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement with DermaVentures and RMS Group, LLC pursuant to which the parties effectively agreed to terminate the Management Services Agreement dated effective as of April 18, 2007. As a result, the Company had no further management or administrative responsibilities related to DermaVentures from which the Company’s administrative services revenue was derived (see Note 13).

Revenues are recorded net of related sales taxes. Sales tax amounts collected from customers are included in accrued expenses.

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as revenue. Freight costs associated with shipping goods to customers are recorded as a cost of revenue. Shipping and handling costs for all periods presented were immaterial.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2010, 2009 and 2008 were approximately $43,900, $32,500 and $15,100, respectively.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. The Company measures deferred tax assets and liabilities based on the differences between the financial reporting and the tax bases of the assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to be recovered or settled. The Company records an allowance against deferred tax assets when it is more likely than not that such tax benefits will not be realized. Due to the uncertainty regarding the Company’s profitability, the future tax benefits of its losses have been fully reserved for and no net benefit has been recorded in the financial statements.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2010	2009
Weighted average outstanding options	3,647,638	3,325,726
Weighted average outstanding warrants	4,667,445	4,197,816

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, approximate fair values due to the short-term nature of these instruments. At December 31, 2009, the fair value of the then outstanding convertible notes payable was estimated at approximately $5.3 million, based on many judgments, including but not limited to term of maturity, interest rate, the Company’s financial condition and credit risk, and prevailing market economic conditions for similar debt instruments. There were no outstanding convertible notes payable at December 31, 2010.

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

Valuation of Call Option Related to Convertible Note Payable, Related Party, Issued in 2008

The convertible note payable issued to a related party on February 14, 2008 and subsequently amended on June 27, 2008 included a call option which gave the holder the right to demand repayment in the case of default. The Company was required to separately account for the fair value of the call option. The Company determined that the call option related to the amended note payable had no value at either the issuance date or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Valuation of Prepayment Right Related to Convertible Note Payable, Related Party, Issued in 2008

The convertible note payable issued to a related party on February 14, 2008 and subsequently amended on June 27, 2008 allowed the Company to prepay the unpaid balance of the convertible notes and accrued interest at any time and without penalty. The Company was required to separately account for the fair value of the prepayment right. The Company determined that this right had no value at either the issuance dates or any of the subsequent reporting dates based on an analysis of the right and the likelihood of its exercise.

Valuation of Warrants Related to Convertible Notes Payable Issued in 2009 and 2010, Including Related Party

In connection with the convertible notes payable issued in 2009 and 2010, the Company issued warrants to purchase up to an aggregate of 868,500 shares and 800,000 shares of the Company’s common stock, respectively, at an exercise price of $1.00 and $0.80 per share, respectively. In each case, the warrants were legally detachable and were separately exercisable from the debt and its related embedded options. As a result, these warrants were considered to be freestanding financial instruments and were accounted for as equity instruments. The Company allocated the value of the warrants based on a relative-fair-value basis between the convertible notes payable issued and the warrants.

Valuation of Conversion Rights Related to Convertible Notes Payable, Including Related Party

In connection with the issuance of the convertible note payable to a related party in February 2008, the Company was required to separately account for the fair value of the Company’s right to automatically convert the note payable to equity at the price of equity securities issued in any sale of shares of its equity securities that raised an aggregate amount of at least $5,000,000 on or before June 29, 2008.

On June 27, 2008, the Company entered into an amendment to the convertible note payable which effectively extinguished the original convertible note payable, including its embedded derivative instruments. The June 27, 2008 fair value of the separately-accounted-for embedded derivative instruments was credited to additional paid-in capital as part of recording the capital transaction resulting from the extinguishment of the original convertible note payable.

The conversion rights of the amended convertible note payable issued in June 2008 and the convertible notes payable issued in 2009 and 2010 were not required to be accounted for separately.

Valuation of Option To Purchase Remaining Interest in Affiliated Company

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

In connection with the Company’s investment in an affiliated company, the Company has the right to purchase the remaining interest in the investee between July 1, 2012 and July 1, 2015 (see Note 5). The Company is required to separately account for this option at fair value on the balance sheet with changes in value recognized in the statement of operations.

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

In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements, which requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. Since the objective of ASU 2010-06 is to improve disclosures related to fair value measurements and, thus, increase the transparency in financial reporting, the Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations or cash flows.

Note 2.    Financing Events

2008 Debt Financing – Convertible Note Payable, Related Party, Issued on February 14, 2008 and Amended on June 27, 2008

On February 14, 2008, the Company issued to RBFSC Inc. (RBFSC), a related party, a convertible promissory note (the 2008 Note) in the principal amount of $3,000,000 with an interest rate of 8% per annum, which was subsequently amended on June 27, 2008 (the 2008 Amended Note). In connection with the issuance of the 2008 Amended Note, the Company issued a five-year warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share (2008 Warrant). The 2008 Amended Note, which was due and payable on July 1, 2011, included a call option which gave the holder the right to demand repayment in the case of default and a put option which allowed the Company to prepay the unpaid balance of the 2008 Amended Note and related accrued interest at any time and without penalty. The Company was required to separately account for the fair values of these embedded features on the balance sheet with changes in value recognized in the statement of operations as the features were not clearly and closely related to the convertible note debt instrument due to the substantial debt discount recorded in connection with the 2008 Note. At the amendment date and each subsequent reporting date, the Company determined that these call and put options had no significant value based on an analysis of the rights and the likelihood of these features being exercised.

Interest expense related to the 2008 Amended Note (based on the stated rate of 8%) for the years ended December 31, 2010, 2009 and 2008 was $214,356, $240,000 and $212,547, respectively.

2009 Debt Financing – Convertible Notes Payable Issued on February 10 and March 5, 2009

In 2009, the Company issued to accredited investors convertible promissory notes in an aggregate principal amount of $3,474,000 (the 2009 Notes) and five-year warrants to purchase an aggregate of 868,500 shares of the Company’s common stock at an exercise price of $1.00 per share (the 2009 Warrants). The 2009 Notes bore interest at the rate of 8% per annum and were due and payable on July 1, 2011.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

The Company determined the relative fair value of the 2009 Warrants to be $218,862 and recorded this amount as a discount to the 2009 Notes, to be amortized over the life of the 2009 Notes. Financing costs associated with the issuance of the 2009 Notes and related warrants were not material and therefore were expensed as incurred.

Interest expense resulting from the stated rate related to the 2009 Notes for the years ended December 31, 2010 and 2009 was $272,656 and $245,522, respectively. The effective interest rate related to the 2009 Notes including accretion of discount was 11.4%.

The 2009 Notes also included a call option, which gave the holders the right to demand repayment in the case of default, and a put option, which allowed the Company to prepay the unpaid balance of the 2009 Notes and accrued interest at any time and without penalty. The Company determined that these embedded features were clearly and closely related to the debt instruments and therefore were not required to be accounted for separately from the 2009 Notes.

Holders of the 2009 Notes included three related parties: 1) two members of the Company’s Board of Directors who each purchased a convertible note in the principal amount of $100,000 and received a warrant to purchase 25,000 shares of the Company’s common stock and 2) Cardinal Court LLC which purchased a convertible note in the principal amount of $2,000,000 and received a warrant to purchase 500,000 shares of the Company’s common stock. The Vice President and Treasurer of Cardinal Court LLC is Frank T. Nickell, who is also the President and a director of RBFSC and owns an interest that allows him to exercise significant influence.

2010 Debt Financing – Convertible Notes Payable Issued on March 5 and May 10, 2010

On March 5, 2010, the Company issued to accredited investors convertible promissory notes in an aggregate principal amount of $2,900,000 and five-year warrants to purchase an aggregate of 725,000 shares of the Company’s common stock at an exercise price of $0.80 per share. On May 10, 2010, the Company issued to accredited investors additional convertible promissory notes in an aggregate principal amount of $300,000 and additional five-year warrants to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $0.80 per share. The convertible promissory notes issued in March and May 2010 (collectively, the 2010 Notes) bore interest at the rate of 8% per annum and were due and payable on July 1, 2013.

The Company determined the relative fair value of the warrants issued in March and May 2010 (collectively, the 2010 Warrants) to be $63,800 and $13,500, respectively, and recorded these amounts as a discount to the 2010 Notes, to be amortized over the life of the 2010 Notes. Financing costs associated with the issuance of the 2010 Notes and 2010 Warrants were not material and therefore were expensed as incurred.

Interest expense resulting from the stated interest rate related to the 2010 Notes was $186,432 for the year ended December 31, 2010. The effective interest rate related to the 2010 Notes for including accretion of discount was 11.3%.

The 2010 Notes also included a call option, which gave the holders the right to demand repayment in the case of default (which included a default under the 2008 Amended Note or the 2009 Notes), and a put option, which allowed the Company to prepay the unpaid balance of the 2010 Notes and accrued interest at any time and without penalty. The Company determined that these embedded features were clearly and closely related to the debt instruments and therefore were not required to be accounted for separately from the 2010 Notes.

The holders of the 2010 Notes included three related parties: 1) two members of the Company’s Board of Directors who purchased convertible notes in an aggregate principal amount of $450,000 and received warrants to purchase an aggregate of 112,500 shares of the Company’s common stock and 2) RBFSC which purchased a convertible note in the principal amount of $2,200,000 and received a warrant to purchase 550,000 shares of the Company’s common stock.

2010 Debt Conversion, Warrant Exercises and Equity Financing

Debt Conversion and Warrant Exercise Transactions with RBFSC

On November 22, 2010, the Company entered into a Convertible Promissory Note Conversion and Warrant Exercise Agreement with RBFSC pursuant to which RBFSC:

(i)
amended and converted $3,665,425 of aggregate principal amount and accrued interest due on the 2008 Amended Note into 6,109,041 shares of the Company’s common stock at a conversion price of $0.60 per share;

(ii)	amended and converted $2,326,334 of aggregate principal amount and accrued interest due on its 2010 Note into 3,877,223 shares of the Company’s common stock at a conversion price of $0.60 per share;

(iii)	amended and exercised the 2008 Warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.50 per share for a total of $750,000; and

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(iv)	amended and exercised its 2010 Warrant to purchase 1,100,000 shares of the Company’s common stock at an exercise price of $0.40 per share for a total of $440,000.

In addition, on December 27, 2010, the Company entered into a Warrant Amendment and Exercise Agreement with RBFSC, pursuant to which:

(i)	RBFSC amended and exercised its warrant issued on March 3, 2006 for 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share for a total of $150,000; and

(ii)	the Company agreed to comply with the requirements for “qualified small business stock” under Section 1202 of the Internal Revenue Code of 1986, as amended.

Debt Conversion and Warrant Exercise Transactions with Other Note Holders

On November 24, 2010, the Company filed with the SEC a Tender Offer Statement on Schedule TO pursuant to which, on December 27, 2010:

(i)	$3,877,164 of aggregate principal amount and accrued interest of the 2009 Notes was converted into 6,461,921 shares of the Company’s common stock at a conversion price of $0.60 per share;

(ii)	$115,014 of aggregate principal amount and accrued interest of the 2009 Notes was repaid;

(iii)	$1,060,099 of aggregate principal amount and accrued interest of the 2010 Notes was converted into 1,766,827 shares of the Company’s common stock at a conversion price of $0.60 per share;

(iv)	certain of the 2009 Warrants were exercised for an aggregate of 1,452,000 shares of the Company’s common stock at an exercise price of $0.50 per share for a total of $726,000; and

(V)	the 2010 Warrants were exercised for an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.40 per share for a total of $200,000.

The per share fair value of the Company’s common stock immediately prior to the RBFSC’s note conversion on November 22, 2010 and the note conversions on December 27, 2010 pursuant to the Tender Offer was estimated at $0.61 and $0.57, respectively. In aggregate, the value of the common stock issued in connection with the conversion of the convertible notes payable in the fourth quarter of 2010 in excess of the carrying amount of the principal and accrued interest on the convertible notes payable was $3,806,966. This amount was charged to debt conversion inducement expense in the accompanying statements of operations for the year ended December 31, 2010.

Equity Financing

On December 31, 2010, the Company issued to seven accredited investors an aggregate of 999,731 shares of the Company’s common stock at a purchase price of $0.60 per share for an aggregate purchase price of $599,839. Participants in the December 2010 equity financing included RBFSC which acquired 500,000 shares of the Company’s common stock for a total of $300,000.

Note 3.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2009
Machinery and equipment	$569,809	$564,504
Website development costs	42,520	42,520
Furniture and fixtures	55,614	55,614
Leasehold improvements	43,993	43,993

	711,936	706,631
Less accumulated depreciation	(667,758)	(621,751)

Property and equipment, net	$44,178	$84,880

Aggregate depreciation expense for property and equipment was $46,007, $58,831 and $54,875 for the year ended December 31, 2010, 2009 and 2008, respectively.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 4.    Identifiable Intangible Assets

Identifiable intangible assets, subject to amortization, were as follows:

		December 31, 2010			December 31, 2009
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Antimicrobial technology	17	$222,187	$(222,187)	$—	$222,187	$(222,187)	$—
Licensing agreements	17	61,391	(32,355)	29,036	61,391	(28,760)	32,631
Patents pending and approved	13	834,301	(649,269)	185,032	834,301	(585,094)	249,207

Total		$1,117,879	$(903,811)	$214,068	$1,117,879	$(836,041)	$281,838

Amortization expense related to identifiable intangible assets was $67,770, $71,765 and $78,879 for the year ended December 31, 2010, 2009 and 2008, respectively. Scheduled amortization charges from identifiable intangible assets as of December 31, 2010 were as follows:

Year	Licensing Agreements	Patents pending and approved	Total
2011	$3,595	$64,175	$67,770
2012	3,595	64,175	67,770
2013	3,595	37,814	41,409
2014	3,595	5,054	8,649
2015	3,595	5,054	8,649
Thereafter	$11,061	$8,760	$19,821

Note 5.  Agreements with Affiliated Company

Membership Interest Agreement

On July 1, 2010, the Company entered into a Membership Interest Agreement (NuGlow Membership Agreement) by and among the Company, Camden Street Partners, LLC, a California limited liability company (Camden), NuGlow Cosmaceuticals, LLC, a California limited liability company (NuGlow), and Steven Sheiner pursuant to which the Company received a 30% membership interest in NuGlow in exchange for a capital contribution in NuGlow of $350,000.  NuGlow specializes in the marketing and selling of specialty skin care products.

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

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

As the Company owns a 30% membership interest in NuGlow and does not have control over NuGlow, the Company accounted for its membership interest in NuGlow as an equity investment. The Company has not provided financial support to NuGlow other than the initial capital contribution and the Company is not contractually obligated to provide further financial support to NuGlow. The Company’s exposure to loss as a result of its investment in NuGlow is limited to the cost of the initial capital contribution it provided. The membership interest in NuGlow was recorded at $332,542 at the date of investment and is adjusted each reporting period to recognize the Company’s share of NuGlow’s net earnings or losses and distributions, if any. The Company separately accounted for the Purchase Option as a derivative asset and included it in the balance sheet as other assets, with changes in value to be recognized in the statement of operations over the life of the option.

The excess of cost over the Company’s share of NuGlow’s net assets at July 1, 2010 was $321,368. This equity-method goodwill is not amortized and the investment is analyzed for impairment.

The Company includes its share of NuGlow’s net earnings or loss in “Investment in affiliated company” in its balance sheet and “Equity in loss of affiliated company” in its statements of operations. The carrying amount of the investment in NuGlow was $266,941 at December 31, 2010. The decrease of $65,601 in the carrying amount of this investment from July 1, 2010 reflected the Company’s share of NuGlow’s net operating loss for the six months ended December 31, 2010. The fair value of the Purchase Option was estimated to be $17,458 at July 1, 2010 and $20,657 at December 31, 2010.

NuGlow’s condensed balance sheet at December 31, 2010 and statements of operations for the year ended December 31, 2010 are summarized below:

December 31, 2010 (Unaudited)
CONDENSED BALANCE SHEET
Assets
Cash	$75,147
Accounts receivable, net	2,574
Inventory	140,443
Prepaid expenses and other current assets	11,455

Total assets	$229,619

Liabilities and members’ equity
Accounts payable and current liabilities	$61,041
Members’ equity	374,661
Net loss	(206,083)

Total liabilities and members’ equity	$229,619

Year Ended December 31, 2010 (Unaudited)
CONDENSED STATEMENT OF OPERATIONS
Revenue	$103,797
Cost of goods sold	88,336
Operating expenses	221,544

Net loss	$(206,083)

Supply Agreement

The Company and NuGlow entered into a Supply Agreement dated as of July 1, 2010 pursuant to which NuGlow agreed to purchase from the Company for resale certain of the Company’s proprietary skincare products for beauty and cosmetic and over-the-counter uses. The term of the Supply Agreement continues until June 30, 2013 and automatically renews for successive one-year terms thereafter unless earlier terminated as provided therein.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 6.  Other Assets

Other assets consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company (see Note 5)	20,657	—

Other assets	$29,179	$8,522

Note 7.    Fair Value of Financial Instruments

The inputs used to measure fair value are summarized in the three broad levels listed below:

•	Level 1 — Quoted prices in active markets for identical securities;

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities); and

•	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining fair value of investments).

The following tables set forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of December 31, 2010 and 2009. As required by Accounting Standard Codification (ASC) 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,680,348	$3,680,348	$—	$—
Option to purchase interest in affiliated company	20,657	—	—	20,657

	December 31, 2009	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,243,525	$1,243,525	$—	$—
Option to call the 2008 Amended Note	—	—	—	—
Option to prepay the 2008 Amended Note	—	—	—	—

Option to purchase interest in affiliated company. The Company estimated the fair value of this asset to be $17,458 at the date of acquisition and $20,657 at December 31, 2010, using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA). The increase in fair value of $3,199 was recorded in the statement of operations for the year ended December 31, 2010.

Financial Instruments. The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at December 31, 2010 and December 31, 2009 because of the short-term nature of these instruments. As there was no established market for the Company’s convertible notes, at December 31, 2009, the Company estimated the fair value of its convertible notes payable, including related party, using market-based parameters for the various components of the convertible notes. The fair value of the accrued interest on convertible notes payable, including related party, was estimated as the present value of expected future payments, discounted by an interest rate commensurate with the risk-free interest rate for an equivalent maturity term. At December 31, 2010, all of the Company’s convertible notes payable and related accrued interest, including related party, had been converted into the Company’s common stock or repaid.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

The table below summarizes the carrying values and estimated fair values for certain of the Company’s financial instruments at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Convertible notes payable	$—	$—	$1 ,319,532	$1,116,240
Convertible notes payable, related party	—	—	5,016,860	4,143,250
Accrued interest on convertible notes payable	—	—	96,897	95,746
Accrued interest on convertible notes payable	—	—	599,694	592,569

Total	$—	$—	$7,032,983	$5,947,805

Note 8.    Stockholders’ Equity

Preferred Stock

The Company’s board of directors (the Board) may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the Board may deem advisable. As of December 31, 2010, no preferred series shares had been designated by the Board.

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

Common Stock Purchase Warrants

Information concerning outstanding common stock purchase warrants is set forth below:

	December 31,
	2010			2009
	Number	Price range	Weighted Average	Number	Price range	Weighted Average
Warrants issued to employees and non-employees for services	1,707,419	$0.25 – $6.00	$1.56	1,707,419	$0.25 – $6.00	$1.56
Warrants issued in connection with 2001 convertible debt financing	308,000	$1.00	$1.00	308,000	$1.00	$1.00
Warrants issued in connection with 2002 and 2003 equity financings	258,600	$1.00	$1.00	258,600	$1.00	$1.00
Warrants issued in connection with 2005 equity financing	—	$—	$—	125,000	$1.50	$1.50
Warrants issued in connection with 2006 equity financing	109,800	$1.00	$1.00	259,800	$1.00	$1.00
Warrants issued in connection with 2008 debt financing	—	$—	$—	750,000	$1.00	$1.00
Warrants issued in connection with 2009 debt financing	142,500	$1.00	$1.00	868,500	$1.00	$1.00

Total outstanding warrants	2,526,319	$0.25 – $6.00	$1.38	4,277,319	$0.25 – $6.00	$1.24

During the year ended December 31, 2010, warrants to purchase an aggregate of 2,426,000 shares of the Company’s common stock were amended and exercised (see Note 2) and warrants to purchase 125,000 shares of common stock expired and were therefore cancelled.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 9.    Stock-Based Compensation

The Helix BioMedix 2000 Stock Option Plan (the 2000 Plan), approved by the Company’s stockholders in 2000, was administered by non-employee directors who were authorized to grant stock options to the Company’s employees, consultants, and directors. Stock options were granted at exercise prices equal to the closing market price of the Company’s common stock on the grant date. Stock options granted to employees were typically incentive stock options, as defined and governed by Section 422 of the Internal Revenue Code, and generally vested over a three-year period with 1/3 of the shares vesting after a year from the date of grant and 1/36 of the shares vesting monthly thereafter. Options granted to non-employee directors were nonqualified stock options with a vesting period ranging from immediately upon grant to quarterly over one year. All options granted to employees and non-employee directors expire 10 years from the grant date.

The Company granted 785,000, 240,500 and 510,000 stock options during the years ended December 31, 2010, 2009 and 2008, respectively. The per share weighted-average fair value of stock options granted during 2010, 2009 and 2008 was $0.28, $0.32 and $0.45, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2010	2009	2008
Risk-free interest rate	1.41 – 2.77%	1.89 – 2.78%	1.55 – 2.89%
Expected dividend yield	0	0	0
Expected term in years	5.0 – 6.0	5.5 – 6.0	5.0 – 6.0
Expected volatility	98 – 106%	101 – 105%	100 – 102%

The risk free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the years ended December 31, 2010, 2009 and 2008, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

The amount of stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 related to stock options was approximately $188,900, $102,000 and $314,900, respectively. In June 2008, in connection with the departure of the Company’s Vice President and Chief Financial Officer, the Company modified the terms of his options to extend the period during which he may exercise his vested options from 90 days to three years, resulting in a stock-based compensation expense of approximately $60,100 for 2008. Stock-based compensation for 2008 also included approximately $121,800 related to options granted to two officers and $20,800 related to an option grant to a consultant. As of December 31, 2010, the total unrecognized stock-based compensation related to non-vested stock options was approximately $88,700, which is expected to be recognized over a weighted-average period of approximately 1.9 years. A summary of the Company’s stock-based compensation expense for 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
Research and development	$9,887	$1,533	$50,297
Marketing and business development	33,264	22,011	20,352
General and administrative	145,769	78,426	244,279

Total stock-based compensation	$188,920	$101,970	$314,928

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

A summary of the Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2007	2,978,528	$1.22
Granted	510,000	$0.62
Exercised	—	—
Forfeited	(100,000)	$0.50
Expired	(83,334)	$0.75

Outstanding, December 31, 2008	3,305,194	$1.17
Granted	240,500	$0.40
Exercised	—	$—
Forfeited	—	$—
Expired	(434,444)	$1.61

Outstanding, December 31, 2009	3,111,250	$1.04
Granted	785,000	$0.35
Exercised	—	$—
Forfeited	—	$—
Expired	(27,300)	$0.70

Outstanding, December 31, 2010	3,868,950	$0.91	4.45	$4,500

Exercisable, December 31, 2010	3,426,448	$0.98	3.85	$3,278

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.29 per share on December 31, 2010 which would have been the closing price of shares received by the optionees had all of the options with exercise prices less than $0.29 per share been exercised on that date.

As of December 31, 2010, there were 5,355,000 shares of common stock reserved for issuance pursuant to the 2000 Plan, of which 1,486,050 shares remained available for grants. Additional information regarding options outstanding as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.19 - $0.49	1,025,500	7.63	$0.36	585,776	$0.38
$0.50 - $0.85	998,200	6.12	$0.65	995,422	$0.65
$1.00 - $1.50	1,462,750	1.71	$1.22	1,462,750	$1.22
$1.75 - $1.94	382,500	2.04	$1.81	382,500	$1.81
$0.19 - $1.94	3,868,950	4.45	$0.91	3,426,448	$0.98

The term of the 2000 Plan was ten years.  The Board of Directors of the Company has recently approved the 2011 Stock Option Plan and reserved an aggregate of 12,000,000 shares of the Company’s Common Stock for issuance thereunder, subject to approval of the Company’s stockholders.

Note 10.    Employee Savings Plan

The Company offers a 401(k) plan to all of its employees. Company matching contributions are determined in accordance with the provisions of the Company’s contribution plan. During the years ended December 31, 2010, 2009 and 2008, employer-matching cash contributions totaled $34,236, $32,194 and $36,402, respectively.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

Note 11.    Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of December 31, 2010, the Company maintained approximately $3,680,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. The Company has not experienced any losses in such account.

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Customer A	49%	71%	44%
Customer B	—	10	16
Customer C	34	—	23

Note 12.    Income Taxes

Deferred income taxes reflect the net tax effects of (1) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (2) operating losses and tax credit carryforwards. The tax effects of significant components comprising the Company’s deferred taxes as of December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$10,879,800	$9,537,100
Stock compensation	561,400	518,700
Accrued expenses	17,900	4,000
Fixed and intangible assets	45,900	40,600
Debt discount	—	61,200
Deferred gross profit, related party	17,200	—

Gross deferred tax assets	11,522,200	10,161,600
Less valuation allowance	(11,522,200)	(10,161,600)

Net deferred tax assets	—	—
Deferred tax liabilities	—	—

Net deferred tax assets/liabilities	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance at December 31, 2010 and 2009 for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $1,360,600, $1,029,400 and $1,385,100 during the years ended December 31, 2010, 2009 and 2008, respectively. The increases in the deferred tax assets in 2010, 2009 and 2008 were primarily the result of increasing net operating loss carryforwards during those years.

The Company unrecognized research and development tax credits totaling approximately $77,600 and $82,000 as of December 31, 2010 and 2009, respectively, as these deferred tax assets did not meet the “more likely than not” recognition threshold. The change in unrecognized tax benefits during 2010 and 2009 was due to unrecognized research and development tax credits expiring unutilized. During 2010, 2009 and 2008, there was no interest or penalty recognized.

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $32,000,000 for income tax reporting purposes, which expire from 2011 to 2030. The Company’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations. The difference between the expected benefit computed using the statutory tax rate and the recorded benefit of nil in 2010 and 2009 is primarily due to the change in the valuation allowance and the debt conversion inducement expense not currently expected to be deductible at a more-likely-than-not level.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

The Company files a Federal income tax return in the U.S. All of the Company’s tax returns for years with unexpired net operating loss carryforwards may be subject to examination in the event that the Company utilizes the net operating losses from those years in its future tax returns.

Note 13.    Other Related Party Transactions

In April 2007, the Company entered into a License Agreement (the License Agreement) with DermaVentures, LLC in which the Company owned a 25% membership interest pursuant to the Operating Agreement of DermaVentures, LLC dated as of January 31, 2007 (the Operating Agreement). Pursuant to the License Agreement, the Company granted to DermaVentures a non-exclusive license to formulate certain of the Company’s proprietary peptides into cosmetics and over-the-counter products to be sold in North and Central America and DermaVentures agreed to pay the Company royalties on its sales of peptide-containing products.

At the same time, the Company entered into a Management Services Agreement (the Services Agreement) with DermaVentures and RMS, a member and the sole manager of DermaVentures. Pursuant to the Services Agreement, the Company agreed to provide certain management services to DermaVentures in exchange for a fee of $400,000 payable as a cash distribution to the Company after $1.2 million in cash had been distributed to RMS.

The Company’s membership interest in DermaVentures was accounted for using the equity method because the Company was not the primary beneficiary. The Company contributed no capital to DermaVentures. There were no earnings recognized by the Company in 2009 and 2008 related to its membership interest in DermaVentures because DermaVentures incurred a net loss and the Company was not required to fund DermaVentures’ losses. The carrying value of the Company’s membership interest in DermaVentures was zero at inception and at September 18, 2009 and December 31, 2008. The Company’s exposure to loss as a result of its involvement with DermaVentures was limited to the cost of the services the Company was required to provide under the Services Agreement.

On September 18, 2009, the Company entered into an amendment to the Operating Agreement, License Agreement and Services Agreement pursuant to which the Company agreed to, among other things, mutually terminate the Services Agreement effective as of September 21, 2009, after which the Company had no further management responsibilities or obligations related to DermaVentures or its business.

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

Note 14.    Commitments and Contingencies

Leases

In July 2009, the Company renewed the operating lease for its office and laboratory space in Bothell, Washington. The renewed lease, which has a term of five years and seven months beginning on December 1, 2009, provides for seven months of free rent at a monthly base rent equal to $6,210 and includes scheduled rent increases over the lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the term of the lease. Rent expense including operating costs for the years ended December 31, 2010, 2009 and 2008 was $101,395, $108,729 and $106,892, respectively. The future minimum payment under the existing lease from January 2011 through June 2015 is approximately $365,000.

Note 15.    License Agreements

The Company entered into a License Agreement with the University of British Columbia (UBC) commencing October 1, 2001, whereby UBC granted the Company an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The agreement terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the agreement, unless terminated earlier as provided in the agreement. According to its terms, the agreement terminates automatically if a bankruptcy proceeding is brought by or against the Company, and terminates at UBC’s option upon certain events, including the Company’s insolvency or cessation of business, a delinquency of more than 60 days in payments due from the Company under the agreement, and the Company breach of certain provisions relating to insurance requirements, use by the Company of UBC trademarks, and marketing obligations. In addition, either party may terminate the agreement on notice after the opportunity to cure if the other party defaults under the agreement. The Technology licensed under the agreement consists primarily of three United States patents for antimicrobial peptides and related methods of use. The license may be sublicensed to the Company’s affiliates. Pursuant to the terms of the agreement, the Company issued to UBC or its assigns 97,500 shares of the Company’s common stock and options to purchase up to 152,500 shares of the Company’s common stock at $1.50 per share. The options have a term of ten years and were fully vested upon grant. Additionally, the Company agreed to pay UBC a royalty of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company is also required to pay UBC minimum annual royalties and to reimburse UBC for all further costs incurred with respect to the licensed patents, including maintenance fees. The Company paid UBC $47,870, $44,574 and $48,310 in 2010, 2009 and 2008, respectively, for minimum royalties and reimbursements for patent-related expenses.

HELIX BIOMEDIX, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

On August 16, 2007, the Company entered into a License Agreement with Goldschmidt GmbH, a wholly owned subsidiary of Evonik GmbH. Pursuant to the agreement, the Company granted to Goldschmidt an exclusive license under certain of the Company’s patent applications and related rights and technology to, among other things, make and sell formulations for use as ingredients in final products in the cosmetic and non-prescription-drug fields of use. The term of the agreement extends until the expiration of the last-to-expire patent issued under the licensed patent rights, subject to certain termination rights of each party. Either party may terminate the agreement if the other party materially breaches a material provision of the agreement, and fails to cure the breach within the specified notice period. In addition, either party may terminate the agreement if, for any consecutive three-year period after 2010, earned running royalties fall short of certain agreed minimum amounts. In consideration for the license, Goldschmidt agreed to make specified upfront payments (subject to certain conditions) and to pay royalties on its sales of formulations under the agreement.

On September 12, 2007, the Company entered into a First Amended and Restated License Agreement with Grant Industries, Inc., which amended and restated the Non-Exclusive License Agreement between the parties dated December 12, 2006, and which has subsequently been amended effective as of December 10, 2008 and May 6, 2010. As amended to date, the initial term of the license agreement expires on December 31, 2011, after which the agreement automatically renews for successive one-year periods, subject to certain termination rights of each party. Either party may terminate the agreement if the other party ceases its business or upon certain events relating to bankruptcy, or if the other materially breaches a provision of the agreement and fails to cure the breach within the specified notice period. The Company may terminate the license or remove a peptide from the scope of the license if Grant Industries fails to meet certain minimum royalty obligations. The license permits Grant Industries to formulate certain of the Company’s proprietary peptides into premix products, and to market and sell those premix products for use in final products in the cosmetic and over-the-counter personal care market, subject to payment of royalties on its sales of premix, and certain minimum royalty obligations. The license grants exclusive rights with respect to six of the Company’s peptides.

On August 27, 2008, the Company entered into a License Agreement with Rodan & Fields, LLC which was subsequently amended as of February 25, 2009. Pursuant to the agreement, the Company granted to Rodan & Fields a non-exclusive worldwide license to use its protease inhibition technology with its peptides incorporated into products developed and marketed by Rodan & Fields. In exchange for the license, Rodan & Fields agreed to initiate a study validating the benefits of the Company’s protease inhibition technology and to pay a royalty fee from sales of products containing our technology. The initial term of the agreement is three years and it automatically renews for successive one-year terms thereafter, subject to certain termination rights of each party, and subject to payment by Rodan & Fields of certain minimum royalties. Either party may terminate the agreement if the other party materially breaches a material provision of the agreement, and fails to cure the breach within the specified notice period. The company began earning royalties under the agreement in the fourth quarter of 2009.

Note 16.    Condensed Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net revenue	$69,718	$330,398	$93,680	$357,887	$87,251	$138,487	$97,846	$67,684
Gross profit	45,229	205,653	64,643	275,664	38,919	45,438	45,095	65,296
Operating expenses	804,344	930,518	956,674	855,809	856,452	919,876	825,137	811,191
Loss from operations	(759,115)	(724,865)	(892,031)	(580,145)	(817,533)	(874,438)	(780,042)	(745,895)
Other expense, net	(167,934)	(217,622)	(227,158)	(4,141,932)	(102,210)	(148,958)	(152,803)	(153,156)

Net loss	$(927,049)	$(942,487)	$(1,119,189)	$(4,722,077)	$(919,743)	$(1,023,396)	$(932,845)	$(899,051)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)	$(0.15)	$(0.04)	$(0.04)	$(0.04)	$(0.04)

Weighted average shares outstanding	25,653,512	25,653,512	25,653,512	31,488,144	25,653,512	25,653,512	25,653,512	25,653,512

Note 17.    Subsequent Events

On February 15, 2011, the Company announced that its Vice President and Chief Scientific Officer, Timothy J. Falla, Ph.D., stepped down from his role with the Company effective February 28, 2011.  Pursuant to a separation and consulting agreement, Dr. Falla agreed to provide consulting services to the Company with respect to certain transition activities, the maintenance, defense and prosecution of the Company’s issued patents and pending patent applications, and the preparation and prosecution of patent applications with respect to intellectual property currently in development, and the Company agreed to accelerate the vesting and extend for periods of one to three years the exercise periods of Dr. Falla’s outstanding options under the Company’s 2000 Stock Option Plan.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.                    CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting is effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Such a report is not required for smaller reporting companies such as us pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act that Congress enacted in July 2010, which permanently exempts companies with less than $75 million in market capitalization from Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring an outside auditor to attest annually to a company’s internal-control evaluations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

 None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated by reference to the section captioned “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2011 Annual Meeting of Stockholders.

The remaining information required by this item is set forth in Part I of this report under Item 1, “Business — Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal No. 2 — Approval of 2011 Stock Option Plan” of the Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Proposal No. 3 — Ratify Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).
Financial Statements and Schedules. The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed thereunder. Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b).	Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03
3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03
3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01
4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04
4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04
10.1†	Helix BioMedix, Inc. Amended and Restated 2000 Stock Option Plan		10-KSB/A	12/31/02	10.5	4/30/03
10.1(a)†	Form of Helix BioMedix, Inc. Stock Option Agreement for Purchase of Stock (2000 Stock Option Plan)		10-KSB/A	12/31/02	Annex A to 10.5	4/30/03
10.1(b)†	Helix BioMedix, Inc. 2011 Stock Option Plan	X
10.1(c)†	Form of Helix BioMedix, Inc. Incentive Stock Option Agreement (2011 Stock Option Plan)	X
10.1(d)†	Form of Helix BioMedix, Inc. Nonqualified Stock Option Agreement (2011 Stock Option Plan)	X
10.2†	Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and R. Stephen Beatty		10-KSB	12/31/03	10.9	3/26/04
10.2(a)†	Amendment to Employment Agreement dated December 10, 2003 between the Company and R. Stephen Beatty		10-KSB	12/31/03	10.13	3/26/04
10.2(b)†	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and R. Stephen Beatty		10-QSB	9/30/06	10.9(a)	11/9/06
10.2(c)†	Third Amendment to Employment Agreement dated effective as of June 15, 2007 between the Company and R. Stephen Beatty		10-QSB	9/30/07	10.9(b)	11/8/07
10.3†	Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and Timothy Falla		10-KSB	12/31/03	10.8	3/26/04
10.3(a)†	Amendment to Employment Agreement dated December 10, 2003 between the Company and Timothy Falla		10-KSB	12/31/03	10.12	3/26/04
10.3(b)†	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and Timothy Falla		10-QSB	9/30/06	10.8(a)	11/9/06
10.3(c)†	Third Amendment to Employment Agreement dated effective as of June 15, 2007 between the Company and Timothy Falla		10-QSB	9/30/07	10.8(b)	11/8/07
10.3(d)†	Separation and Consulting Agreement dated effective February 28, 2011 between the Company and Timothy Falla	X
10.4†	Employment Letter Agreement dated October 8, 2007 between the Company and Robin L. Carmichael		10-QSB	9/30/07	10.28	11/8/07
10.4(a)†	First Amendment to Employment Letter Agreement dated effective as of November 15, 2007 between the Company and Robin L. Carmichael		10-K	12/31/07	10.5(a)	3/21/08
10.4(b)†	Second Amendment to Employment Letter Agreement dated effective as of June 30, 2008 between the Company and Robin L. Carmichael		10-Q	6/30/08	10.5(b)	7/30/08

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.5	Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001		10-KSB	12/31/01	10.11	4/1/02
10.5(a)	First Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated December 6, 2005		10-KSB	12/31/05	10.17(a)	3/27/06
10.5(b)	Second Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated October 4, 2006		10-KSB	12/31/06	10.17(b)	3/26/07
10.5(c)	Third Amendment to Lease entered into on July 29, 2009 between the Company and Teachers Insurance and Annuity Association of America, Inc.		10-Q	9/30/09	10.10(c)	11/5/09
10.6	University of British Columbia License Agreement dated October 1, 2001		10-KSB	12/31/01	10.5	4/1/02
10.7*	First Amended and Restated License Agreement dated September 12, 2007 between the Company and Grant Industries, Inc.		10-QSB	9/30/07	10.24(a)	11/8/07
10.7(a)*	First Amendment to First Amended and Restated License Agreement dated effective as of December 10, 2008 between the Company and Grant Industries, Inc.		10-K	12/31/08	10.12(b)	3/26/09
10.7(b)*	Second Amendment to First Amended and Restated License Agreement dated effective as of May 6, 2010 between the Company and Grant Industries, Inc.		10-Q	6/30/10	10.7(b)	8/5/10
10.8*	License Agreement dated effective as of April 18, 2007 between the Company and DermaVentures, LLC		10-QSB	3/31/07	10.25	5/10/07
10.9	Management Services Agreement dated effective as of April 18, 2007 between the Company, DermaVentures, LLC and RMS Group, LLC		10-QSB	3/31/07	10.26	5/10/07
10.10	Amendment to DermaVentures, LLC Operating Agreement, Management Agreement and License Agreement dated September 18, 2009 among the Company, DermaVentures, LLC and RMS Group, LLC		10-Q	9/30/09	10.20	11/5/09
10.11*	License Agreement dated August 16, 2007 between the Company and Goldschmidt GmbH		10-QSB	9/30/07	10.27	11/8/07
10.11(a)	First Amendment to License Agreement dated as of December 10, 2010 between the Company and Goldschmidt GmbH	X
10.12*	License Agreement dated August 27, 2008 between the Company and Rodan & Fields, LLC		10-Q	9/30/08	10.18	11/5/08
10.12(a)	First Amendment to License Agreement dated February 25, 2009 between the Company and Rodan & Fields, LLC		10-Q	3/31/09	10.18(a)	5/7/09
10.13*	Manufacturing and Supply Agreement dated as of January 9, 2008 between the Company and Peptisyntha, Inc.		10-Q	3/31/08	10.16	5/15/08
10.14	Convertible Note and Warrant Purchase Agreement dated as of February 14, 2008 between the Company and RBFSC Inc.		10-Q	3/31/08	10.17(a)	5/15/08
10.14(a)	Convertible Promissory Note dated as of February 14, 2008 between the Company and RBFSC Inc.		10-Q	3/31/08	10.17(b)	5/15/08
10.14(b)	First Amendment to Note and Warrant Purchase Agreement and Convertible Promissory Note dated as of June 27, 2008 between the Company and RBFSC Inc.		10-Q	6/30/08	10.17(c)	7/30/08
10.14(c)	Convertible Promissory Note Conversion and Warrant Exercise Agreement dated as of November 22, 2010 between the Company and RBFSC Inc.	X
10.15	Form of Convertible Note and Warrant Purchase Agreement between the Company and the other parties thereto		10-Q	3/31/09	10.19	5/7/09
10.16	Form of Convertible Note and Warrant Purchase Agreement between the Company and the other parties thereto		10-Q	3/31/10	10.16	5/6/10
10.17*	International Distribution Agreement dated as of March 3, 2010 between the Company and RubyDerm Bio Inc.		10-Q	3/31/10	10.17	5/6/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.17(a)*	International Distribution Agreement dated as of December 16, 2010 between the Company and Dermopia Inc.	X
10.18	Membership Interest Agreement dated as of July 1, 2010 among the Company, Camden Street Partners, LLC, NuGlow Cosmaceuticals, LLC and Steven Sheiner		10-Q	6/30/10	10.18	8/5/10
10.19*	Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC dated as of July 1, 2010 among the Company, Camden Street Partners, LLC and NuGlow Cosmaceuticals, LLC		10-Q	6/30/10	10.19	8/5/10
10.20*	Supply Agreement dated as of July 1, 2010 between the Company and NuGlow Cosmaceuticals, LLC		10-Q	6/30/10	10.20	8/5/10
10.21	Warrant Amendment and Exercise Agreement dated as of December 27, 2010 between the Company and RBFSC Inc.	X
23.1	Consent of KPMG LLP	X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

†	Indicates a management contract or compensatory plan or arrangement.

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
R. Stephen Beatty
President, Chief Executive Officer and Acting Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

Date: March 24, 2011

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

Signature	Title	Date

/s/ R. STEPHEN BEATTY	President, Chief Executive Officer,	March 24, 2011
R. Stephen Beatty	Acting Chief Financial Officer and Director

/s/ RANDALL L-W. CAUDILL, PH.D.	Director	March 24, 2011
Randall L-W. Caudill, Ph.D.

/s/ JOHN F. CLIFFORD	Director	March 24, 2011
John F. Clifford

/s/ RICHARD M. COHEN	Director	March 24, 2011
Richard M. Cohen

/s/ JOHN C. FIDDES, PH.D.	Director	March 24, 2011
John C. Fiddes, Ph.D.

/s/ LAWRENCE BLAKE JONES	Director	March 24, 2011
Lawrence Blake Jones

/s/ JEFFREY A. MILLER, PH.D.	Director	March 24, 2011
Jeffrey A. Miller, Ph.D.

/s/ DAVID O’CONNOR	Director	March 24, 2011
David O’Connor

/s/ BARRY L. SEIDMAN	Director	March 24, 2011
Barry L. Seidman

/s/ DANIEL O. WILDS	Director	March 24, 2011
Daniel O. Wilds

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material covering the registrant’s last fiscal year has been sent to security holders of the registrant. The registrant’s annual report and proxy soliciting material will be furnished to security holders in connection with the registrant’s 2011 annual meeting of stockholders, and such material will be furnished to the Securities and Exchange Commission when it is sent to security holders.