Form 10-Q
period 2011-03-31
HELIX BIOMEDIX INC
filed 2011-05-05
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(Address of principal executive offices, including zip code)

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

As of April 29, 2011, 49,720,255 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,270,776	$4,044,309
Accounts receivable, net	276,121	235,149
Accounts receivable, related party, net	124,603	52,795
Inventory	298,706	278,392
Prepaid expenses and other current assets	128,133	63,471

Total current assets	4,098,339	4,674,116
Property and equipment, net	55,159	44,178
Intangible assets, net	197,125	214,068
Other long term assets	36,894	29,179
Investment in affiliated company	274,933	266,941

Total assets	$4,662,450	$5,228,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,764	$130,489
Accrued compensation and benefits	40,888	30,285
Accrued expenses	46,812	102,123
Deferred revenue	53,270	—
Deferred gross profit, related party	87,379	50,479
Deferred rent, current	5,423	4,847

Total current liabilities	412,536	318,223
Deferred rent, non-current	34,076	35,815

Total liabilities	446,612	354,038
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,720,255 shares outstanding at March 31, 2011, and December 31, 2010	49,721	49,721
Additional paid-in capital	48,444,113	48,392,985
Accumulated deficit	(44,277,996)	(43,568,262)

Total stockholders’ equity	4,215,838	4,874,444

Total liabilities and stockholders’ equity	$4,662,450	$5,228,482

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue:
Licensing fees	$171,425	$36,558
Peptide and consumer product sales	134,932	33,160
Consumer product sales, related party	51,271	—

Total revenue	357,628	69,718

Cost of revenue:
Cost of peptide and consumer product sales	91,297	24,489
Cost of consumer product sales, related party	29,530	—

Total cost of revenue	120,827	24,489

Gross profit	236,801	45,229
Operating expenses:
Research and development	225,163	167,672
Marketing and business development	204,437	126,238
General and administrative	341,792	359,745
Accounting, legal and professional fees	165,437	121,607
Depreciation and amortization	26,617	29,082

Total operating expenses	963,446	804,344

Loss from operations	(726,645)	(759,115)

Other income (expense):
Interest income	1,204	345
Interest expense on convertible notes payable	—	(28,528)
Interest expense on convertible notes payable, related party	—	(115,704)
Accretion of discount on convertible notes payable	—	(9,097)
Accretion of discount on convertible notes payable, related party	—	(14,950)
Equity in earnings of affiliated company	7,992	—
Change in value of derivative instruments, related party	7,715	—

Other income (expense), net	16,911	(167,934)

Net loss and comprehensive loss	$(709,734)	$(927,049)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Weighted average shares outstanding	49,720,255	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2010 and for the Three Months Ended March 31, 2011
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at December 31, 2009	25,653,512	$25,654	$30,663,081	$(35,857,460)	$(5,168,725)
Stock-based compensation	—	—	188,920	—	188,920
Relative fair value of detachable warrants issued with convertible notes payable	—	—	77,300	—	77,300
Proceeds from warrant exercises, net	4,852,000	4,852	2,151,415	—	2,156,267
Issuance of stock from conversion of notes payable	18,215,012	18,215	10,910,806	—	10,929,021
Proceeds from private placement, net	999,731	1,000	594,497	—	595,497
Debt conversion inducement expense	—	—	3,806,966	—	3,806,966
Net loss	—	—	—	(7,710,802)	(7,710,802)

Balance at December 31, 2010	49,720,255	49,721	48,392,985	(43,568,262)	4,874,444
Stock-based compensation	—	—	51,128	—	51,128
Net loss	—	—	—	(709,734)	(709,734)

Balance at March 31, 2011	49,720,255	$49,721	$48,444,113	$(44,277,996)	$4,215,838

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(709,734)	$(927,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,617	29,082
Stock-based compensation expense	51,128	27,202
Interest expense on convertible notes payable	—	28,528
Interest expense on convertible notes payable, related party	—	115,704
Accretion of discount on convertible notes payable	—	9,097
Accretion of discount on convertible notes payable, related party	—	14,950
Equity in (earnings) loss of affiliated company	(7,992)	—
Change in value of derivative instruments, related party	(7,715)	—
Changes in assets and liabilities:
Accounts receivable, net	(40,972)	3,651
Accounts receivable, related party, net	(71,808)	—
Inventory	(20,314)	2,239
Prepaid expenses and other current assets	(64,662)	(31,282)
Accounts payable	48,275	(2,861)
Accrued compensation and benefits	10,603	16,194
Other accrued liabilities	(56,474)	41,558
Deferred revenue	53,270	22,525
Deferred gross profit, related party	36,900	—

Net cash used in operating activities	(752,878)	(650,462)

Cash flows from investing activities
Purchases of property and equipment	(20,655)	(1,213)

Net cash used in investing activities	(20,655)	(1,213)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable and detachable warrants	—	250,000
Proceeds from issuance of convertible notes payable and detachable warrants, related party	—	2,650,000

Net cash provided by financing activities	—	2,900,000

Net increase in cash and cash equivalents	(773,533)	2,248,325
Cash and cash equivalents at beginning of period	4,044,309	1,344,719

Cash and cash equivalents at end of period	$3,270,776	$3,593,044

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited condensed financial statements of Helix BioMedix, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the SEC rules and regulations for quarterly reporting. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2011.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In the opinion of management, the accompanying unaudited condensed financial statements include all normal recurring accruals and adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, impairments of long-lived assets, and valuation of receivable allowances, inventories, deferred income tax assets, stock-based compensation and derivative instruments. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2011.

Note 2.  Fair Value of Financial Instruments

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

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2011. As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,181,471	$3,181,471	$—	$—
Option to purchase interest in affiliated company	$28,372	—	—	28,372

Option to Purchase Interest in Affiliated Company. The Company estimated the fair value of the option to purchase an interest in an affiliated company to be $28,372 and $20,657 at March 31, 2011 and December 31, 2010, respectively, using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA). The change in fair value of $7,715 was recorded in the statement of operations for the three months ended March 31, 2011.

Financial Instruments.  The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at March 31, 2011 and December 31, 2010 because of the short-term nature of these instruments.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Note 3. Inventory

Inventory consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Work in process	$94,575	$66,365
Finished goods	204,131	212,027

	$298,706	$278,392

Note 4.  Property and Equipment

Property and equipment consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Machinery and equipment	$569,809	$569,809
Website development costs	63,175	42,520
Furniture and fixtures	55,614	55,614
Leasehold improvements	43,993	43,993

	732,591	711,936
Less accumulated depreciation	(677,432)	(667,758)

Property and equipment, net	$55,159	$44,178

Aggregate depreciation expense for property and equipment during the three months ended March 31, 2011 and 2010 was $9,674 and $12,140, respectively.

Note 5.  Intangible Assets

Identifiable intangible assets consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(920,754)	(903,811)

Intangible assets, net	$197,125	$214,068

Amortization expense for intangible assets during the three months ended March 31, 2011 and 2010 was $16,943 and $16,942, respectively.

Note 6.  Investment in Affiliated Company

In July 2010, the Company obtained a 30% membership interest in NuGlow Cosmaceuticals, LLC (NuGlow), a direct-response company selling specialty skin care products, in exchange for a capital contribution of $350,000. This investment was accounted for as an equity investment  and is adjusted at each reporting period to reflect the Company’s share of NuGlow’s net earnings, losses or profit distributions, if any. Additionally, at each reporting period, the Company assesses its investment in NuGlow to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors the Company considers in its determination are NuGlow’s financial condition and operating performance. If the decline in value is deemed to be other than temporary, the Company would recognize an impairment loss.

At December 31, 2010, the carrying value of the Company’s investment in NuGlow was $266,941. For the three months ended March 31, 2011, the Company recorded a gain of $7,992 to “Equity in earnings of affiliated company” which reflected its share of NuGlow’s net income during the first quarter of 2011, thereby increasing the value of the Company’s investment in NuGlow to $274,933 as of March 31, 2011.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NuGlow’s condensed balance sheets at March 31, 2011 and December 31, 2010 and statements of operations for the three months ended March 31, 2011 and 2010 are as follows:

	March 31, 2011 (Unaudited)	December 31, 2010 (Unaudited)
NUGLOW CONDENSED BALANCE SHEETS
Assets
Cash	$65,602	$75,147
Accounts receivable, net	2,890	2,574
Inventory	216,610	140,443
Prepaid expenses and other current assets	98,185	11,455

Total assets	$383,287	$229,619

Liabilities and members’ equity
Accounts payable and current liabilities	$188,068	$61,041
Members’ equity	374,661	374,661
Accumulated deficit	(179,442)	(206,083)

Total liabilities and members’ equity	$383,287	$229,619

	Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
NUGLOW CONDENSED STATEMENT OF OPERATIONS
Revenue	$180,720	$16,947
Cost of goods sold	87,590	3,227
Operating expenses	66,489	3,309

Net income	$26,641	$10,441

Note 7.  Other Assets

Other assets consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company	28,372	20,657

Other assets	$36,894	$29,179

Note 8. Deferred Gross Profit, Related Party

Deferred gross profit from related party consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deferred revenue, related party	$191,967	$115,527
Deferred cost of revenue, related party	104,588	65,048

Deferred gross profit, related party	$87,379	$50,479

Note 9.  Stock-Based Compensation

2011 Stock Option Plan

On February 10, 2011, the Company’s board of directors adopted the Helix BioMedix, Inc. 2011 Stock Option Plan (the 2011 Plan) to enable the granting of incentive stock options, as defined and governed by Section 422 of the Internal Revenue Code, to employees and nonqualified stock options to non-employee directors and consultants. A total of 12,000,000 shares of common stock are reserved for issuance under the 2011 Plan. Options granted under the 2011 Plan generally vest and become exercisable over periods ranging from one to three years, have a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2000 Stock Option Plan

In 2000, the Company’s stockholders approved the Helix BioMedix 2000 Stock Option Plan (the 2000 Plan). The 2000 Plan provided for the granting of incentive stock options and nonqualified stock options to employees, directors and consultants. Options granted under the 2000 Plan generally became exercisable over periods ranging from one to three years, had a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date. Effective November 6, 2010, additional option awards under the 2000 Plan were discontinued and new option awards are being granted under the 2011 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of November 6, 2010 were then cancelled. The 2000 Plan will remain in effect as to outstanding options granted prior to November 6, 2010.

Stock Option Activities

During the three months ended March 31, 2011, the Company granted to its non-employee directors stock options under the 2011 Plan to purchase an aggregate of 135,000 shares of common stock with a grant date fair value of $0.25 per share. These options vest quarterly over one year. During the three months ended March 31, 2010, the Company granted 445,000 stock options under the 2000 Plan with a weighted-average grant date fair value of $0.26 per share. Fair value for options granted were calculated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.17%	2.35% – 2.77%
Expected dividend yield	0	0
Expected term in years	5.5 years	5.0 – 6.0 years
Expected volatility	118%	107% – 109%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended March 31, 2011 and 2010, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

The amount of stock-based compensation expense recognized in the three months ended March 31, 2011 and 2010 related to stock options was $51,128 and $27,202, respectively. In February 2011, in connection with the departure of the Company’s former Vice President and Chief Scientific Officer, the Company modified the terms of his options to accelerate the vesting and extend the exercise periods of certain of his outstanding options from 90 days to one and three years. As a result, the Company incurred an additional stock-based compensation expense of approximately $36,000 related to these option modifications. As of March 31, 2011, total unrecognized stock-based compensation related to non-vested stock options was $86,743, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

A summary of the Company’s stock compensation expense for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Research and development	$38,102	$1,811
Marketing and business development	4,389	7,598
General and administrative	8,637	17,793

Total stock-based compensation	$51,128	$27,202

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the Company’s stock option activity under both option plans for the three months ended March 31, 2011 is presented in the following table:

	Shares Subject to Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	3,868,950	$0.91
Granted	135,000	$0.30
Exercised	—	—
Forfeited	(11,876)	$0.36
Expired	—	—

Outstanding, March 31, 2011	3,992,074	$0.89	3.88	$5,250

Exercisable, March 31, 2011	3,638,293	$0.94	3.35	$3,931

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.30 on March 31, 2011, which would have been the closing price of shares received by the optionees had all of the options with exercise prices less than $0.30 been exercised on that date.

As of March 31, 2011, there were 12,000,000 shares of common stock reserved for issuance pursuant to the 2011 Plan, of which 11,865,000 shares remained available for future grants. Additional information regarding options outstanding as of March 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.19 – $0.49	1,148,624	7.11	$0.35	796,788	$0.37
$0.50 – $0.85	998,200	5.10	$0.65	996,255	$0.65
$1.00 – $1.50	1,462,750	1.27	$1.22	1,462,750	$1.22
$1.75 – $1.94	382,500	0.93	$1.81	382,500	$1.81

$0.19 – $1.94	3,992,074	3.88	$0.89	3,638,293	$0.94

Note 10.  Net Loss per Share

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

	Three Months Ended March 31,
	2011	2010
Weighted average outstanding options	3,903,644	3,378,472
Weighted average outstanding warrants	2,493,831	4,443,708

Note 11.  Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of March 31, 2011, the Company maintained approximately $3,181,000 at major financial institutions in money market accounts insured by the Federal Deposit Insurance Corporation up to $250,000 per account or the Securities Investor Protection Corporation up to $500,000 per account. To date the Company has not experienced any losses in its money market account.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Customer A	39%	87%
Customer B	37%	—
Customer C	14%	—

Note 12.  Liquidity and Capital Resources

For the three months ended March 31, 2011, the Company incurred a net loss of $709,734. At March 31, 2011, the Company had $3,270,776 in cash and cash equivalents. For the three months ended March 31, 2011, cash used in operations was $752,878 and cash used in investing activities was $20,655, consisting of payments for website development costs.

Based on the current status of the Company’s operating and product commercialization development plans, the Company estimates that its existing cash and cash equivalents will be sufficient to fund its operations, continue with work towards its prescription (Rx) product development and support the continued expansion of its consumer program through the remainder of 2011. The Company will need substantial additional capital in order to maintain the current level of operations, continue commercialization of its technology and advance its pharmaceutical programs beyond 2011. Accordingly, the Company will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, the Company may not be able to satisfy its existing obligations or may be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

The amount of capital the Company will need in the future will depend on many factors, including the amount of revenue generated by the Company, capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for the Company’s products and technology, and general economic conditions.

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

Words such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “future,” “target,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully consider these factors in evaluating our forward-looking statements.

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

This information should be read in conjunction with the unaudited condensed financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We generate revenue through license agreements with skin care product manufacturers as well as by selling proprietary branded skin care products through distribution channels and through our dedicated e-commerce websites.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and judgments under different assumptions and conditions. We have discussed the critical accounting policies and estimates that we used in the preparation of our financial statements in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 24, 2011. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

Results of Operations

For the three months ended March 31, 2011, we generated revenue of approximately $358,000, representing an increase of 413.0% from the same period in the previous year. The favorable revenue variance was primarily attributable to growth in royalties as well as sales of peptides and consumer products.

Our net loss for the first quarter of 2011 was approximately $710,000, or $0.01 per share, compared to a net loss of approximately $927,000, or $0.04 per share, for the same period in 2010. The decrease in net loss was principally due to an increase in gross profit coupled with a decrease in interest expense, partially offset by an increase in operating expenses. The decrease in our net loss per share for the first quarter in 2011 was also in part attributable to an increase in the weighted average number of shares of our common stock outstanding resulting from the amendment, conversion and exercise of our convertible notes payable and warrants and the consummation of an equity financing in the fourth quarter of 2010.

As of March 31, 2011, our accumulated deficit was approximately $44,278,000. We may continue to incur substantial operating losses over the next several years based on the estimated costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs being greater than our anticipated revenue.

Revenue

Revenue in the three months ended March 31, 2011 and 2010 consisted primarily of license fees, peptide sales and consumer product sales as summarized in the table below.

	Three Months Ended March 31,
	2011	2010	Change
License fees	$171,425	$36,558	368.9%
Peptide and consumer product sales	134,932	33,160	306.9%
Consumer product sales, related party	51,271	—	NM

Total revenue	$357,628	$69,718	413.0%
____________________________
NM – Not meaningful

Revenue for the three months ended March 31, 2011 compared to the same period last year increased by approximately $288,000, or 413.0%. License fees, which are derived from royalty arrangements, increased by approximately $135,000, or 368.9%, for the first three months of 2011 compared to the same period in 2010. This increase resulted from higher sales of products containing our peptides by our licensees during the first quarter of 2011 as well as a change in royalty reporting frequency from semi-annually to quarterly for one licensee.

Peptide and consumer product sales increased by approximately $102,000, or 306.9%, for the three months ended March 31, 2011 compared to the same period in the previous year. The increase, which primarily consisted of a 266.3% growth in peptide sales, reflected a higher usage volume of our peptides by our ingredient distributors during the first three months of 2011. Sales of consumer products, which were a mixture of sales to distributors and end user customers, also increased during the first quarter of 2011 compared to the same period in 2010 but to a lesser extent in absolute dollars.

Consumer product sales, related party consisted of products sold under private labels to NuGlow Cosmaceuticals, LLC, a direct- response company in which we have maintained an equity investment since July 2010, which markets and sells specialty skin care products.

Cost of Revenue and Gross Margin

Cost of revenue consists of cost of peptides and materials associated with consumer products. Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Revenue mix affects our gross margin because our margins from license fees are higher than our margins from peptide and consumer products sales.

Cost of revenue and gross margin for the three months ended March 31, 2011 and 2010 are summarized in the table below.

	Three Months Ended March 31,
	2011	2010	Change
Cost of peptide and consumer product sales	$91,297	$24,489	272.8%
Percentage of total revenue	25.5%	35.1%
Percentage of related revenue	67.7%	73.9%
Cost of consumer product sales, related party	$29,530	$—	NM
Percentage of total revenue	8.3%	—
Percentage of related revenue	57.6%	—

Total cost of revenue	$120,827	$24,489	393.4%
Percentage of revenue	33.8%	35.1%

Gross profit	$236,801	$45,229	423.6%
Gross margin	66.2%	64.9%
____________________________
NM – Not meaningful

Cost of peptide and consumer product sales for the three months ended March 31, 2011 increased by approximately $67,000, or 272.8%, compared to the same period in 2010. Peptides and consumer products sold in the first three months of 2011 resulted in a blended margin of 32.3% compared to 26.1% for the same period in 2010. The increase in gross margin related to peptide and all consumer product sales was due primarily to the product mix. Sales of our consumer products typically generate a higher gross margin compared to sales of peptides. Sales of consumer products to a related party resulted in a margin of 42.4% for the first quarter of 2011, which was influenced by both sales volumes and product mix.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three months ended March 31, 2011 and 2010 are summarized in the table below.

	Three Months Ended March 31,
	2011	2010	Change
Research and development	$225,163	$167,672	34.3%
Percentage of total revenue	63.0%	240.5%

R&D expenses for the three months ended March 31, 2011 increased by approximately $57,000, or 34.3%, compared to the same period in 2010. This increase was primarily attributable to higher product efficacy study spending and stock-based compensation expense, partially offset by a decrease in salary and benefit expense resulting from the departure of our former Vice President and Chief Scientific Officer in February 2011. For the remainder of 2011, we anticipate R&D expenses to be consistent with the level experienced in the first quarter of 2011 as we expect that savings in compensation expense will likely be offset by additional spending on external testing and studies related to the product development of our new consumer products and Rx programs.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three months ended March 31, 2011 and 2010 are summarized in the table below.

	Three Months Ended March 31,
	2011	2010	Change
Marketing and business development	$204,437	$126,238	61.9%
Percentage of total revenue	57.2%	181.1%

M&BD expenses for the three months ended March 31, 2011 increased by approximately $78,000, or 61.9%, compared to the same period in 2010. The increase was primarily attributable to increases in product marketing expenses and compensation and benefit expenses due to an addition in M&BD personnel. We anticipate M&BD expenses to increase in absolute dollars for the remainder of 2011 as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as for new skin care products we plan to introduce in 2011.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three months ended March 31, 2011 and 2010 are summarized in the table below.

	Three Months Ended March 31,		Change
	2011	2010
General and administrative	$341,792	$359,745	(5.0)%
Percentage of total revenue	95.6%	516.0%

G&A expenses for the three months ended March 31, 2011 decreased by approximately $18,000, or 5.0%, compared to the same period in 2010. The decrease was primarily due to decreases in stock-based compensation expense and other general corporate expenses. We anticipate G&A expenses for the remainder of 2011 to be consistent with the level experienced in the first quarter of 2011.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three months ended March 31, 2011 and 2010 are summarized in the table below.

	Three Months Ended March 31,
	2011	2010	Change
Accounting, legal and professional fees	$165,437	$121,607	36.0%
Percentage of total revenue	46.3%	174.4%

Accounting, legal and professional fees for the three months ended March 31, 2011 increased by approximately $44,000, or 36.0%, compared to the same period in 2010. The increase was primarily due to increases in legal fees associated with general corporate matters and the tender offer for our outstanding convertible notes payable and associated warrants in the fourth quarter of 2010 and tax service fees.

For the remainder of 2011, we anticipate accounting, legal and professional fees to remain consistent with the level experienced in the first quarter of 2011.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2011 and 2010 are summarized in the table below.

	Three Months Ended March 31,
	2011	2010	Change
Depreciation and amortization expenses	$26,617	$29,082	(8.5)%
Percentage of total revenue	7.4%	41.7%

Depreciation and amortization expenses for the three months ended March 31, 2011 decreased by approximately $2,000, or 8.5%, compared to the same period in 2010. The decrease for the three months ended March 31, 2011 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2011, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first quarter of 2011.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense related to our outstanding convertible notes payable and accretion of discount on the convertible notes payable.

Other income (expense), net for the three months ended March 31, 2011 and 2010 is summarized in the table below.

	Three Months Ended March 31,
	2011	2010	Change
Interest income	$1,204	$345	249.0%
Interest expense on convertible notes payable	—	(28,528)	(100.0)%
Interest expense on convertible notes payable, related party	—	(115,704)	(100.0)%
Accretion of discount on convertible notes payable	—	(9,097)	(100.0)%
Accretion of discount on convertible notes payable, related party	—	(14,950)	(100.0)%
Equity in earnings of affiliated company	7,992	—	NM
Change in fair value of derivative instruments, related party	7,715	—	NM

Other income (expense), net	$16,911	$(167,934)	110.1%
____________________________
NM – Not meaningful

Interest Income. Interest income for the three months ended March 31, 2011 increased slightly compared to the same period in 2010, due primarily to a higher average balance of cash and cash equivalents on hand during the first quarter of 2011. For the remainder of 2011, we expect interest income to decrease due to our decreasing balance in cash and cash equivalents.

Interest Expense on Convertible Notes Payable, Including Related Party, and Accretion of Discount on Convertible Notes Payable, Including Related Party. For the three months ended March 31, 2010, interest expense and accretion of debt discount related to our then outstanding convertible notes payable, including related party, was approximately $144,200 and $24,000, respectively. During the fourth quarter of 2010, all of these convertible notes payable were converted into equity or repaid, and, as a result, we did not incur further interest or debt discount expense thereafter.

Equity in Earnings of Affiliated Company. For the three months ended March 31, 2011, the equity in earnings of affiliated company of approximately $8,000 represented our share of NuGlow’s net income for the first quarter of 2011. As we did not invest in NuGlow until July 2010, we did not experience any gain or loss related to an affiliated company during the first three months of 2010.

Change in Value of Derivative Instruments. For the three months ended March 31, 2011, we recorded a gain of approximately $7,700 on derivative instruments, which reflected the change in fair value of the option to purchase the remainder of NuGlow under certain circumstances.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of March 31, 2011, we had approximately $3,271,000 in cash and cash equivalents, compared to approximately $4,044,000 in cash and cash equivalents at December 31, 2010. The decrease in cash and cash equivalents from December 31, 2010 was primarily attributable to cash used in operations and website development totaling approximately $774,000.

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2011 and 2010 was approximately $753,000 and $650,500, respectively, in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations while investing in activities to expand our product lines and revenue base.

For the three months ended March 31, 2011, changes in accounts receivable, inventory, prepaid expenses and other assets and accrued expenses used approximately $254,000 of cash, while changes in accounts payable, accrued compensation and benefits, deferred revenue and deferred gross profit provided approximately $149,000 of cash.  During the three months ended March 31, 2010, changes in prepaid expenses and accounts payable used approximately $34,000 while changes in accounts receivable, inventory, accrued compensation, accrued expenses and deferred revenue provided approximately $86,000.

Cash Flows from Investing Activities

For the three months ended March 31, 2011, cash used in investing activities of approximately $20,700 was related to payments for website development costs while cash used of approximately $1,200 during the same period in 2010 was due to a purchase of capital assets.

Cash Flows from Financing Activities

For the three months ended March 31, 2011, there was no cash provided by financing activities. For the three months ended March 31, 2010, cash provided by financing activities was $2,900,000, which represented the aggregate proceeds from our issuance of convertible promissory notes and warrants in March 2010.

Based on the current status of our operating and product commercialization development plans, we estimate that our existing cash and cash equivalents will be sufficient to fund our operations, continue with work towards our Rx product development and support the continued expansion of our consumer program through the remainder of 2011. We will need substantial additional capital in order to maintain the current level of operations, continue commercialization of our technology and advance our pharmaceutical programs beyond 2011. Accordingly, we will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we may not be able to satisfy our existing obligations or may be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including the amount of revenue we generate, capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of March 31, 2011:

Contractual Obligations	Remainder of 2011	2012 - 2013	2014 - 2015	Total
Operating lease	$57,757	$160,890	$127,278	$345,925
Purchase order commitments (1)	145,427	33,000	—	178,427

Total contractual obligations	$203,184	$193,890	$127,278	$524,352
______________________
(1)	Purchase order commitments primarily consisted of open orders for inventory.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

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

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Please see our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

ITEM 6.	Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03
3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03
3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01
4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04
4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04
10.11(b)*	Second Amendment to License Agreement dated as of January 27, 2011 between the Company and Evonik Goldschmidt GmbH	X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of the Company’s Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of the Company’s Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

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

May 5, 2011

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)