Form 10-Q
period 2011-06-30
HELIX BIOMEDIX INC
filed 2011-08-04
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐    No  ☒

As of August 1, 2011, 49,720,255 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,660,333	$4,044,309
Accounts receivable, net	366,348	235,149
Accounts receivable, related party, net	157,353	52,795
Inventory	305,839	278,392
Prepaid expenses and other current assets	115,812	63,471

Total current assets	3,605,685	4,674,116
Property and equipment, net	46,623	44,178
Intangible assets, net	180,183	214,068
Other long term assets	11,743	29,179
Investment in affiliated company	215,868	266,941

Total assets	$4,060,102	$5,228,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,748	$130,489
Accrued compensation and benefits	36,404	30,285
Accrued expenses	48,321	102,123
Deferred gross profit, related party	86,510	50,479
Deferred rent, current	5,419	4,847

Total current liabilities	368,402	318,223
Deferred rent, non-current	32,916	35,815

Total liabilities	401,318	354,038
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,720,255 shares outstanding at June 30, 2011, and December 31, 2010	49,721	49,721
Additional paid-in capital	48,511,934	48,392,985
Accumulated deficit	(44,902,871)	(43,568,262)

Total stockholders’ equity	3,658,784	4,874,444

Total liabilities and stockholders’ equity	$4,060,102	$5,228,482

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Licensing fees	$164,975	$168,960	$336,400	$205,518
Peptide and consumer product sales	340,349	161,438	475,281	194,598
Consumer product sales, related party	187,779	—	239,050	—

Total revenue	693,103	330,398	1,050,731	400,116

Cost of revenue:
Cost of peptide and consumer product sales	247,698	124,745	338,995	149,234
Cost of consumer product sales, related party	104,995	—	134,525	—

Total cost of revenue	352,693	124,745	473,520	149,234

Gross profit	340,410	205,653	577,211	250,882
Operating expenses:
Research and development	90,747	208,193	315,910	375,865
Marketing and business development	244,018	160,751	448,455	286,989
General and administrative	374,889	347,115	716,681	706,860
Accounting, legal and professional fees	144,196	185,168	309,633	306,775
Depreciation and amortization	28,147	29,291	54,764	58,373

Total operating expenses	881,997	930,518	1,845,443	1,734,862

Loss from operations	(541,587)	(724,865)	(1,268,232)	(1,483,980)

Other income (expense):
Interest income	928	1,014	2,132	1,359
Interest expense on convertible notes payable	—	(35,745)	—	(64,273)
Interest expense on convertible notes payable, related party	—	(154,575)	—	(270,279)
Accretion of discount on convertible notes payable	—	(10,089)	—	(19,186)
Accretion of discount on convertible notes payable, related party	—	(18,227)	—	(33,177)
Equity in loss of affiliated company	(59,065)	—	(51,073)	—
Change in fair value of option to purchase interest in affiliated company	(25,151)	—	(17,436)	—

Total other income (expense), net	(83,288)	(217,622)	(66,377)	(385,556)

Net loss and comprehensive loss	$(624,875)	$(942,487)	$(1,334,609)	$(1,869,536)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.07)

Weighted average shares outstanding	49,720,255	25,653,512	49,720,255	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2010 and for the Six Months Ended June 30, 2011
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2009	25,653,512	$25,654	$30,663,081	$(35,857,460)	$(5,168,725)
Stock-based compensation	—	—	188,920	—	188,920
Relative fair value of detachable warrants issued with convertible notes payable	—	—	77,300	—	77,300
Proceeds from warrant exercises, net	4,852,000	4,852	2,151,415	—	2,156,267
Issuance of stock from conversion of notes payable	18,215,012	18,215	10,910,806	—	10,929,021
Proceeds from private placement, net	999,731	1,000	594,497	—	595,497
Debt conversion inducement expense	—	—	3,806,966	—	3,806,966
Net loss	—	—	—	(7,710,802)	(7,710,802)

Balance at December 31, 2010	49,720,255	49,721	48,392,985	(43,568,262)	4,874,444
Stock-based compensation	—	—	118,949	—	118,949
Net loss	—	—	—	(1,334,609)	(1,334,609)

Balance at June 30, 2011	49,720,255	49,721	48,511,934	(44,902,871)	3,658,784

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,334,609)	$(1,869,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,764	58,373
Stock-based compensation expense	118,949	63,863
Interest expense on convertible notes payable	—	64,273
Interest expense on convertible notes payable, related party	—	270,279
Accretion of discount on convertible notes payable	—	19,186
Accretion of discount on convertible notes payable, related party	—	33,177
Equity in loss of affiliated company	51,073	—
Change in fair value of option to purchase interest in affiliated company	17,436	—
Changes in assets and liabilities:
Accounts receivable, net	(131,199)	(135,182)
Accounts receivable, related party, net	(104,558)	—
Inventory	(27,447)	(59,014)
Prepaid expenses and other current assets	(52,341)	(41,580)
Accounts payable	61,259	28,401
Accrued compensation and benefits	6,119	26,531
Other accrued expenses	(56,129)	33,565
Deferred gross profit, related party	36,031	—

Net cash used in operating activities	(1,360,652)	(1,507,664)

Cash flows from investing activities
Website development and purchases of property and equipment	(23,324)	(1,213)

Net cash used in investing activities	(23,324)	(1,213)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable and detachable warrants	—	550,000
Proceeds from issuance of convertible notes payable and detachable warrants, related party	—	2,650,000

Net cash provided by financing activities	—	3,200,000

Net (decrease) increase in cash and cash equivalents	(1,383,976)	1,691,123
Cash and cash equivalents at beginning of period	4,044,309	1,344,719

Cash and cash equivalents at end of period	$2,660,333	$3,035,842

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact that ASU 2011-04 will have on its financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its financial position or results of operations.

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

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
The following table sets forth by level, within the fair value hierarchy, financial assets accounted for at fair value as of June 30, 2011. As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,282,443	$2,282,443	$—	$—
Option to purchase interest in affiliated company	$3,221	—	—	3,221

Option to Purchase Interest in Affiliated Company. The Company estimated the fair value of the option to purchase an interest in an affiliated company to be $3,221 and $20,657 at June 30, 2011 and December 31, 2010, respectively, using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA). The change in fair value of $17,436 was recorded in the statement of operations for the six months ended June 30, 2011.

Financial Instruments.  The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at June 30, 2011 and December 31, 2010 because of the short-term nature of these instruments.

Note 3. Inventory

Inventory consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Work in process	$118,810	$66,365
Finished goods	187,029	212,027

	$305,839	$278,392

Note 4.  Property and Equipment

Property and equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Machinery and equipment	$568,727	$569,809
Website development costs	63,175	42,520
Furniture and fixtures	50,441	55,614
Leasehold improvements	43,993	43,993

	726,336	711,936
Less accumulated depreciation	(679,713)	(667,758)

Property and equipment, net	$46,623	$44,178

Aggregate depreciation expense for property and equipment during the three months ended June 30, 2011 and 2010 was $11,205 and $12,348, respectively, and was $20,879 and $24,488 during the six months ended June 30, 2011 and 2010, respectively. During the second quarter of 2011, the Company disposed of certain fixed assets totaling $8,924, all of which were fully depreciated. There was no gain or loss associated with the disposal.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Note 5.  Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(937,696)	(903,811)

Intangible assets, net	$180,183	$214,068

Amortization expense for intangible assets during the three months ended June 30, 2011 and 2010 was $16,942 and $16,943, respectively, and was $33,885 during each of the six months ended June 30, 2011 and 2010, respectively.

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

At December 31, 2010, the carrying value of the Company’s investment in NuGlow was $266,941. For the three and six months ended June 30, 2011, the Company recorded a loss of $59,065 and $51,073, respectively, to “Equity in loss of affiliated company” which reflected its share of NuGlow’s net loss during those periods, thereby decreasing the value of the Company’s investment in NuGlow to $215,868 as of June 30, 2011.

NuGlow’s condensed balance sheets at June 30, 2011 and December 31, 2010 and statements of operations for the three and six months ended June 30, 2011 and 2010 are as follows:

NuGlow’s Condensed Balance Sheets	June 30, 2011 (Unaudited)	December 31, 2010 (Unaudited)

Assets
Cash	$—	$75,147
Accounts receivable, net	40,528	2,574
Inventory	200,138	140,443
Prepaid expenses and other current assets	12,869	11,455

Total assets	$253,535	$229,619

Liabilities and members’ equity
Accounts payable and current liabilities	$255,200	$61,041
Members’ equity	374,661	374,661
Accumulated deficit	(376,326)	(206,083)

Total liabilities and members’ equity	$253,535	$229,619

	Three Months Ended June 30,		Six Months Ended June 30,
NuGlow’s Condensed Statements of Operations	2011	2010	2011	2010
Revenue	$311,164	$14,320	$491,884	$31,267
Cost of goods sold	(110,774)	(3,877)	(198,364)	(7,104)
Operating expenses	(397,273)	(8,267)	(463,762)	(11,576)

Net loss	$(196,883)	$2,176	$(170,242)	$12,587

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Note 7.  Other Assets

Other assets consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company	3,221	20,657

Other assets	$11,743	$29,179

Note 8. Deferred Gross Profit, Related Party

Deferred gross profit from related party consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred revenue, related party	$178,488	$115,527
Deferred cost of revenue, related party	91,978	65,048

Deferred gross profit, related party	$86,510	$50,479

Note 9.  Stock-Based Compensation

2011 Stock Option Plan

On February 10, 2011, the Company’s board of directors adopted, and on May 25, 2011, the Company’s stockholders approved the Helix BioMedix, Inc. 2011 Stock Option Plan (the 2011 Plan). The 2011 Plan is to be administered by non-employee directors who are authorized to grant stock options to the Company’s employees, consultants and directors. These options may be either, with respect to employees only, incentive stock options as defined and governed by Section 422 of the Internal Revenue Code, or nonqualified stock options. A total of 12,000,000 shares of common stock are reserved for issuance under the 2011 Plan. Options granted under the 2011 Plan generally vest and become exercisable over periods ranging from one to three years, have a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date.

2000 Stock Option Plan

In 2000, the Company’s stockholders approved the Helix BioMedix 2000 Stock Option Plan (the 2000 Plan). The 2000 Plan provided for the granting of incentive stock options and nonqualified stock options to employees, directors and consultants. Options granted under the 2000 Plan generally became exercisable over periods ranging from one to three years, had a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date. Effective November 6, 2010, additional option awards under the 2000 Plan were discontinued and new option awards were granted under the 2011 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of November 6, 2010 were then cancelled. The 2000 Plan will remain in effect as to any outstanding options granted prior to November 6, 2010.

Stock Option Activities

During the three and six months ended June 30, 2011, the Company granted options under the 2011 Plan to purchase an aggregate of 35,000 and 170,000 shares of common stock, respectively, with a grant date fair value of $0.22 and $0.25 per share, respectively. During the three and six months ended June 30, 2010, the Company granted options to purchase 90,000 and 535,000 shares of common stock, respectively, under the 2000 Plan with a weighted-average grant date fair value of $0.26 and $0.26 per share, respectively. Fair value for options granted were calculated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.14%	2.27% – 2.63%	2.14% – 2.17%	2.27% – 2.77%
Expected dividend yield	0	0	0	0
Expected terms in years	6.0	5.0 – 6.0	5.5 – 6.0	5.0 – 6.0
Expected volatility	112%	98% – 102%	112% – 118%	98% – 106%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three and six months ended June 30, 2011 and 2010, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The amount of stock-based compensation expense recognized in the three months ended June 30, 2011 and 2010 related to stock options was $67,821 and $36,661, respectively, and for the six months ended June 30, 2011 and 2010 was $118,949 and $63,863, respectively. In May 2011, in connection with the departure of three members of the board of directors, the Company modified the terms of their options to accelerate the vesting and extend the exercise periods of their outstanding options from 90 days to periods of three or five years. As a result, the Company recorded a total of $52,478 of stock-based compensation in general and administrative expense related to these option modifications for the three months ended June 30, 2011. As of June 30, 2011, total unrecognized stock-based compensation related to non-vested stock options was approximately $62,708, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

A summary of the Company’s stock compensation expense for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$382	$2,659	$38,484	$4,470
Marketing and business development	4,380	9,020	8,769	16,618
General and administrative	63,059	24,982	71,696	42,775

Total stock-based compensation	$67,821	$36,661	$118,949	$63,863

A summary of the Company’s stock option activity for the six months ended June 30, 2011 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	3,868,950	$0.91
Granted	170,000	$0.29
Exercised	—	—
Forfeited	(38,543)	$0.37
Expired	(478,200)	$1.59

Outstanding, June 30, 2011	3,522,207	$0.79	3.81	$86,134

Exercisable, June 30, 2011	3,266,593	$0.83	3.59	$58,647

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.42 on June 30, 2011. The intrinsic value is calculated as the difference between the closing stock price and the exercise price of the stock options as of June 30, 2011, had all of the options with exercise prices less than $0.42 been exercised on that date.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of June 30, 2011, there were 12,000,000 shares of common stock reserved for issuance pursuant to the 2011 Plan, of which 11,830,000 shares remained available for future grants. Additional information regarding options outstanding as of June 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.19 – $0.40	1,036,957	6.29	$0.34	782,454	$0.35
$0.49 – $0.77	840,000	4.97	$0.58	838,889	$0.58
$0.80 – $1.00	1,019,000	2.01	$0.96	1,019,000	$0.96
$1.20 – $1.80	626,250	1.06	$1.54	626,250	$1.54

$0.19 – $1.80	3,522,207	3.81	$0.79	3,266,593	$0.83

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average outstanding options	3,908,305	3,603,723	3,905,988	3,491,720
Weighted average outstanding warrants	2,331,917	4,919,352	2,412,427	4,682,844

Note 11.  Concentration of Risks

The Company maintains a portion of its cash balance in one financial institution, which at times may exceed federally insured limits. As of June 30, 2011, the Company maintained approximately $2,282,000 at major financial institutions in money market accounts insured by the Federal Deposit Insurance Corporation up to $250,000 per account or the Securities Investor Protection Corporation up to $500,000 per account. To date the Company has not experienced any losses in its money market account.

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Customer A	29%	63%	32%	67%
Customer B	13%	26%	21%	21%
Customer C	27%	—	18%	—
Customer D	27%	—	23%	—

Note 12.  Liquidity and Capital Resources

For the six months ended June 30, 2011, the Company incurred a net loss of $1,334,609. At June 30, 2011, the Company had $2,660,333 in cash and cash equivalents. For the six months ended June 30, 2011, cash used in operations was $1,360,652 and cash used in investing activities was $23,324, consisting of payments for website development costs and purchases of capital assets.

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

Results of Operations

Our total revenue for the three and six months ended June 30, 2011 increased by 109.8% and 162.6%, respectively, as compared to the same periods in 2010, principally attributable to increased sales of proprietary branded consumer products.

Our net loss for the second quarter of 2011 was approximately $625,000, or $0.01 per share, compared to a net loss of approximately $942,000, or $0.04 per share, for the same period in 2010. Our net loss for the first six months of 2011 was approximately $1.3 million, or $0.03 per share, compared to a net loss of approximately $1.9 million, or $0.07 per share, for the same period in 2010. The decrease in net loss for both the three and six months ended June 30, 2011 was principally due to increases in revenue and gross profit, as well as a decrease in interest expense. The decrease in our net loss per share for the three and six months ended June 30, 2011 was also in part attributable to an increase in the weighted average number of shares of our common stock outstanding resulting from the amendment, conversion and exercise of our convertible notes payable and warrants and the consummation of an equity financing in the fourth quarter of 2010.

As of June 30, 2011, our accumulated deficit was approximately $44,903,000. We may continue to incur substantial operating losses over the next several years based on the estimated costs associated with our current level of operations and continued commercialization of our technology being greater than our anticipated revenue.

Revenue

Revenue in the three and six months ended June 30, 2011 and 2010 consisted primarily of license fees, peptide sales and consumer product sales as summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
License fees	$164,975	$168,960	(2.4)%	$336,400	$205,518	63.7%
Peptide and consumer product sales	340,349	161,438	110.8%	475,281	194,598	144.2%
Consumer product sales, related party	187,779	—	NM	239,050	—	NM

Total revenue	$693,103	$330,398	109.8%	$1,050,731	$400,116	162.6%
 ____________________________
NM – Not meaningful

Total revenue for the three months ended June 30, 2011 compared to the same period last year increased by approximately $363,000, or 109.8%. License fees, which are derived from royalty arrangements, decreased by approximately $4,000, or 2.4%, for the three months ended June 30, 2011 compared to the same period in 2010, and increased by approximately $131,000, or 63.7%, in the first six months of 2011 compared to the same period in the previous year. The fluctuations in our royalty revenue for the three and six months ended June 30, 2011 reflected the variation in levels of product sales from our licensees.

Peptide and consumer product sales increased by approximately $179,000, or 110.8%, for the three months ended June 30, 2011 compared to the same period in the previous year and by approximately $281,000, or 144.2%, for the first six months of 2011 compared to the same period in the previous year. Peptide sales, which increased by 6.4% and 55.1% for the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year, resulted from increased repeat sales to our existing customers. Consumer product sales, which grew by 522.6% and 534.9% for the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year, were primarily attributable to higher distributor sales.

Consumer product sales, related party consisted of products sold under private labels to NuGlow Cosmaceuticals, LLC, a direct- response company in which we have maintained an equity investment since July 2010, which markets and sells specialty skin care products.

Cost of Revenue and Gross Margin

Cost of revenue consists of cost of peptides and materials associated with consumer products sold. Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Revenue mix affects our gross margin because our margins from license fees are higher than our margins from peptide and consumer products sales.

Cost of revenue and gross profit for the three and six months ended June 30, 2011 and 2010 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Cost of peptides and consumer product sales	$247,698	$124,745	98.6%	$338,995	$149,234	127.2%
Percentage of total revenue	35.7%	37.8%		32.3%	37.3%
Percentage of related revenue	72.8%	77.3%		71.3%	76.7%
Cost of consumer product sales, related party	104,995	—	NM	134,525	—	NM
Percentage of total revenue	15.1%	—		12.8%	—
Percentage of related revenue	55.9%	—		56.3%	—
Total cost of revenue	$352,693	$124,745	182.7%	$473,520	$149,234	217.3%
Gross profit	$340,410	$205,653	65.5%	$577,211	$250,882	130.1%
 ____________________________
NM – Not meaningful

Cost of peptide and consumer product sales increased by approximately $123,000, or 98.6%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and by approximately $190,000, or 127.2%, for the first six months of 2010 compared to the same period in the previous year. The increases in cost of peptides for the three and six months ended June 30, 2011 of 1.4% and 43.3%, respectively, as compared to the same periods in the prior year were at a lower rate than the increases in peptide revenue during those periods due primarily to the types of peptides sold. The increase in cost of consumer product sales, which grew by approximately 1400% for each of the three and six months ended June 30, 2011 compared to the same periods in the prior year, correlated to our increased sales to distributors.

Gross margin on peptide and consumer product sales increased to 27.2% for the three months ended June 30, 2011 compared to 22.7% for the three months ended June 30, 2010, and increased to 28.7% for the six months ended June 30, 2011 compared to 23.3% for the same period in the prior year. The increase in gross margin related to peptide and consumer product sales was due primarily to the product mix. Consumer product sales typically generate a higher gross margin than peptide sales. Gross margin on sales of consumer products to a related party was 44.1% and 43.7% for the three and six months ended June 30, 2011, respectively, influenced by both sales volumes and product mix.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three and six months ended June 30, 2011 and 2010 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Research and development	$90,747	$208,193	(56.4)%	$315,910	$375,865	(16.0)%
Percentage of total revenue	13.1%	63.0%		30.1%	93.9%

R&D expenses decreased by approximately $117,000, or 56.4%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and by approximately $60,000, or 16.0%, for the six months ended June 30, 2011 compared to the same period in 2010. The decrease in R&D expenses for the three and six months ended June 30, 2011 was primarily attributable to lower spending on external trials and studies and reduced employee compensation resulting from the departure of our former Vice President and Chief Scientific Officer in February 2011. For the remainder of 2011, we anticipate R&D expenses to remain consistent with the level experienced in the first half of 2011.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three and six months ended June 30, 2011 and 2010 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Marketing and business development	$244,018	$160,751	51.8%	$448,455	$286,989	56.3%
Percentage of total revenue	35.2%	48.7%		42.7%	71.7%

M&BD expenses increased by approximately $83,000, or 51.8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and by approximately $161,000, or 56.3%, for the six months ended June 30, 2011 compared to the same period in 2010. The increase for the three and six months ended June 30, 2011 was primarily driven by higher advertising expense and employee compensation due to additional headcount. We anticipate M&BD expenses to increase in absolute dollars for the remainder of 2011 as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as for new skin care products we plan to introduce in the latter half of 2011.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three and six months ended June 30, 2011 and 2010 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
General and administrative	$374,889	$347,115	8.0%	$716,681	$706,860	1.4%
Percentage of total revenue	54.1%	105.1%		68.2%	176.7%

G&A expenses increased by approximately $28,000, or 8.0%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and by approximately $10,000, or 1.4%, for the six months ended June 30, 2011 compared to the same period in 2010. The increase for the three and six months ended June 30, 2011 was primarily due to a one-time charge to stock-based compensation associated with option grant modifications for three board of director members who left in May 2011, partially offset by a decrease in general corporate expenses. We anticipate G&A expenses for the remainder of 2011 to be consistent with the level experienced in the first half of 2011.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three and six months ended June 30, 2011 and 2010 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Accounting, legal and professional fees	$144,196	$185,168	(22.1)%	$309,633	$306,775	0.9%
Percentage of total revenue	20.8%	56.0%		29.5%	76.7%

Accounting, legal and professional fees decreased by approximately $41,000, or 22.1%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and increased by approximately $3,000, or 0.9%, for the six months ended June 30, 2011 compared to the same period in 2010. The decrease for the three months ended June 30, 2010 was due primarily to lower spending in legal fees associated with general corporate matters. The increase for the six months ended June 30, 2011 was principally attributable to an increase in accounting fees related to tax services, partially offset by a decrease in legal fees related to general corporate matters.

For the remainder of 2011, we anticipate accounting, legal and professional fees to increase compared to the level experienced in the first six months of 2011 as we expect to incur higher legal expenses related to distribution and licensing agreements and intellectual property protection.

Depreciation and Amortization

Depreciation and amortization expenses for the three and six months ended June 30, 2011 and 2010 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Depreciation and amortization	$28,147	$29,291	(3.9)%	$54,764	$58,373	(6.2)%
Percentage of total revenue	4.1%	8.9%		5.2%	14.6%

Depreciation and amortization expenses decreased by approximately $1,000, or 3.9%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and by approximately $4,000, or 6.2%, for the six months ended June 30, 2011 compared to the same period in 2010. The decrease for the three and six months ended June 30, 2011 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2011, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first half of 2011.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to our outstanding convertible notes payable and accretion of discount on the convertible notes payable.

Other income (expense), net for the three and six months ended June 30, 2011 and 2010 is summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Interest income	$928	$1,014	(8.5)%	$2,132	$1,359	56.9%
Interest expense on convertible note payable	—	(35,745)	(100.0)%	—	(64,273)	(100.0)%
Interest expense on convertible note payable, related party	—	(154,575)	(100.0)%	—	(270,279)	(100.0)%
Accretion of discount on convertible note payable	—	(10,089)	(100.0)%	—	(19,186)	(100.0)%
Accretion of discount on convertible note payable, related party	—	(18,227)	(100.0)%	—	(33,177)	(100.0)%
Equity in loss of affiliated company	(59,065)	—	NM	(51,073)	—	NM
Change in fair value of option to purchase interest in affiliated company	(25,151)	—	NM	(17,436)	—	NM

Total other income (expense), net	$(83,288)	$(217,622)	(61.7)%	$(66,377)	$(385,556)	(82.8)%

NM - Not Meaningful

Interest Income. Interest income was fairly flat for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and increased by less than $1,000 for the six months ended June 30, 2011 compared to the same period in 2010, due primarily to a higher average cash balance on hand. For the remainder of 2011, we expect interest income to be lower due to our decreasing balance in cash and cash equivalents.

Interest Expense on Convertible Notes Payable, Including Related Party, and Accretion of Discount on Convertible Notes Payable, Including Related Party. For the three and six months ended June 30, 2010, interest expense and accretion of debt discount related to our then outstanding convertible notes payable, including related party, was approximately $219,000 and $387,000, respectively. During the fourth quarter of 2010, all of these convertible notes payable were converted into equity or repaid, and, as a result, we did not incur further interest or debt discount expense thereafter.

Equity in Loss of Affiliated Company. For the three and six months ended June 30, 2011, the equity in loss of affiliated company of approximately $59,000 and $51,000, respectively, represented our share of NuGlow’s net loss for the respective periods. As we did not invest in NuGlow until July 2010, we did not experience any gain or loss related to an affiliated company during the three and six months ended June 30, 2010.

Change in Value of Option to Purchase Interest in Affiliated Company. For the three and six months ended June 30, 2011, we recorded a loss of approximately $25,000 and $17,000, respectively, which reflected the change in fair value of the option to purchase the remainder of NuGlow under certain circumstances.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of June 30, 2011, we had approximately $2,660,000 in cash and cash equivalents, compared to approximately $4,044,000 in cash and cash equivalents at December 31, 2010. The decrease in cash and cash equivalents from December 31, 2010 was primarily attributable to cash used in operations, website development and purchases of capital assets totaling approximately $1,384,000.

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2011 and 2010 was approximately $1,361,000 and $1,508,000, respectively, and in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to maintain our current level of operations while supporting activities to expand our product lines and revenue base.

For the six months ended June 30, 2011, changes in accounts receivable, inventory, prepaid expenses and other assets, and accrued expenses used approximately $372,000 of cash, while changes in accounts payable, accrued compensation and benefits, and deferred gross profit from a related party provided approximately $103,000 of cash. During the six months ended June 30, 2010, changes in accounts receivable, inventory and prepaid expenses used approximately $236,000 while changes in accounts payable, accrued compensation and benefits, and accrued expenses provided approximately $88,000 of cash.

Cash Flows from Investing Activities

For the six months ended June 30, 2011, cash used in investing activities of approximately $23,000 was related to payments for website development costs and purchases of capital assets, while cash used of approximately $1,200 during the same period in 2010 was due to a purchase of capital assets.

Cash Flows from Financing Activities

For the six months ended June 30, 2011, there was no cash provided by financing activities. For the six months ended June 30, 2010, cash provided by financing activities was $3,200,000, which represented the aggregate proceeds from our issuance of convertible promissory notes and warrants in March and May 2010.

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

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of June 30, 2011:

Contractual Obligations	Remainder of 2011	2012 - 2013	2014 - 2015	Total
Operating lease	$38,570	$160,890	$127,278	$326,738
Purchase order commitments (1)	140,600	33,000	—	173,600

Total contractual obligations	$179,170	$193,890	$127,278	$500,338

(1) Purchase order commitments primarily consisted of open orders for inventory.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-04), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact that ASU 2011-04 will have our financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We believe the adoption of this guidance concerns disclosure only and will not have a material impact on our financial position or results of operations.

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

ITEM 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03
3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03
3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01
4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04
4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of the Company’s Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of the Company’s Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS**	XBRL Instance Document**	X
101.SCH**	XBRL Taxonomy Extension Schema Document**	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document**	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document**	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document**	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document **	X
___________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2011
HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/R. Stephen Beatty
R. Stephen Beatty
President and Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer and
Acting Principal Financial Officer)