Form 10-Q
period 2011-09-30
HELIX BIOMEDIX INC
filed 2011-11-03
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 49,720,255 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,067,262	$4,044,309
Accounts receivable, net	254,246	235,149
Accounts receivable, affiliated company, net	256,805	52,795
Inventory	356,087	278,392
Prepaid expenses and other current assets	44,725	63,471
Total current assets	2,979,125	4,674,116
Property and equipment, net	35,721	44,178
Intangible assets, net	163,240	214,068
Other long term assets	19,886	29,179
Investment in affiliated company	234,495	266,941
Total assets	$3,432,467	$5,228,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,942	$130,489
Accrued compensation and benefits	36,099	30,285
Accrued expenses	44,496	102,123
Deferred gross profit, affiliated company	171,577	50,479
Deferred rent, current	6,574	4,847
Total current liabilities	334,688	318,223
Deferred rent, non-current	30,597	35,815
Total liabilities	365,285	354,038
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,720,255 shares outstanding at September 30, 2011, and December 31, 2010	49,721	49,721
Additional paid-in capital	48,525,949	48,392,985
Accumulated deficit	(45,508,488)	(43,568,262)
Total stockholders’ equity	3,067,182	4,874,444
Total liabilities and stockholders’ equity	$3,432,467	$5,228,482

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Licensing fees	$176,922	$48,007	$513,322	$253,525
Peptide and consumer product sales	100,884	45,673	576,165	240,271
Consumer product sales to affiliated company	116,901	—	355,951	—
Total revenue	394,707	93,680	1,445,438	493,796

Cost of revenue:
Cost of peptide and consumer product sales	70,834	29,037	409,829	178,271
Cost of consumer product sales to affiliated company	56,961	—	191,486	—
Total cost of revenue	127,795	29,037	601,315	178,271

Gross profit	266,912	64,643	844,123	315,525
Operating expenses:
Research and development	109,221	196,752	425,131	572,617
Marketing and business development	225,732	193,027	674,187	480,016
General and administrative	327,162	431,202	1,043,843	1,138,062
Accounting, legal and professional fees	168,043	107,263	477,676	414,038
Depreciation and amortization	27,845	28,430	82,609	86,803
Total operating expenses	858,003	956,674	2,703,446	2,691,536
Loss from operations	(591,091)	(892,031)	(1,859,323)	(2,376,011)

Other income (expense):
Interest income	704	1,027	2,836	2,386
Interest expense on convertible notes payable	—	(38,796)	—	(103,069)
Interest expense on convertible notes payable, related party	—	(156,274)	—	(426,553)
Accretion of discount on convertible notes payable	—	(10,675)	—	(29,861)
Accretion of discount on convertible notes payable, related party	—	(18,427)	—	(51,604)
Equity in loss of affiliated company	(23,373)	(4,013)	(74,446)	(4,013)
Change in fair value of option to purchase interest in affiliated company	8,143	—	(9,293)	—
Other income (expense), net	(14,526)	(227,158)	(80,903)	(612,714)
Net loss and comprehensive loss	$(605,617)	$(1,119,189)	$(1,940,226)	$(2,988,725)
Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.04)	$(0.12)
Weighted average shares outstanding	49,720,255	25,653,512	49,720,255	25,653,512

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2010 and for the Nine Months Ended September 30, 2011
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at December 31, 2009	25,653,512	$25,654	$30,663,081	$(35,857,460)	$(5,168,725)
Stock-based compensation	—	—	188,920	—	188,920
Relative fair value of detachable warrants issued with convertible notes payable	—	—	77,300	—	77,300
Proceeds from warrant exercises, net	4,852,000	4,852	2,151,415	—	2,156,267
Issuance of stock from conversion of notes payable	18,215,012	18,215	10,910,806	—	10,929,021
Proceeds from private placement, net	999,731	1,000	594,497	—	595,497
Debt conversion inducement expense	—	—	3,806,966	—	3,806,966
Net loss	—	—	—	(7,710,802)	(7,710,802)
Balance at December 31, 2010	49,720,255	49,721	48,392,985	(43,568,262)	4,874,444
Stock-based compensation	—	—	132,964	—	132,964
Net loss	—	—	—	(1,940,226)	(1,940,226)
Balance at September 30, 2010	49,720,255	$49,721	$48,525,949	$(45,508,488)	$3,067,182

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,940,226)	$(2,988,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,609	86,803
Stock-based compensation expense	132,964	168,132
Interest expense on convertible notes payable	—	103,069
Interest expense on convertible notes payable, related party	—	426,553
Accretion of discount on convertible notes payable	—	29,861
Accretion of discount on convertible notes payable, related party	—	51,604
Equity in loss of affiliated company	74,446	4,013
Change in fair value of option to purchase interest in affiliated company	9,293	—
Changes in assets and liabilities:
Accounts receivable, net	(19,097)	8,668
Accounts receivable, affiliated company, net	(204,010)	—
Inventory	(77,695)	(85,283)
Prepaid expenses and other current assets	18,746	(80,684)
Accounts payable	(54,547)	1,925
Accrued compensation and benefits	5,814	18,511
Other accrued expenses	(61,118)	19,894
Deferred gross profit, affiliated company	121,098	70,798
Net cash used in operating activities	(1,911,723)	(2,164,861)

Cash flows from investing activities
Website development and purchases of property and equipment	(23,324)	(2,546)
Investment in affiliated company	(42,000)	(350,000)
Net cash used in investing activities	(65,324)	(352,546)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable and detachable warrants	—	550,000
Proceeds from issuance of convertible notes payable and detachable warrants, related party	—	2,650,000
Net cash provided by financing activities	—	3,200,000
Net increase in cash and cash equivalents	(1,977,047)	682,593
Cash and cash equivalents at beginning of period	4,044,309	1,344,719
Cash and cash equivalents at end of period	$2,067,262	$2,027,312

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In the opinion of management, the accompanying unaudited condensed financial statements include all normal recurring accruals and adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, impairments of long-lived assets, and valuation of receivable allowances, inventories, deferred income tax assets, stock-based compensation and option to purchase interest in affiliated company. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2011.

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

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table sets forth the financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011, by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,783,209	$1,783,209	$—	$—
Option to purchase interest in affiliated company	$11,364	—	—	$11,364

   Option to Purchase Interest in Affiliated Company. The Company estimated the fair value of the option to purchase the remaining interest in an affiliated company to be $11,364 and $20,657 at September 30, 2011 and December 31, 2010, respectively, using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA). The increase in fair value of $8,143 in the three months ended September 30, 2011 and decrease in fair value of $9,293 in the nine months ended September 30, 2011 were recorded in the statement of operations for the respective periods.

Financial Instruments.  The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at September 30, 2011 and December 31, 2010 because of the short-term nature of these instruments.

Note 3. Inventory

Inventory consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Work in process	$115,273	$66,365
Finished goods	240,814	212,027
	$356,087	$278,392

Note 4.  Property and Equipment

Property and equipment consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Machinery and equipment	$568,727	$569,809
Website development costs	63,175	42,520
Furniture and fixtures	50,441	55,614
Leasehold improvements	43,993	43,993
	726,336	711,936
Less accumulated depreciation	(690,615)	(667,758)
Property and equipment, net	$35,721	$44,178

Aggregate depreciation expense for property and equipment for the three months ended September 30, 2011 and 2010 was $10,902 and $11,487, respectively, and was $31,781 and $35,975 for the nine months ended September 30, 2011 and 2010, respectively. During the first nine months of 2011, the Company disposed of certain fixed assets totaling $8,924, all of which were fully depreciated. There was no gain or loss associated with the disposal.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5.  Intangible Assets

Identifiable intangible assets consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301
Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(954,639)	(903,811)
Intangible assets, net	$163,240	$214,068

Amortization expense for intangible assets for each of the three months ended September 30, 2011 and 2010 was $16,943, and was $50,828 for each of the nine months ended September 30, 2011 and 2010.

Note 6.  Investment in Affiliated Company

    In July 2010, the Company obtained a 30% membership interest in NuGlow Cosmaceuticals, LLC (NuGlow), a direct-response company selling specialty skin care products, in exchange for a capital contribution of $350,000. In connection with NuGlow’s capital raise in September 2011, the Company contributed an additional $42,000 to maintain its 30% interest in NuGlow. The Company’s cumulative investment in NuGlow is accounted for as an equity investment and is adjusted at each reporting period to reflect the Company’s share of NuGlow’s net earnings, losses, contributions and any profit distributions. Additionally, at each reporting period, the Company assesses its investment in NuGlow to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors the Company considers in its determination are NuGlow’s financial condition and operating performance. If the decline in value is deemed to be other than temporary, the Company would recognize an impairment loss.

For the three and nine months ended September 30, 2011, the Company recorded a loss of $23,373 and $74,446, respectively, to “Equity in loss of affiliated company” which reflected its share of NuGlow’s net loss during those periods. The carrying value of the Company’s investment in NuGlow was $234,495 and $266,941 at September 30, 2011 and December 31, 2010, respectively.

NuGlow’s condensed balance sheets at September 30, 2011 and December 31, 2010 and statements of operations for the three and nine months ended September 30, 2011 and 2010 are as follows:

NuGlow’s Condensed Balance Sheets	September 30, 2011 (Unaudited)	December 31, 2010 (Unaudited)

Assets
Cash	$31,964	$75,147
Accounts receivable, net	25,533	2,574
Inventory	339,475	140,443
Prepaid expenses and other current assets	2,602	11,455
Total assets	$399,574	$229,619

Liabilities and members’ equity
Accounts payable and current liabilities	$339,147	$61,041
Members’ equity	514,661	374,661
Accumulated deficit	(454,234)	(206,083)
Total liabilities and members’ equity	$399,574	$229,619

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
NuGlow’s Condensed Statements of Operations	2011	2010	2011	2010
Revenue	$264,139	$11,133	$756,023	$42,400
Cost of goods sold	(118,660)	(5,493)	(317,024)	(12,597)
Operating expenses	(223,388)	(19,016)	(687,150)	(30,592)
Net loss	$(77,909)	$(13,376)	$(248,151)	$(789)

Note 7.  Other Long-Term Assets

Other assets consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company	11,364	20,657
Other assets	$19,886	$29,179

Note 8. Deferred Gross Profit, Affiliated Company

Deferred gross profit from an affiliated company consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred revenue, affiliated company	$318,391	$115,527
Deferred cost of revenue, affiliated company	146,814	65,048
Deferred gross profit, affiliated company	$171,577	$50,479

Note 9.  Stock-Based Compensation

2011 Stock Option Plan

On February 10, 2011, the Company’s board of directors adopted, and on May 25, 2011, the Company’s stockholders approved, the Helix BioMedix, Inc. 2011 Stock Option Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options to employees and non-statutory stock options to employees, non-employee directors and consultants. The 2011 Plan is administered by the board of directors, which has the authority to select the individuals to whom awards are to be granted, the number of awards granted, and the vesting schedule. A total of 12,000,000 shares of common stock are reserved for issuance under the 2011 Plan. Options granted under the 2011 Plan to employees generally vest over a three-year period with 1/3 of the shares vesting after one year from the date of grant and 1/36 of the shares vesting monthly thereafter. Option awards to non-employee directors may vest fully upon grant or quarterly over one year. All option awards have a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date.

2000 Stock Option Plan

In 2000, the Company’s stockholders approved the Helix BioMedix 2000 Stock Option Plan (the 2000 Plan). The 2000 Plan provided for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. Options granted under the 2000 Plan generally became exercisable over periods ranging from one to three years, had a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date. Effective November 6, 2010, additional option awards under the 2000 Plan were discontinued and new option awards were granted under the 2011 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of November 6, 2010 were then cancelled. The 2000 Plan will remain in effect as to any outstanding options granted prior to November 6, 2010.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock Option Activities

During the three and nine months ended September 30, 2011, the Company granted options to purchase an aggregate of 87,000 and 257,000 shares of common stock, respectively, under the 2011 Plan with a weighted-average grant date fair value of $0.13 and $0.21 per share, respectively. During the three and nine months ended September 30, 2010, the Company granted options to purchase 250,000 and 785,000 shares of common stock, respectively, under the 2000 Plan with a weighted-average grant date fair value of $0.31 and $0.28 per share, respectively. Fair value for options granted was calculated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.90% – 1.17%	1.41%	0.90% – 2.17%	1.41% – 2.77%
Expected dividend yield	0	0	0	0
Expected terms in years	5.0 – 6.0	5.0	5.0 – 6.0	5.0 – 6.0
Expected volatility	116%	106%	112% – 118%	98% – 106%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with an equivalent remaining term. The Company does not anticipate declaring dividends in the foreseeable future. For the three and nine months ended September 30, 2011 and 2010, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

The amount of stock-based compensation expense recognized in the three months ended September 30, 2011 and 2010 related to stock options was $14,015 and $104,269, respectively, and for the nine months ended September 30, 2011 and 2010 was $132,964 and $168,132, respectively. Stock-based compensation for the first nine months of 2011 included an expense of $52,478 related to modifications of options held by three departing members of the board of directors. As of September 30, 2011, total unrecognized stock-based compensation related to non-vested stock options was approximately $59,636, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

A summary of the Company’s stock compensation expense for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$607	$2,708	$39,091	$7,178
Marketing and business development	4,150	9,602	12,919	26,220
General and administrative	9,258	91,959	80,954	134,734
Total stock-based compensation	$14,015	$104,269	$132,964	$168,132

A summary of the Company’s stock option activity for the nine months ended September 30, 2011 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	3,868,950	$0.91
Granted	257,000	$0.24
Exercised	—	—
Forfeited	(38,543)	$0.37
Expired	(708,200)	$1.56
Outstanding, September 30, 2011	3,379,207	$0.73	3.94	$10,200
Exercisable, September 30, 2011	3,084,760	$0.77	3.69	$1,500

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.25 on September 30, 2011. The intrinsic value is calculated as the difference between the closing stock price and the exercise price of the stock options as of September 30, 2011, had all of the options with exercise prices less than $0.25 been exercised on that date.

As of September 30, 2011, there were 12,000,000 shares of common stock reserved for issuance pursuant to the 2011 Plan, of which 11,743,000 shares remained available for future grants. Additional information regarding options outstanding as of September 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15 – $0.40	1,123,957	6.22	$0.32	829,788	$0.34
$0.49 – $0.76	815,000	4.68	$0.58	814,722	$0.58
$0.77 – $0.85	245,000	4.61	$0.82	245,000	$0.82
$1.00 – $1.80	1,195,250	1.14	$1.18	1,195,250	$1.18
$0.15 – $1.80	3,379,207	3.94	$0.73	3,084,760	$0.77

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average outstanding options	3,368,522	3,760,380	3,724,864	3,582,257
Weighted average outstanding warrants	1,793,530	4,952,319	2,203,861	4,773,656

Note 11.  Concentration of Risks

The Company maintains a portion of its cash balance in one financial institution which at times may exceed federally insured limits. As of September 30, 2011, the Company maintained approximately $1,783,209 at major financial institutions in money market accounts insured by the Federal Deposit Insurance Corporation up to $250,000 per account or the Securities Investor Protection Corporation up to $500,000 per account. To date the Company has not experienced any losses in its money market accounts.

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Customer A	36%	87%	33%	71%
Customer B	26%	—	22%	17%
Customer C	30%	—	25%	—

Note 12.  Liquidity and Capital Resources

For the nine months ended September 30, 2011, the Company incurred a net loss of $1,940,226. At September 30, 2011, the Company had $2,067,262 in cash and cash equivalents. For the nine months ended September 30, 2011, cash used in operations was $1,911,723 and cash used in investing activities was $65,324, consisting of additional capital contribution into NuGlow, payments for website development costs and purchases of capital assets.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
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

Results of Operations

Our total revenue for the three and nine months ended September 30, 2011 increased by 321.3% and 192.7%, respectively, as compared to the same periods in 2010, principally attributable to increased royalty revenue and sales of proprietary branded consumer products.

Our net loss for the third quarter of 2011 was approximately $606,000, or $0.01 per share, compared to a net loss of approximately $1.1 million, or $0.04 per share, for the same period in 2010. Our net loss for the first nine months of 2011 was approximately $1.9 million, or $0.04 per share, compared to a net loss of approximately $3.0 million, or $0.12 per share, for the same period in 2010. The decrease in net loss for both the three and nine months ended September 30, 2011 was principally due to increases in revenue and gross profit, as well as a decrease in interest expense. The decrease in our net loss per share for the three and nine months ended September 30, 2011 was also in part attributable to an increase in the weighted average number of shares of our common stock outstanding resulting from the amendment, conversion and exercise of convertible notes payable and warrants and the consummation of an equity financing in the fourth quarter of 2010.

As of September 30, 2011, our accumulated deficit was approximately $45,508,000. We may continue to incur substantial operating losses over the next several years based on the estimated costs associated with our current level of operations and continued commercialization of our technology being greater than our anticipated revenue.

Revenue

Revenue in the three and nine months ended September 30, 2011 and 2010 consisted primarily of license fees, peptide sales and consumer product sales as summarized in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
License fees	$176,922	$48,007	268.5%	$513,322	$253,525	102.5%
Peptide and consumer product sales	100,884	45,673	120.9%	576,165	240,271	139.8%
Consumer product sales to affiliated company	116,901	—	NM	355,951	—	NM
Total revenue	$394,707	$93,680	321.3%	$1,445,438	$493,796	192.7%
______________
NM – Not meaningful

Total revenue increased by approximately $301,000, or 321.3%, for the three months ended September 30, 2011 compared to the same period last year, and by approximately $952,000, or 192.7%, for the first nine months of 2011 compared to the same period in the prior year. License fees, which are derived from royalty arrangements, increased by approximately $129,000, or 268.5%, for the three months ended September 30, 2011 compared to the same period in 2010, and by approximately $260,000, or 102.5%, in the first nine months of 2011 compared to the same period in the previous year. These increases resulted from higher sales of products containing our peptides by our licensees during the three and nine months ended September 30, 2011 as well as from the timing of royalty revenue recognition due to a change in royalty reporting frequency from semi-annually to quarterly for one licensee.

Peptide and consumer product sales increased by approximately $55,000, or 120.9%, for the three months ended September 30, 2011 compared to the same period in the previous year and by approximately $336,000, or 139.8%, for the first nine months of 2011 compared to the same period in the previous year. The increases in peptide sales of 80.8% and 60.4% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year, resulted from increased repeat sales to our existing customers. The increases in consumer product sales of 543.1% and 535.7% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year, were attributable to growth in both distributor and direct sales.

Consumer product sales to affiliated company consisted of products sold under private labels to NuGlow Cosmaceuticals, LLC (NuGlow), a direct- response company in which we have maintained an equity investment since July 2010, which markets and sells specialty skin care products.

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

Cost of revenue and gross profit for the three and nine months ended September 30, 2011 and 2010 are summarized in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Cost of peptides and consumer product sales	$70,834	$29,037	143.9%	$409,829	$178,271	129.9%
Percentage of total revenue	17.9%	31.0%		28.4%	36.1%
Percentage of related revenue	70.2%	63.6%		71.1%	74.2%
Cost of consumer product sales to affiliated company	56,961	—	NM	191,486	—	NM
Percentage of total revenue	14.4%	—		13.2%	—
Percentage of related revenue	48.7%	—		53.8%	—
Total cost of revenue	$127,795	$29,037	340.1%	$601,315	$178,271	237.3%
Gross profit	$266,912	$64,643	312.9%	$844,123	$315,525	167.5%
 _____________
NM – Not meaningful

Cost of peptide and consumer product sales increased by approximately $42,000, or 143.9%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and by approximately $232,000, or 129.9%, for the first nine months of 2011 compared to the same period in the previous year. The cost of peptides for the three and nine months ended September 30, 2011 increased by 136.7% and 58.9%, respectively, as compared to the same periods in the prior year. Fluctuations in the peptide costs may be disproportionate from those of related peptide sales from period to period due to the types of peptides sold. Gross margin on peptide and consumer product sales decreased to 29.8% for the three months ended September 30, 2011 compared to 36.4% for the three months ended September 30, 2010, and increased to 28.9% for the nine months ended September 30, 2011 compared to 25.8% for the same period in the prior year. The fluctuations in gross margin related to peptide and consumer product sales were due primarily to the product mix. Sales of certain types of peptide yield a more favorable gross margin, and, in general, consumer product sales generate a higher margin than peptide sales. Our overall gross margin may also be influenced by customer mix, as peptides sold to licensees generate lower margins compared to sales to non-licensees, and, similarly, consumer products sold to distributors result in lower margins compared to sales to direct customers.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three and nine months ended September 30, 2011 and 2010 are summarized in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Research and development	$109,221	$196,752	(44.5)%	$425,131	$572,617	(25.8)%
Percentage of total revenue	27.7%	210.0%		29.4%	116.0%

R&D expenses decreased by approximately $88,000, or 44.5%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and by approximately $147,000, or 25.8%, for the nine months ended September 30, 2011 compared to the same period in 2010. The decreases in R&D expenses for the three and nine months ended September 30, 2011 were primarily attributable to lower spending on external trials and studies and reduced employee compensation resulting from the departure of our former Vice President and Chief Scientific Officer in February 2011. For the remainder of 2011, we anticipate R&D expenses to remain consistent with the level experienced in the third quarter of 2011.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three and nine months ended September 30, 2011 and 2010 are summarized in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Marketing and business development	$225,732	$193,027	16.9%	$674,187	$480,016	40.5%
Percentage of total revenue	57.2%	206.0%		46.6%	97.2%

M&BD expenses increased by approximately $33,000, or 16.9%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and by approximately $194,000, or 40.5%, for the nine months ended September 30, 2011 compared to the same period in 2010. The increases for the three and nine months ended September 30, 2011 were primarily driven by higher advertising expense and employee compensation due to additional headcount. We anticipate M&BD expenses to increase in absolute dollars for the remainder of 2011 as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as for new skin care products we plan to introduce into the market in the near future.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three and nine months ended September 30, 2011 and 2010 are summarized in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
General and administrative	$327,162	$431,202	(24.1)%	$1,043,843	$1,138,062	(8.3)%
Percentage of total revenue	82.9%	460.3%		72.2%	230.5%

G&A expenses decreased by approximately $104,000, or 24.1%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and by approximately $94,000, or 8.3%, for the nine months ended September 30, 2011 compared to the same period in 2010. The decreases for the three and nine months ended September 30, 2011 were primarily due to decreases in general corporate expenses and stock-based compensation expense associated with options granted to consultants. We anticipate G&A expenses for the remainder of 2011 to be consistent with the average quarterly level experienced in the first nine months of 2011.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three and nine months ended September 30, 2011 and 2010 are summarized in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Accounting, legal and professional fees	$168,043	$107,263	56.7%	$477,676	$414,038	15.4%
Percentage of total revenue	42.6%	114.5%		33.0%	83.8%

Accounting, legal and professional fees increased by approximately $61,000, or 56.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and increased by approximately $64,000, or 15.4%, for the nine months ended September 30, 2011 compared to the same period in 2010. The increase for the three months ended September 30, 2011 was due primarily to higher spending in legal fees associated with intellectual property protection. The increase for the nine months ended September 30, 2011 was principally attributable to increases in legal fees associated with intellectual property protection and accounting fees related to tax services.

For the remainder of 2011, we anticipate accounting, legal and professional fees to increase compared to the average quarterly level experienced in the first nine months of 2011 as we expect to incur higher legal expenses related to distribution and licensing agreements and intellectual property protection.

Depreciation and Amortization

Depreciation and amortization expenses for the three and nine months ended September 30, 2011 and 2010 are summarized in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Depreciation and amortization	$27,845	$28,430	(2.1)%	$82,609	$86,803	(4.8)%
Percentage of total revenue	7.1%	30.3%		5.7%	17.6%

Depreciation and amortization expenses decreased by approximately $1,000, or 2.1%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and by approximately $4,000, or 4.8%, for the nine months ended September 30, 2011 compared to the same period in 2010. The decreases for the three and nine months ended September 30, 2011 were primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2011, we expect depreciation and amortization expenses to be consistent with the average quarterly level experienced in the first nine months of 2011.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to our prior outstanding convertible notes payable and accretion of discount on the convertible notes payable.

Other income (expense), net for the three and nine months ended September 30, 2011 and 2010 is summarized in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Interest income	$704	$1,027	(31.5)%	$2,836	$2,386	18.9%
Interest expense on convertible notes payable	—	(38,796)	(100.0)%	—	(103,069)	(100.0)%
Interest expense on convertible notes payable, related party	—	(156,274)	(100.0)%	—	(426,553)	(100.0)%
Accretion of discount on convertible notes payable	—	(10,675)	(100.0)%	—	(29,861)	(100.0)%
Accretion of discount on convertible notes payable, related party	—	(18,427)	(100.0)%	—	(51,604)	(100.0)%
Equity in loss of affiliated company	(23,373)	(4,013)	482.4%	(74,446)	(4,013)	1755.1%
Change in fair value of option to purchase interest in affiliated company	8,143	—	NM	(9,293)	—	NM
Other income (expense), net	$(14,526)	$(227,158)	(93.6)%	$(80,903)	$(612,714)	(86.7)%
______________
NM – Not meaningful

Interest Income. Interest income was fairly consistent for the three and nine months ended September 30, 2011 compared to the same periods in the previous year. For the remainder of 2011, we expect interest income to be lower than the average quarterly level experienced in the first nine months of 2011 due to our decreasing balance in cash and cash equivalents.

Interest Expense on Convertible Notes Payable, Including Related Party, and Accretion of Discount on Convertible Notes Payable, Including Related Party. For the three and nine months ended September 30, 2010, interest expense and accretion of debt discount related to our then outstanding convertible notes payable, including related party, were approximately $224,000 and $611,000, respectively. During the fourth quarter of 2010, all of these convertible notes payable were converted into equity or repaid, and, as a result, we did not incur further interest or debt discount expense thereafter.

Equity in Loss of Affiliated Company. Equity in loss of affiliated company increased by approximately $19,000, or 482.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and by approximately $70,000, or 1755.1%, for the nine months ended September 30, 2011 compared to the same period in 2010. Equity in loss of affiliated company represented our share of NuGlow’s net loss for the periods presented. As we did not invest in NuGlow until July 2010, we did not experience any gain or loss related to an affiliated company during the first six months of 2010.

Change in Value of Option to Purchase Interest in Affiliated Company. For the three months ended September 30, 2011, we recorded a gain of approximately $8,000, and for the nine months ended September 30, 2011, we recorded a loss of approximately $9,000 to reflect the change in fair value of our option to purchase the remaining interest in NuGlow.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of September 30, 2011, we had approximately $2,067,000 in cash and cash equivalents, compared to approximately $4,044,000 in cash and cash equivalents at December 31, 2010. The decrease in cash and cash equivalents from December 31, 2010 was primarily attributable to cash used in operations, additional capital contribution in NuGlow, website development and purchases of capital assets totaling approximately $1,977,000.

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2011 and 2010 was approximately $1,912,000 and $2,165,000, respectively, and in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to maintain our current level of operations while supporting activities to expand our product lines and revenue base.

For the nine months ended September 30, 2011, changes in accounts receivable, inventory, accounts payable and accrued expenses used approximately $416,000 of cash, while changes in prepaid expenses, accrued compensation and benefits, and deferred gross profit from an affiliated company provided approximately $146,000 of cash. During the nine months ended September 30, 2010, changes in inventory and prepaid expenses used approximately $166,000 of cash while changes in accounts receivable, accrued compensation and benefits, accrued expenses and deferred revenue provided approximately $120,000 of cash.

Cash Flows from Investing Activities

For the nine months ended September 30, 2011, cash used in investing activities of approximately $65,000 was related to an additional capital contribution in NuGlow and payments for website development costs and purchases of capital assets, while cash used of approximately $353,000 during the same period in 2010 resulted from a capital contribution of $350,000 in NuGlow and purchases of capital assets of approximately $3,000.

Cash Flows from Financing Activities

For the nine months ended September 30, 2011, there was no cash provided by financing activities. For the nine months ended September 30, 2010, cash provided by financing activities was $3,200,000, which represented the aggregate proceeds from our issuance of convertible promissory notes and warrants in March and May 2010.

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

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of September 30, 2011:

Contractual Obligations	Remainder of 2011	2012 - 2013	2014 - 2015	Total
Operating lease	$19,379	$160,890	$127,278	$307,547
Purchase order commitments (1)	126,630	33,000	—	159,630
Total contractual obligations	$146,009	$193,890	$127,278	$467,177

(1)	Purchase order commitments primarily consisted of open orders for inventory.

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

ITEM 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03
3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03
3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01
4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04
4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04
10.12(b)	Second Amendment to License Agreement dated as of August 25, 2011 between the Company and Rodan & Fields, LLC	X
10.19(a)
First Amendment dated September 1, 2011 to Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC and Supply Agreement among the Company, NuGlow Cosmaceuticals, LLC and Camden Street Partners, LLC
X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of the Company’s Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of the Company’s Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

November 3, 2011

HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty
President and Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer and
Acting Principal Financial Officer)