Form 10-K
period 2011-12-31
HELIX BIOMEDIX INC
filed 2012-03-27
CIK 831749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2011 was $11,268,305, based on the closing sales price of $0.42 on that date. For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

As of March 19, 2012, 49,720,255 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2012 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference into Part III hereof.

HELIX BIOMEDIX, INC.
FORM 10-K

PART I
Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in the documents incorporated by reference contain forward-looking statements, which provide our current expectations, forecasts and assumptions regarding future events. Forward-looking statements include, without limitation:

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

Overview

As used in this Annual Report, “we,” “us” and “our” refer to Helix BioMedix, Inc. We are a biopharmaceutical company with an extensive proprietary library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. Our mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically applied products which offer the benefits of our advanced bioactive small molecule peptide technology. Our vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides.

Our business strategy is to develop our peptide and small molecule portfolio to derive revenue from a broad base of opportunities including licensing rights to third parties to use select proprietary peptides in specific fields of application and commercializing our own branded products. Over the longer term, we intend to pursue applications for products using our technology in medical devices and pharmaceutical preparations. We have developed numerous peptides with unique sequences for use in the following two areas of application:

·
Consumer skin care products — we have developed a range of peptides and small molecule technologies capable of improving different aspects of the skin’s appearance, texture, tone and barrier function and are marketing these peptides as innovative ingredients for cosmetic use; and

·
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

Our business was incorporated in 1988, and until early 2007 we operated primarily as a technology development company, generating a portfolio of intellectual property focused on identifying and developing synthetic bioactive peptides and, to a lesser extent, commercializing the extensive library of patented bioactive peptides we had developed. During 2007, we began generating consistent revenue through license agreements with skin care product manufacturers and through collaborative development agreements and moved from the development stage to the commercialization stage.

Consumer Skin Care Products

We supply and license to skin care contract manufacturers and materials suppliers certain of our proprietary cosmeceutical peptides for inclusion in their acne treatment, anti-aging skin care, color cosmetics, and specialty body care products. We rely on these industry supplier licensees to create both awareness and demand for our technology among their skin care customers. We believe our peptide technology further holds potential as active ingredients for products marketed and sold by skin care industry leaders and as such, we collaborate directly with leading skin care companies to identify opportunities for strengthening their brand position with differentiated products featuring our peptide technology. We sell our proprietary skin care products through distributors and directly to consumers. Our consumer skin care product development efforts are currently focused on the following:

Anti-Acne

Acne is the most common skin disorder in the United States (U.S.), affecting 40 to 50 million Americans. Nearly 85 percent of all people have acne at some point in their lives. By the mid-teens, more than 40 percent of adolescents have acne or acne scarring which requires treatment by a dermatologist. Research from GlobalData, an industry analysis specialist, indicates that the global acne therapeutics market generated approximately $2.9 billion in revenues in 2009 and estimated that revenues from this market could reach $3.1 billion by 2017 at a compound annual growth rate of 0.7%.  Global Data attributed the moderate increase in revenue to the overcrowding of generics in the market and the increased acceptance of alternative therapies such as photodynamic therapy and ultraviolet/blue light therapy.

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

A number of companies have formulated and launched anti-acne products incorporating this peptide under license from us or through sublicense from our licensed distributors. We believe the use of this peptide is advantageous for globally marketed anti-acne products, not only because it supports more favorable outcomes with salicylic acid based treatment products, but also because it offers a favorable alternative to benzoyl peroxide, an ingredient that is limited in application due to regulatory restrictions in certain markets as well as its potential harshness on sensitive skin. We anticipate additional anti-acne product introductions in 2012.

Anti-Aging

In January 2012, MarketResearch.com, a provider of global market intelligence products and services, published a report indicating that the cosmeceutical market in the U.S. had reached $27.2 billion in 2010, with anti-aging skin care ranking in the top revenue segment. While the U.S. Food and Drug Administration (FDA) does not recognize cosmeceuticals as a regulatory category, cosmeceuticals are generally described in consumer press as cosmetic products with active ingredient benefits, and peptides are a typical example of such technology.

We have identified and qualified a number of peptides that target changes in the appearance of skin associated with the aging process. As there are anti-aging skin benefits that derive from the skin’s natural healing process, much of the anti-aging aspect of our peptide library has evolved from the screening processes associated with our pharmaceutical wound healing programs.

Peptides that target improvement in the appearance of aging skin may affect one or more of the age-related skin characteristics such as lines and wrinkles, loss of elasticity, firmness and definition, the appearance of darkened areas or general unevenness of skin tone, rough texture, and thinning of the skin. Our palmitoyl hexapeptide-14 and hexapeptide-21 peptides are examples of anti-aging peptides that target several aspects of support for the skin’s structural matrix. These peptides have been shown in vitro to accelerate the migration of cells from the skin’s uppermost layer, a critical process to strengthen tissue. In clinical studies, subjects using products containing these peptides demonstrated improvement in fine lines and wrinkles and a smoother, firmer appearance. Palmitoyl Hexapeptide-14 has also been clinically demonstrated to provide benefits equivalent to those of the leading prescription anti-aging products, but without the risk of irritation associated with aggressive retinoids. These peptides have been formulated into various cosmeceutical skin care products that are currently in the marketplace, and we anticipate further anti-aging product introductions in 2012. Additionally, our tetrapeptide-14 and tetrapeptide-16 peptides have shown benefit in skin soothing products, such as creams and lotions for rosacea prone skin or for sensitive skin care.

Our license agreement with Goldschmidt GmbH, a wholly owned subsidiary of Evonik GmbH (Evonik), a leading supplier of cosmetic ingredients, provides Evonik with exclusive rights to certain of our peptides targeted towards skin care and personal care applications. Evonik launched its first peptides based on our technology in January 2009 and continues to promote the product under the Tego® Pep 4-17 name. Evonik launched a second Helix BioMedix peptide in October 2010 under the name Tego® Pep 4-Even.

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

Helix BioMedix Branded Products

We launched our first proprietary skin care products under the Striking® brand in the fourth quarter of 2008. The product line, which was positioned for the market niche of perimenopausal and menopausal skin, introduced our exclusive Helix BioMedix SmartPeptide™ Heptapeptide-7 technology that helps nourish keratinocytes to support skin renewal.

The Striking® Skin Care line consists of four products: Multi-Vitamin Creme Cleanser, Multi-Peptide Serum, Rejuvenating Eye Creme and Restorative Moisture Creme. Based on market feedback, in 2011, we determined a broader product positioning for anti-aging skin care would provide greater market opportunities, and these products were relaunched under the Apothederm™ brand name in September 2011. We believe the Apothederm™ name better encompasses the brand’s core focus in dermatologically-based products and resonates better with consumers. The first Apothederm™ body product, a stretch mark cream using Heptapeptide-7, was officially launched in April 2011. Based on the successful market acceptance of the Apothederm™ brand, we plan to retire the Striking® brand by the end of 2012.

Our products are distributed through our dedicated ecommerce websites at www.apothederm.com and www.strikingskincare.com, as well as through spas, select catalogues and leading skin care internet retailers such as DermStore.com.

In addition, in April 2010, we launched the Cerakine™ Anti-Aging Skin Care product line, which includes a multi-vitamin cleanser, eye cream, moisturizer and serum that form a core daily cleansing and moisturizing ritual. To date, this product line has primarily been dedicated to distribution in the Asian marketplace.

Helix BioMedix Private Label Products

We supply private label products to strategic partners with expertise in certain market segments. For example, in July 2010, we entered into a supply agreement with NuGlow Cosmaceuticals, LLC (NuGlow), an affiliated company, for supply of private label products for NuGlow’s direct-to-consumer marketing program (see Note 6 of our Notes to Financial Statements). We commenced product shipments to NuGlow in the fourth quarter of 2010. We anticipate providing private label products to additional select customers in 2012.

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

We are currently aware of several companies that are utilizing peptide-based technologies for antimicrobial applications including: Caregen Co., Ltd., DSM N.V., Lytix Biopharma AS, and Inimex Pharmaceuticals, Inc. In addition, in the skin care and personal care markets, several companies, including Lonza Group Ltd., Laboratoires Serobiologiques, Lipotec S.A. and CRODA, Inc., sell patented specialty ingredients for cosmetic use.

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

License Agreements

We entered into a License Agreement with the University of British Columbia (UBC) commencing October 1, 2001, whereby UBC granted us an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The agreement terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the agreement, unless terminated earlier as provided in the agreement. According to its terms, the agreement terminates automatically if a bankruptcy proceeding is brought by or against us, and terminates at UBC’s option upon certain events, including our insolvency or cessation of business, a delinquency of more than 60 days in payments due from us under the agreement, and our breach of certain provisions relating to insurance requirements, use by us of UBC trademarks, and marketing obligations. In addition, either party may terminate the agreement on notice after the opportunity to cure if the other party defaults under the agreement. The Technology licensed under the agreement consists primarily of three U.S. patents for antimicrobial peptides (as set forth in the table under “Intellectual Property Rights” below) and related methods of use. The license may be sublicensed to Helix BioMedix affiliates. Pursuant to the terms of the agreement, we issued to UBC or its assigns 97,500 shares of our common stock and options to purchase up to 152,500 shares of our common stock at $1.50 per share. The options were fully vested upon grant and all expired as of October 1, 2011. Additionally, we agreed to pay UBC a royalty of 3.5% of revenue generated from the Technology and any improvements related thereto. We are also required to pay UBC minimum annual royalties and to reimburse UBC for all further costs incurred with respect to the licensed patents, including maintenance fees.

On August 16, 2007, we entered into a license agreement with Evonik, which has subsequently been amended. Pursuant to the agreement, we granted to Evonik an exclusive license under certain of our patent applications and related rights and technology to, among other things, make and sell formulations for use as ingredients in final products in the cosmetic and non-prescription-drug fields of use. The term of the agreement extends until the expiration of the last-to-expire patent issued under the licensed patent rights, subject to certain termination rights of each party. Either party may terminate the agreement if the other party materially breaches a material provision of the agreement and fails to cure the breach within the specified notice period. In addition, either party may terminate the agreement if, for any consecutive three-year period after 2010, earned running royalties fall short of certain agreed minimum amounts. In consideration for the license, Evonik agreed to make specified upfront payments (subject to certain conditions) and to pay license fees quarterly on its sales of formulations under the agreement.

On September 12, 2007, we entered into a first amended and restated license agreement with Grant Industries, Inc. (Grant), which amended and restated the non-exclusive license agreement between the parties dated December 12, 2006, and which has subsequently been amended. As amended to date, the term of the license agreement will expire on December 31, 2014 subject to certain termination rights of each party. Either party may terminate the agreement if the other party ceases its business or upon certain events relating to bankruptcy, or if the other materially breaches a provision of the agreement and fails to cure the breach within the specified notice period. We may terminate the license or remove a peptide from the scope of the license if Grant fails to meet certain minimum royalty obligations. The license permits Grant to formulate certain of our proprietary peptides into premix products and to market and sell those premix products for use in final products in the cosmetic and over-the-counter personal care market, subject to payment of royalties on its sales of premix and certain minimum royalty obligations. The license grants exclusive rights with respect to five of our peptides.

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

We currently own or exclusively license ten issued U.S. patents, five pending U.S. patent applications, eight foreign issued patents and forty-five foreign pending patent applications. These patents and patent applications describe not only a vast diversity of sequences, but also structures, including alpha-helical, looped, linear, beta-sheet, lipidated, hinged and unstructured short synthetic sequences. The control of a patent-protected library comprising a broad diversity of structures and sequences distinguishes us from our competitors, many of whom are attempting to develop and protect only single peptide sequences for multiple applications. We believe that the breadth of our library offers us an exceptionally wide range of options in matching optimal peptides with individual product or therapeutic requirements.

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates and terminal disclaimers. The following table sets forth the patents owned or exclusively licensed by us, and their current years of expiration:

Patent No.	Description	Country	Expiration Year
5,962,410	Inhibition of Eucaryotic Pathogen with Lytec Peptides	United States	2016
6,288,212	Anti-Endotoxic Antimicrobial Peptides and Methods thereof (licensed from University of British Columbia)	United States	2018
6,172,185	Antimicrobial Cationic Peptide Derivatives of Bactenecin (licensed from University of British Columbia)	United States	2018
6,337,317	Antimicrobial Peptides and Methods of Use thereof (licensed from University of British Columbia)	United States	2020
7,354,903	Cosmetic Compositions Containing Short Bioactive Peptides	United States	2021
6,875,744	Short Bioactive Peptides	United States	2022
7,381,704	Methods for Use of Short Bioactive Peptides	United States	2022
7,407,940	Antimicrobial Hexapeptides	United States	2026
7,696,174	Short Bio-Active Peptides for Cellular and Immunological Modulation	United States	2027
8,071,555	Protective Skin Care Peptides	United States	2030
1,340,716	Inhibition of Eucaryotic Pathogens and Neoplasms and Stimulation of Fibroblasts and Lymphocytes with Lytic Peptides	Canada	2016
4310107	Short Bioactive Peptides and Methods for Their Use	Japan	2022
4484941	Short Bioactive Peptides and Methods for Their Use	Japan	2022
10-0891157	Short Bioactive Peptides and Methods for Their Use	South Korea	2022
57890/99	Anti-Endotoxic, Antimicrobial Cationic Peptides and Methods of Use therefor (licensed from University of British Columbia)	Australia	2019
2006212922	Antimicrobial Hexapeptides	Australia	2026
2027152	Peptide Fragments for Inducing Synthesis of Extracellular Matrix Proteins	Europe	2027
288451	Short Bio-Active Peptides for Cellular and Immunological Modulation	Mexico	2027

As described above under the heading “Consumer Skin Care Products,” we have entered into license agreements with skin-care contract manufacturers and materials suppliers for inclusion of certain of our patented peptides in anti-acne and anti-aging skin care products. In addition, many of our Striking®, Cerakine™ and Apothederm™ products incorporate various of our proprietary peptides, which together are protected by claims under U.S. patents expiring between 2021 and 2027. Two of these peptides are protected by claims under our three issued foreign patents expiring in 2022.

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

Regulation

Federal, state and local governmental authorities in the U.S. and other countries regulate, among other things, the testing, production, distribution and sale of prescription and over-the-counter drugs and cosmetics. In the U.S., the FDA, acting under the Food Drug and Cosmetic Act (FDCA) and other Federal statutes and FDA regulations, regulates products primarily on the basis of their intended use, as determined by the labeling claims made for the product.

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

The steps required before a new drug may be marketed in the U.S. include (i) pre-clinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application, or NDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. Pre-clinical testing is generally conducted on laboratory animals to evaluate the potential safety and the efficacy of a drug. The results of these studies are submitted to the FDA as a part of an IND, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

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

Sales of cosmetics and drug products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we or our collaborators have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities of foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain these approvals may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country-specific regulations, including in some countries price controls.

Research and Development Expenses

During the years ended December 31, 2011 and 2010, our research and development expenses were approximately $501,000 and $749,000, respectively.

Employees

As of December 31, 2011, we employed eight personnel, all on a full-time basis, including two employees in research and development, three employees in marketing and business development, and three employees in finance and administration. None of our employees is covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

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

Executive Officers

Our executive officers as of March 1, 2012 are as follows:

Name	Age	Position
R. Stephen Beatty	62	President and Chief Executive Officer
Robin L. Carmichael	55	Vice President and Chief Operating Officer

R. Stephen Beatty has served as our President and Chief Executive Officer and as a member of our board of directors since May 1999. Prior to joining us, Mr. Beatty established and operated Beatty Finance, Inc., a private financial services company. Mr. Beatty holds a B.S. in Mathematics from the University of South Alabama and an M.B.A. from the University of New Orleans.

Robin L. Carmichael has served as our Vice President and Chief Operating Officer since January 2011, and served as our Vice President, Marketing and Business Development from October 2007 until January 2011. From April 2007 to October 2007, Ms. Carmichael was the Chief Operating Officer of DERMAdoctor, Inc., a company specializing in developing and selling over-the-counter drugs and cosmeceuticals. Prior to joining DERMAdoctor, Inc., from 1998 to September 2006, Ms. Carmichael served as Vice President of Marketing, first with ProCyte Corporation, a biotechnology company specializing in metallic peptides, and then with Photomedex, Inc. following its acquisition of ProCyte in 2005 and as a consultant to the same company from January to June 2007. From 1993 to 1998, she held various marketing and clinical research positions of increasing responsibility with ProCyte. Ms. Carmichael holds a B.S. in Nursing from Seattle University and attended the UCLA Anderson Graduate School of Executive Management.

ITEM 1A.          RISK FACTORS

As discussed under Part I, “Business –Forward-Looking Statements,” our actual results could differ materially from those expressed in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully consider the risks described below, together with all other information included in this Annual Report, in evaluating our company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results, cash flows and the trading price of our common stock could be materially adversely affected.

We will need to raise additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts, adversely affect our ability to satisfy our obligations when they become due, or require us to discontinue our operations.

Developing products and conducting pre-clinical and clinical testing of antimicrobial peptide technologies requires substantial amounts of capital. To date, we have not generated sufficient revenue to meet our capital requirements and we do not expect to do so in the foreseeable future. Accordingly, we have raised capital primarily through equity and convertible debt private placement financings and, more recently, a letter of credit. If we are unable to timely obtain additional funding, we may never achieve the results necessary to satisfy our existing obligations or be profitable. We will need to raise additional capital to, among other things:

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

Our net cash used in operations has exceeded our cash generated from operations for each year since our inception. For example, we used approximately $2.3 million and $2.8 million in operating activities for the years ended December 31, 2011 and 2010, respectively. On March 9, 2012, we entered into an LOC Agreement with Frank T. Nickell, our largest stockholder, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JP Morgan Chase Bank, N.A. (JPMorgan) in our favor in the principal amount of $2.0 million (LOC). The LOC expires on July 1, 2013 but automatically renews until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time we may draw up to the balance remaining on the LOC. Amounts outstanding under the LOC accrue interest at the rate of 0.75% per annum and are due and payable on or before July 1, 2014. Based upon our current cash and cash equivalents balance, the available LOC with JPMorgan, as well as the current status of our operations and consumer product commercialization, we believe that we will have adequate funds to sustain our operations and expand our revenue base through the next twelve months. However, our future funding requirements will depend on many factors, including, among other things:

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

If we are unable to obtain the necessary additional capital, we may not be able to satisfy our existing obligations or we may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves, liquidate some or all of our assets, delay, reduce the scope of or eliminate some portion or all of our development programs, or severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

If we raise additional funds by issuing debt or convertible debt securities, new investors may have rights superior to holders of our currently issued and outstanding common stock. In addition, debt financing, if available, may include covenants, which could restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other restricted payments on investments, consummate asset sales or similar transactions, create liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Any failure to comply with any such covenants could cause us to be in default under such indebtedness.

If we default on our letter of credit, our business and financial results would be adversely affected.

A letter of credit was recently established with a commercial lender on our behalf by our largest stockholder and upon which we may draw to finance our operations. If we default on our obligations related to the LOC, the value of our assets may not be sufficient to fully satisfy our obligations, which could result in the cessation of our business. In addition, any outstanding indebtedness may limit our ability to obtain additional financing in the future.

We expect to continue to incur substantial losses and we may never achieve profitability.

We have incurred significant operating losses since we began operations in November 1988, including a net loss of approximately $2.5 million for the year ended December 31, 2011, and we had an accumulated deficit of approximately $46.1 million as of such date. These losses have resulted principally from our operating expenses. If the necessary capital is available to us, we intend to make substantial expenditures to further develop and commercialize our product candidates. We expect that our rate of spending may accelerate due to increased expenses associated with branding and advertising of our existing products, as well as rising costs resulting from expanded in-house research and development of our lead product candidates, out-licensing initiatives, clinical trials and regulatory approvals of our antimicrobial peptide technologies. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, and we may never become profitable. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

A significant portion of our revenue is derived from consumer product sales to NuGlow Cosmaceuticals, LLC, an affiliated company, and any adverse effects on such company’s operations or business could have an adverse effect on our business and financial results.

Consumer product sales to NuGlow represented 25% of our total revenue for the year ended December 31, 2011, and we expect such sales to continue to be a significant portion of our revenue in the future. In the event economic or other conditions or events have a material adverse effect on such affiliated company, including, without limitation, its personnel, operations or sales, such that the amount of its purchases from us decrease significantly or terminate altogether, our business and financial results could be similarly adversely affected.

Weak economic conditions could adversely affect our sales, financial condition and growth prospects.

Weak economic conditions, low consumer spending and decreased consumption may have a negative impact on our operating results. The final consumer products incorporating our peptides may be considered discretionary items for consumers. Factors affecting the level of consumer spending for discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower. This was particularly evident in 2009 when the economic downturn adversely affected our revenue and results of operations. If the economic recovery is slow or if the economy experiences a prolonged period of decelerating growth, our customers or potential customers may delay or reduce sales of the final products incorporating our peptides, which would harm our business. In addition, adverse economic conditions may lead to price increases by our suppliers, which could adversely affect our operating results.

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

There can be no assurance that we will succeed in attracting and retaining collaborative partners who can assist in the further development and commercialization of our technology, and we may lack the capital and other resources necessary to develop our product candidates in the absence of these collaborations. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we have in the past and can expect in the future to relinquish some or all of the control over the future success of that product candidate to the collaborator. Existing and potential future collaborators may not devote sufficient resources to the research, development and commercialization of our product candidates, or they may breach or terminate our agreements with them. In addition, the current general economic downturn may adversely impact the ability or willingness of our collaborators to devote such resources to the success of our product candidates. If existing or future collaborations are unsuccessful, our business, operating results and financial condition would be impaired.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved, and applicable patent laws are continually evolving. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. Furthermore, the application, and enforcement of patent laws and regulations in foreign countries is even more uncertain. Accordingly, we cannot assure you that we will be able to effectively protect or defend our proprietary rights in the U.S. or in foreign jurisdictions on a consistent basis, and the cost of prosecuting, defending and protecting our patents in certain jurisdictions, including Europe, may make it prohibitively expensive.

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

As of December 31, 2011, we maintained approximately $982,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation (SIPC) up to $500,000 per account. The protection afforded by the SIPC is narrower than that afforded by the Federal Deposit Insurance Corporation with respect to bank deposits and does not cover all losses. If the financial institutions holding our cash deposits experience financial difficulty or failure, the assets in these accounts would be at risk, and their loss would have an adverse effect on our business and results of operations.

Our business is subject to numerous governmental regulations.

Our products and our licensees’ products and product candidates are subject to extensive regulation by numerous governmental authorities in the U.S., including the FDA, and by regulatory authorities outside the U.S. which govern the manufacturing practices, labeling, packaging, storage, distribution, advertising, promotion, recordkeeping and reporting of safety, and quality assurance. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. Under our licensing strategy, our collaborators will bear the majority of the regulatory compliance burden. However, if we, our licensees or our collaborators fail to maintain regulatory compliance, such failure could adversely affect our business and results of operations.

Interruptions to or cyber-attacks on our website operations could damage our reputation and harm our business.

 We derive a portion of our revenue from business generated through our ecommerce websites at www.apothederm.com and www.strikingskincare.com. The satisfactory performance and reliability of our website operations are critical to our reputation and our ability to attract and retain customers in our online business. We could experience temporary interruptions in our website or transaction processing systems for a variety of reasons, including human error, software errors, power loss, telecommunications failures, extreme weather and other events beyond our control. In addition, cyber-attacks on our computer systems could result in the disruption of our operations or the corruption or misappropriation of proprietary information or data. Any failure of or cyber-attacks on our systems could adversely affect our business and results of operations.

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

Our international revenue may be adversely affected by fluctuations in currency exchange rates.

A significant portion of our license fees is derived from sales denominated in currencies other than the U.S. dollar, which is our reporting currency. As a result, fluctuations in currency exchange rates can factor in the increase or decrease of our license revenue from period to period. We cannot predict the effects of exchange rate fluctuations upon our international revenue and as exchange rates vary, our revenue and operating results may differ from our expectations.

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

The deferred gross profit we report from an affiliated company in our financial statements depends to a large extent on the accuracy of the inventory reports provided by the affiliated company, and any material error in those reports would affect our gross profit deferral. However, we believe that the controls implemented by the affiliated company, including periodic physical inventory verifications and analytical reviews, should reduce the likelihood of any material errors in such reports.

Our principal stockholders, executive officers and directors may have the ability to control our management and operations and could act in their own best interests and not necessarily in the best interests of other stockholders.

Our executive officers, directors, principal stockholders and entities affiliated with them beneficially owned in the aggregate approximately 57.9% of our outstanding common stock and common stock equivalents as of March 19, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets, and this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

We occupy approximately 5,300 square feet of leased space in Bothell, Washington for our corporate office and laboratory. This lease will expire on June 30, 2015. We believe that our leased space is adequate to meet our current needs and that suitable additional space will be available in the future to meet our anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Year ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$0.45	$0.20	$0.40	$0.19
Second Quarter	$0.45	$0.22	$0.43	$0.22
Third Quarter	$0.45	$0.15	$0.49	$0.20
Fourth Quarter	$0.35	$0.23	$0.59	$0.23

As of March 19, 2012, there were approximately 787 record holders of our common stock. Because in some instances our common stock is held by brokers and clearing agencies on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders.

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

	Year ended December 31,
	2011	2010	2009	2008	2007
Operations:
Revenue	$1,891,338	$851,683	$391,268	$562,877	$463,941
Loss from operations	(2,404,323)	(2,956,156)	(3,217,908)	(3,544,178)	(3,518,579)
Net loss	(2,488,576)	(7,710,802)	(3,775,035)	(4,515,512)	(3,434,004)
Net loss per share, basic and diluted	(0.05)	(0.28)	(0.15)	(0.18)	(0.14)
Financial position:
Cash, cash equivalents and marketable securities	1,688,945	4,044,309	1,344,719	984,844	1,161,290
Working capital	2,147,462	4,355,893	1,495,026	1,014,268	1,105,405
Total assets	2,974,639	5,228,482	2,012,920	2,703,707	2,022,071
Stockholders’ equity (deficit)	2,535,336	4,874,444	(5,168,725)	(1,714,522)	1,670,713

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business was incorporated in 1988, and until early 2007 we operated primarily as a technology development company, generating a portfolio of intellectual property focused on identifying and developing synthetic bioactive peptides and, to a lesser extent, commercializing the extensive library of patented bioactive peptides we had developed. During 2007, we began generating consistent revenue through license agreements with skin care product manufacturers and through collaborative development agreements and moved from the development stage to the commercialization stage.

Management Review of 2011

For the year ended December 31, 2011, we continued to make substantial progress in expanding our business. We generated revenue of approximately $1.89 million, representing an increase of 122% from the previous year. The increase in total revenue was primarily attributable to growth in license fees as well as sales of peptides and consumer products.

The following financial information reflects additional metrics of our 2011 results:

•	52% growth in licensing fees from 2010;

•	120% growth in peptide and consumer product sales from 2010;

•	Consumer product sales to an affiliated company for the first full year reached $481,000; and

•	Loss from operations decreased by 19% to $2.40 million in 2011 compared to $2.96 million in 2010.

2012 Outlook

Looking forward into 2012, we expect to further capitalize on the momentum gained in 2011 in key areas, including license fees, peptide and consumer product sales, and brand recognition. We anticipate modest growth in license fees and peptide compound sales, and moderate to strong growth in consumer product sales; however, as peptide and consumer product sales (as a percentage of revenue) increase relative to license fees, we expect that our overall gross margin will likely decline. We believe that our expanded revenue opportunities as well as continued management of operating expenses will enable us to further strengthen our operating results.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting period. We consider the following accounting policies to be those that require us to make the most subjective or complex judgments in order to fairly present our financial position and results of operations. Actual results may differ from these estimates.

Revenue Recognition. We derive our revenue from technology licenses, sales of peptides and consumer products, and, until September 2009, administrative services provided to a related party. Revenue under technology licenses may include up-front payments and royalties from third-party product manufacturing and sales.

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

•
Consumer Product Sales, Affiliated Company. We sell certain skin care products under private labels to an affiliated company and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collection is reasonably assured and the products have been resold to third parties or otherwise used.

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

In September 2009, we terminated the Management Services Agreement with DermaVentures. As a result, we had no further management or administrative responsibilities related to DermaVentures from which our administrative services revenue was derived (see Note 14 of our Notes to Financial Statements).

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

Impairment of Long-Lived Assets, Intangible Assets and Investment in an Affiliated Company. We periodically review our long-lived assets including property and equipment, intangible assets and investment in an affiliated company for possible impairment whenever significant events or changes in circumstances indicate that impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. We determine impairment losses from actual or estimated fair values, which are based on market values or projections of discounted cash flows, as appropriate.

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

Valuation of Option to Purchase Remaining Interest in Affiliated Company. In connection with our investment in NuGlow, we have the right to purchase the remaining interest in NuGlow between July 1, 2012 and July 1, 2017 (see Note 6 of our Notes to Financial Statements). We have elected to account for this option at fair value on the balance sheet with changes in value recognized in the statement of operations. We estimate the fair value of this option using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization.

Valuation of Common Stock Used in Calculation of Conversion Inducement Expense.  To induce our note holders to convert the outstanding notes payable into our common stock in the fourth quarter of 2010, we amended the conversion terms such that the per share conversion price was reduced to $0.60 from $1.00 for the convertible notes payable issued in 2008 and 2009, and from $0.80 for the convertible notes payable issued in 2010. We estimated the fair value of our common stock issued in connection with the note conversions based on implied stock value using the estimated fair value of our convertible notes immediately prior to the amendment of the conversion terms. We estimated the fair value of our convertible notes immediately prior to the amendment of the conversion terms based on prevailing interest rates, our stock price as quoted on the OTC Bulletin Board, as well as assumptions regarding a number of complex and subjective variables.

Results of Operations

Our net loss for 2011 was approximately $2.49 million, or $0.05 per share, compared to a net loss of $7.71 million, or $0.28 per share, for 2010 and a net loss of $3.78 million, or $0.15 per share, for 2009. The decrease in net loss in 2011 from 2010 was primarily attributable to increased total revenue and gross profit, coupled with decreases in interest expense, accretion of debt discount and non-cash debt conversion inducement expense incurred in connection with the amendment and conversion into shares of our common stock of certain of our convertible notes payable. In 2010, total interest expense, accretion of debt discount and debt conversion inducement expense totaled approximately $4.75 million (see Note 2 of our Notes of Financial Statements). Additionally, net loss per share for 2011 was based on 49.7 million weighted-average shares outstanding whereas net loss per share for 2010 was based on 27.1 million weighted-average shares outstanding. The increase of $3.94 million in net loss in 2010 from 2009 was due principally to the debt inducement expense recorded in 2010 and, to a lesser extent, increases in operating expenses, interest expense and accretion of debt discount.

As of December 31, 2011, our accumulated deficit was approximately $46.06 million. We may continue to incur substantial operating losses over the next several years based on the estimated costs associated with our current level of operations and commercialization of our technology being greater than our anticipated revenue.

Our ability to achieve a consistent level of revenue depends largely on our ability to successfully commercialize our proprietary technology through royalty-bearing licenses, as well as developing and selling products via collaborations with strategic partners. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any revenue under licensing arrangements are subject to significant fluctuations in timing, amount and currency exchange rates. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Revenue

Revenue for the years ended December 31, 2011, 2010 and 2009 consisted of license fees, sales of peptides and consumer products, and administrative services revenue from DermaVentures, a related party, as summarized in the table below. Consumer product sales to an affiliated company consisted only of products that had been resold to third parties. Consumer product sales to an affiliated company that were unsold at the end of the reporting period, along with corresponding costs, were included in deferred gross profit.

	Year ended December 31, 2011	% Change from 2010	Year ended December 31, 2010	% Change from 2009	Year ended December 31, 2009
License fees	$730,635	52.4%	$479,317	221.3%	$149,196
Percentage of total revenue	38.6%		56.3%		38.1%
Peptide and consumer product sales	679,907	119.8%	309,379	39.4%	221,876
Percentage of total revenue	36.0%		36.3%		56.7%
Consumer product sales, affiliated company	480,796	663.3%	62,987	NM	—
Percentage of total revenue	25.4%		7.4%		—
Administrative services revenue, related party	—	—	—	(100.0)%	20,196
Percentage of total revenue	—		—		5.2%
Total revenue	$1,891,338	122.1%	$851,683	117.7%	$391,268

NM -	Percentage not meaningful

Total revenue increased by approximately $1.04 million, or 122%, in 2011 from 2010, and by approximately $460,000, or 118%, in 2010 from 2009.

License fees increased by approximately $251,000, or 52%, in 2011 from 2010 and by approximately $330,000, or 221%, in 2010 from 2009. The increases in both 2011 and 2010 were attributable to increased volume of product sales by our licensees.

Peptide and consumer product sales, including sales to an affiliated company, increased by approximately $788,000, or 212%, in 2011 from 2010 and by approximately $150,000, or 68%, in 2010 from 2009. Growth in peptide sales for the years ended December 31, 2011 and 2010 compared to the respective prior year was due to higher demand for our peptides from existing customers, while the increases in consumer product sales for the years ended December 31, 2011 and 2010 compared to the respective previous year were attributable to an expanded revenue base for consumer products sold under our proprietary brands and private labels.

Administrative services revenue from a related party was typically invoiced at or near cost and therefore had no material net effect on our gross profit or net loss. We terminated our Management Services Agreement with DermaVentures in September 2009 and had no further revenue from DermaVentures thereafter.

Cost of Revenue and Gross Margin

Cost of revenue consists of cost of peptides and materials associated with consumer products, and cost of administrative services revenue which includes primarily marketing campaign costs associated with DermaVentures’ product line and out-of-pocket expenses. Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Revenue mix affects our gross margin because our margins from license and development fees are higher than our margins from peptide sales, consumer product sales and administrative services revenue.

Cost of revenue and gross margin for the years ended December 31, 2011, 2010 and 2009 are summarized in the table below.

	Year ended December 31, 2011	% Change from 2010	Year ended December 31, 2010	% Change from 2009	Year ended December 31, 2009
Cost of peptide and consumer product sales	$482,033	119.6%	$219,504	24.2%	$176,720
Percentage of total revenue	25.5%		25.8%		45.2%
Cost of consumer product sales, affiliated company	$251,274	513.0%	$40,990	NM	$—
Percentage of total revenue	13.3%		4.8%		—
Cost of administrative services revenue, related party	$—	—	$—	(100.0)%	$19,800
Percentage of total revenue	—		—		5.0%
Total cost of revenue	$733,307	181.5%	$260,494	32.6%	$196,520
Gross profit	$1,158,031	95.9%	$591,189	203.6%	$194,748
Gross margin	61.2%		69.4%		49.8%

NM -	Percentage not meaningful

Cost of peptide and consumer product sales, including sales to an affiliated company, increased by approximately $473,000, or 182%, in 2011 from 2010, and by approximately $84,000, or 47%, in 2010 from 2009. Increases in cost of revenue for the years ended December 31, 2011 and 2010 compared to the respective prior year were not linear with the growth rates of revenue, due principally to the product mix and customer mix. For 2011, peptides and consumer products sold, including those sold to an affiliated company, resulted in a blended gross margin of 37% compared to 30% in 2010 and 20% in 2009. The progressive increase in gross margin for peptides and consumer products, including those sold to an affiliated company, in 2011 compared to 2010 and 2009 was primarily attributable to higher levels of consumer products sold. As a percentage of revenue, consumer product sales, including those sold to an affiliated company, grew to 40% in 2011 from 14% in 2010 and 8% in 2009. Sales of our consumer products generally deliver a higher gross margin compared to sales of peptides; thus, as sales of consumer products grow at a faster rate compared to peptide sales, the blended gross margin for peptide and consumer product sales will improve. However, as peptide and consumer product sales (as a percentage of revenue) increase relative to license fees, we expect that our overall gross margin will likely decline.

Cost of administrative services revenue for the year ended December 31, 2009 consisted primarily of marketing service expenses incurred in the period. As we terminated our Management Service Agreement with DermaVentures in the September 2009, we did not incur further cost of administrative services thereafter.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D efforts. R&D expenses for the years ended December 31, 2011, 2010 and 2009 are summarized in the table below.

	Year ended December 31, 2011	% Change from 2010	Year ended December 31, 2010	% Change from 2009	Year ended December 31, 2009
Research and development	$501,044	(33.1)%	$748,663	3.6%	$722,523
Percentage of total revenue	26.5%		87.9%		184.7%

R&D expenses decreased by approximately $248,000, or 33%, in 2011 from 2010, and increased by approximately $26,100, or 4%, in 2010 from 2009. The decrease in R&D expenses in 2011 compared to 2010 was due primarily to savings in salary and other compensation expenses resulting from the departure of our former Chief Scientific Officer in February 2011, as well as decreases in external studies of product candidates and general R&D activities. The increase in R&D expenses in 2010 compared to 2009 was primarily due to increases in expenses related to stock-based compensation, general R&D activities and higher spending on external studies of our product candidates.

We expect to continue to invest in R&D and anticipate that R&D expenses, including testing and studies related to the development of our Rx programs and new consumer products, will increase in absolute dollars in the future.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the years ended December 31, 2011, 2010 and 2009 are summarized in the table below.

	Year ended December 31, 2011	% Change from 2010	Year ended December 31, 2010	% Change from 2009	Year ended December 31, 2009
Marketing and business development	$937,508	50.5%	$622,846	22.9%	$506,742
Percentage of total revenue	49.6%		73.1%		129.5%

M&BD expenses increased by approximately $314,000, or 51%, in 2011 from 2010, and by approximately $116,100, or 23%, in 2010 from 2009. The increase in M&BD expenses in 2011 compared to 2010 was principally attributable to higher compensation and benefit expenses, increased commissions associated with higher revenue levels, and increased expenses in advertising and other marketing activities. The increase in M&BD expenses in 2010 compared to 2009 was due primarily to increases in spending on marketing activities, compensation and benefit expenses resulting from additional personnel and stock-based compensation.

We anticipate M&BD expenses to increase in absolute dollars as we expect to incur increased expenses on advertising, market testing and promotions for our current products as well as new skin care products we plan to introduce in the foreseeable future.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the years ended December 31, 2011, 2010 and 2009 are summarized in the table below.

	Year ended December 31, 2011	% Change from 2010	Year ended December 31, 2010	% Change from 2009	Year ended December 31, 2009
General and administrative	$1,417,467	(7.4)%	$1,530,333	3.9%	$1,473,352
Percentage of total revenue	74.9%		179.7%		376.6%

G&A expenses decreased by approximately $113,000, or 7%, in 2011 from 2010, and increased by approximately $57,000, or 4%, in 2010 from 2009. The decrease in G&A expenses in 2011 compared to 2010 was due primarily to decreases in consulting fees, stock-based compensation expense and general corporate expenses. The increase in G&A expenses in 2010 compared to 2009 was due primarily to a higher stock-based compensation expense.

We anticipate G&A expenses to increase in absolute dollars for the foreseeable future as a result of higher consulting fees and patent maintenance fees.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees expenses for the years ended December 31, 2011, 2010 and 2009 are summarized in the table below.

	Year ended December 31, 2011	% Change from 2010	Year ended December 31, 2010	% Change from 2009	Year ended December 31, 2009
Accounting, legal and professional fees	$597,160	12.3%	$531,726	(8.2)%	$579,443
Percentage of total revenue	31.6%		62.4%		148.1%

Accounting, legal and professional fees expenses increased by approximately $65,000, or 12%, in 2011 from 2010, and decreased by approximately $48,000, or 8%, in 2010 from 2009. The fluctuations in accounting, legal and professional fees in 2011 and 2010 compared to the respective prior year were primarily attributable to the legal fees associated with the protection of our intellectual property, which were driven by the timing of our application for various patents.

We anticipate accounting, legal and professional fees expenses for the foreseeable future to increase in absolute dollars as we expect to incur higher legal expenses related to distribution and licensing agreements and intellectual property protection.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2011, 2010 and 2009 are summarized in the table below.

	Year ended December 31, 2011	% Change from 2010	Year ended December 31, 2010	% Change from 2009	Year ended December 31, 2009
Depreciation and amortization	$109,175	(4.0)%	$113,777	(12.9)%	$130,596
Percentage of total revenue	5.8%		13.4%		33.4%

Depreciation and amortization expenses decreased by approximately $5,000, or 4%, in 2011 from 2010 and by $16,800, or 13%, in 2010 from 2009. The decreases in depreciation and amortization expenses in 2011 and 2010 compared to the respective prior year were primarily due to incremental depreciation expenses from assets purchased in 2011 and 2010 being offset by reduced depreciation from other assets becoming fully depreciated.

We do not currently anticipate investing significantly in capital assets for the foreseeable future and therefore expect our depreciation and amortization expenses to decrease slightly year over year.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to the convertible notes payable issued in 2010, 2009 and 2008, accretion of discount on such notes, debt conversion inducement expense, gain from sale of fixed assets, equity in loss of NuGlow and change in fair value of the purchase option of interest in NuGlow.

Other income (expense), net for the years ended December 31, 2011, 2010 and 2009 is summarized in the table below.

	Year ended December 31, 2011	% Change from 2010	Year ended December 31, 2010	% Change from 2009	Year ended December 31, 2009
Interest income	$3,728	21.3%	$3,074	(68.1)%	$9,649
Interest expense on convertible notes payable	—	(100.0)%	(138,979)	43.4%	(96,897)
Interest expense on convertible notes payable, related party	—	(100.0)%	(534,465)	37.5%	(388,625)
Accretion of discount on convertible notes payable	—	(100.0)%	(73,468)	128.9%	(32,094)
Accretion of discount on convertible notes payable, related party	—	(100.0)%	(141,440)	187.7%	(49,160)
Debt conversion inducement expense	—	(100.0)%	(3,806,966)	NM	—
Gain from sale of asset	6,000	NM	—	—	—
Equity in loss of affiliated company	(85,686)	30.6%	(65,601)	—	—
Change in value of purchase option, affiliated company	(8,295)	(359.3)%	3,199	NM	—
Other income (expense), net	$(84,253)	(98.2)%	$(4,754,646)	753.4%	$(557,127)

NM - Percentage not meaningful

Interest Income. Interest income earned in 2011 approximated the interest income earned in 2010, due to a fairly consistent average monthly balance of cash and cash equivalents and prevailing interest rates for both years. Interest income decreased by approximately $6,600, or 68%, in 2010 from 2009, principally due to lower interest rates available for our cash and cash equivalents. In light of the prolonged uncertainty in the financial market, we continued to maintain the majority of our cash and cash equivalent assets in very short-term and liquid investments during the year ended December 31, 2011 and expect to do so for the foreseeable future. As a result, we anticipate that the yield on our cash and cash equivalent balances will remain at a low level for the near future.

Interest Expense on Convertible Notes Payable, Including Related Party. For the year ended December 31, 2011, we incurred no interest expense as we had no outstanding debt during the period. For the years ended December 31, 2010 and 2009, interest expense was derived from the convertible notes payable issued in 2010, 2009 and 2008. As these convertible notes payable and accrued interest were converted to shares of common stock or repaid during the fourth quarter of 2010 (see Note 2 of our Notes to Financial Statements), we did not incur further interest expense thereafter.

Accretion of Discount on Convertible Notes Payable, Including Related Party. For the year ended December 31, 2011, we did not incur any accretion of debt discount as we had no outstanding debt during the period. For the year ended December 31, 2010 and 2009, the accretion of discount on the convertible notes payable represented the increase in carrying value of the convertible notes issued in 2010 and 2009 through the dates of conversion in the fourth quarter of 2010.

Debt Conversion Inducement Expense. For the year ended December 31, 2010, we recorded a non-cash debt conversion inducement expense of approximately $3.81 million, which represented the fair value of the stock issued in the fourth quarter of 2010 in connection with the note conversion in excess of the stock issuable under the original conversion terms.

Gain from Sale of Asset. For the year ended December 31, 2011, we recorded a gain from sale of asset of $6,000 to reflect the sale proceed of a fully depreciated capital asset that we no longer used.

Equity in Loss of Affiliated Company. For the year ended December 31, 2011, we recorded equity in loss of affiliated company of approximately $86,000, which represented our share in NuGlow’s net loss for the period. For the year ended December 31, 2010, we recorded equity in loss of affiliated company of approximately $66,000, which represented our share in NuGlow’s net loss from July 1, 2010 through December 31, 2010.

Change in Value of Option to Purchase Interest in Affiliated Company. For the years ended December 31, 2011 and 2010, we recorded a loss of approximately $8,000 and a gain of approximately $3,200, respectively, to reflect the change in value of our option to purchase the remaining interest in NuGlow (see Note 6 of our Notes to Financial Statements). We did not have any assets or liabilities which we elected to measure by fair value in 2009.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our current principal sources of liquidity are our existing cash and cash equivalents and our letter of credit. As of December 31, 2011, our cash and cash equivalents totaled approximately $1.69 million, a decrease of approximately $2.35 million from the balance of approximately $4.04 million at December 31, 2010. The decrease in cash and cash equivalents from December 31, 2010 was primarily attributable to cash used in operating activities of approximately $2.30 million and cash used in investing activities of $59,000, which included investment in an affiliated company of $42,000 and payment for website development costs and purchases of capital assets of approximately $23,000, partially offset by proceeds from a sale of assets of $6,000.

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(2,296,040)	$(2,796,869)	$(3,071,568)
Net cash provided by (used in) investing activities	(59,324)	(355,305)	927,443
Net cash provided by financing activities	—	5,851,764	2,504,000

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2011, 2010 and 2009 was approximately $2.30 million, $2.80 million and $3.07 million, respectively, derived primarily from the net loss for the periods plus the effect of non-cash expenses. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations and efforts to expand our revenue base. The primary working capital uses of cash in 2011 were increases in accounts receivable, inventory and prepaid expenses and decreases in accounts payable and accrued expenses, partially offset by increases in deferred gross profit and accrued compensation and benefits. The primary working capital uses of cash in 2010 were increases in accounts receivable and inventory, partially offset by increases in accounts payable, accrued expenses and deferred gross profit.

Accounts receivable, including affiliated company, increased by approximately $153,000 in 2011 and $232,000 in 2010, primarily due to a larger amount of royalty receivable recorded at the end of 2011 and 2010 compared to the respective prior year. Inventory increased by approximately $85,000 in 2011 and $76,000 in 2010, primarily driven by our broader product offering and our need to maintain inventory at certain levels to meet customer required lead times. Deferred gross profit increased by approximately $84,000 in 2011 and $50,000 in 2010, reflecting increases in our sales of consumer products to NuGlow that had not yet been resold to third-party customers, net of costs of such products.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2011 was approximately $59,000, which included the additional investment in NuGlow of $42,000 and payment for website development costs and purchases of capital assets of approximately $23,000. Cash used in investing activities for the year ended December 31, 2010 was approximately $355,000, which included the equity investment in NuGlow of $350,000 and capital asset purchases of approximately $5,000. Net cash provided by investing activities for the year ended December 31, 2009 was $927,000, comprising $970,000 of debt financing subscription deposits reclassified from restricted cash, offset by purchases of capital assets and payments for website development costs totaling approximately $43,000.

Cash Flows from Financing Activities

We have financed our operations primarily with proceeds from the private placement of debt and equity securities.

We did not have a financing event for the year ended December 31, 2011. For the year ended December 31, 2010, net cash provided by financing activities was approximately $5.85 million, which included proceeds of $3.20 million from the issuance of convertible notes payable and detachable warrants in the first half of 2010 and net proceeds of approximately $2.16 million from warrant exercises and approximately $595,000 from the sale and issuance of common stock, less debt repayment of $100,000.

For the year ended December 31, 2009, cash provided by financing activities was $2.50 million, which reflected the aggregate proceeds of $3.47 million from the issuance of convertible promissory notes and detachable warrants (see Note 2 of our Notes to Financial Statements) less $970,000 of cash deposits already received as of December 31, 2008.

On March 9, 2012, we entered into an LOC Agreement with Frank T. Nickell, our largest stockholder, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JP Morgan Chase Bank, N.A. (JPMorgan) in our favor in the principal amount of of $2.0 million (LOC). The LOC expires on July 1, 2013 but automatically renews until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time we may draw up to the balance remaining on the LOC. Amounts outstanding under the LOC accrue interest at the rate of 0.75% per annum and are due and payable on or before July 1, 2014. Based on the current status of our operating and product commercialization plans, we estimate that our existing cash and cash equivalents together with the letter of credit will be sufficient to fund our operations, continue with our Rx product development and support the expansion of our consumer program through the next twelve months. We will need substantial additional capital in order to maintain the current level of operations beyond the next twelve months, broaden the commercialization of our technology and advance our pharmaceutical programs. Accordingly, we will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we would be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

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

Rental expense including operating costs for the years ended December 31, 2011, 2010 and 2009 was approximately $102,000, $101,000 and $109,000, respectively. The following table summarizes our minimum rental expenses and estimated commercial commitments as of December 31, 2011 and the effect such obligations are expected to have on liquidity in future periods:

	Payments due by periods
Contractual Obligations	2012	2013 through 2014	2015	Total
Operating lease	$79,256	$165,717	$43,195	$288,168
Purchase order commitments (1)	276,860	—	—	276,860

	$356,116	$165,717	$43,195	$565,028

(1)	Purchase order commitments represent open orders for inventory.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We believe the adoption of this guidance concerns disclosure only and will not have a material impact on its financial position, results of operations or cash flows.

Subsequent Events

NuGlow Operating Agreement

On March 6, 2012, we entered into a Second Amendment to the Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC (NuGlow) pursuant to which we consented to certain monthly payments by NuGlow in consideration for which our option to purchase the remaining interest of NuGlow was extended from July 1, 2015 to July 1, 2017.

Letter of Credit

On March 9, 2012, we entered into an LOC Agreement with Frank T. Nickell, who beneficially owns approximately 40% of our outstanding common stock, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JPMorgan Chase Bank, N.A. (JPMorgan) in our favor in the principal amount of $2.0 million (LOC). The LOC expires on July 1, 2013 but automatically renews until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time we may draw up to the balance remaining on the LOC. Amounts outstanding under the LOC accrue interest at the rate of 0.75% per annum and are due and payable on or before July 1, 2014.

Pursuant to the LOC Agreement, we agreed to use commercially reasonable efforts to consummate an equity financing prior to the termination date of the LOC in which we would sell and issue shares of our common stock at a price per share of at least $0.60 for aggregate proceeds of at least $3.0 million, upon consummation of which all amounts outstanding under the LOC shall be immediately repaid. In addition, we issued to Mr. Nickell a five-year fully vested warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.25 per share and agreed to reimburse Mr. Nickell for his reasonable expenses in connection with the LOC, including, without limitation, any interest accrued and payable by Mr. Nickell in connection with the LOC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Helix BioMedix, Inc.

We have audited the accompanying balance sheets of Helix BioMedix, Inc. as of December 31, 2011 and 2010, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helix BioMedix, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington
March 27, 2012

HELIX BIOMEDIX, INC.
BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,688,945	$4,044,309
Accounts receivable, net	239,773	235,149
Accounts receivable, affiliated company, net	200,935	52,795
Inventory	363,869	278,392
Prepaid expenses and other current assets	64,583	63,471

Total current assets	2,558,105	4,674,116
Property and equipment, net	26,098	44,178
Intangible assets, net	146,297	214,068
Other long term assets	20,884	29,179
Investment in affiliated company	223,255	266,941

Total assets	$2,974,639	$5,228,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,324	$130,489
Accrued compensation and benefits	87,859	30,285
Accrued expenses	55,463	102,123
Deferred gross profit, related party	134,842	50,479
Deferred rent, current	7,155	4,847

Total current liabilities	410,643	318,223

Deferred rent, non-current	28,660	35,815

Total liabilities	439,303	354,038

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,720,255 shares issued and outstanding at December 31, 2011 and 2010	49,721	49,721
Additional paid-in capital	48,542,453	48,392,985
Accumulated deficit	(46,056,838)	(43,568,262)

Total stockholders’ equity	2,535,336	4,874,444

Total liabilities and stockholders’ equity	$2,974,639	$5,228,482

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2011	2010	2009
Revenue:
Licensing fees	$730,635	$479,317	$149,196
Peptide and consumer product sales	679,907	309,379	221,876
Consumer product sales to affiliated company	480,796	62,987	—
Administrative services revenue, related party	—	—	20,196

Total revenue	1,891,338	851,683	391,268

Cost of revenue:
Cost of peptide and consumer product sales	482,033	219,504	176,720
Cost of consumer product sales to affiliated company	251,274	40,990	—
Cost of administrative services revenue, related party	—	—	19,800

Total cost of revenue	733,307	260,494	196,520

Gross profit	1,158,031	591,189	194,748

Operating expenses:
Research and development	501,044	748,663	722,523
Marketing and business development	937,508	622,846	506,742
General and administrative	1,417,467	1,530,333	1,473,352
Accounting, legal and professional fees	597,160	531,726	579,443
Depreciation and amortization	109,175	113,777	130,596

Total operating expenses	3,562,354	3,547,345	3,412,656

Loss from operations	(2,404,323)	(2,956,156)	(3,217,908)

Other income (expense):
Interest income	3,728	3,074	9,649
Interest expense on convertible notes payable	—	(138,979)	(96,897)
Interest expense on convertible note payable, related party	—	(534,465)	(388,625)
Accretion of discount on convertible notes payable	—	(73,468)	(32,094)
Accretion of discount on convertible notes payable, related party	—	(141,440)	(49,160)
Debt conversion inducement expense	—	(3,806,966)	—
Gain from sale of assets	6,000	—	—
Equity in loss of affiliated company	(85,686)	(65,601)	—
Change in value of option to purchase interest in affiliated company	(8,295)	3,199	—

Other income (expense), net	(84,253)	(4,754,646)	(557,127)

Net loss and comprehensive loss	$(2,488,576)	$(7,710,802)	$(3,775,035)

Basic and diluted net loss per share	$(0.05)	$(0.28)	$(0.15)

Weighted average shares outstanding	49,720,255	27,124,159	25,653,512

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income	Stockholders’ equity (deficit)

Balance at December 31, 2008	25,653,512	$25,654	$30,342,249	$(32,082,425)	$—	$(1,714,522)
Stock-based compensation	—	—	101,970	—	—	101,970
Relative fair value of detachable warrants issued with convertible notes payable	—	—	218,862	—	—	218,862
Net loss for the year	—	—	—	(3,775,035)	—	(3,775,035)

Balance at December 31, 2009	25,653,512	25,654	30,663,081	(35,857,460)	—	(5,168,725)
Stock-based compensation	—	—	188,920	—	—	188,920
Relative fair value of detachable warrants issued with convertible notes payable	—	—	77,300	—	—	77,300
Proceeds from warrant exercises, net	4,852,000	4,852	2,151,415	—	—	2,156,267
Issuance of stock from conversion of notes payable	7,048,102	7,048	4,221,825	—	—	4,228,873
Issuance of stock from conversion of notes payable, related party	11,166,910	11,167	6,688,981	—	—	6,700,148
Proceeds from private placement, net	999,731	1,000	594,497	—	—	595,497
Debt conversion inducement expense	—	—	3,806,966	—	—	3,806,966
Net loss for the year	—	—	—	(7,710,802)	—	(7,710,802)

Balance at December 31, 2010	49,720,255	$49,721	$48,392,985	$(43,568,262)	$—	$4,874,444
Stock-based compensation	—	—	149,468	—	—	149,468
Net loss for the year	—	—	—	(2,488,576)	—	(2,488,576)

Balance at December 31, 2011	49,720,255	$49,721	$48,542,453	$(46,056,838)	$—	$2,535,336

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net loss	$(2,488,576)	$(7,710,802)	$(3,775,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,404	46,007	58,831
Amortization	67,771	67,770	71,765
Stock-based compensation expense	149,468	188,920	101,970
Interest expense on convertible notes payable	—	123,965	96,897
Interest expense on convertible notes payable, related party	—	534,465	388,625
Accretion of discount on convertible notes payable	—	73,468	32,094
Accretion of discount on convertible notes payable, related party	—	141,440	49,160
Debt conversion inducement expense	—	3,806,966	—
(Gain) from sale of assets	(6,000)	—	—
Equity in loss of affiliated company	85,686	65,601	—
Change in valuation of option to purchase interest in affiliated company	8,295	(3,199)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,624)	(232,259)	(5,218)
Accounts receivable from affiliated company, net	(148,140)	—	—
Inventory	(85,477)	(75,577)	(91,404)
Prepaid expenses and other current assets	(1,112)	(29,010)	70,245
Accounts payable	(5,165)	64,034	(5,369)
Accrued compensation and benefits	57,574	588	(72,037)
Other accrued liabilities	(51,507)	90,275	7,908
Deferred gross profit, affiliated company	84,363	50,479	—

Net cash used in operating activities	(2,296,040)	(2,796,869)	(3,071,568)

Cash Flows from Investing Activities
Restricted cash from convertible debt subscriptions	—	—	970,000
Purchase of property and equipment	(2,669)	(5,305)	(17,037)
Proceeds from sale of assets	6,000	—	—
Website development	(20,655)	—	(25,520)
Investment in affiliated company	(42,000)	(350,000)	—

Net cash provided by (used in) investing activities	(59,324)	(355,305)	927,443

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	—	550,000	404,000
Proceeds from issuance of convertible notes payable, related party	—	2,650,000	2,100,000
Proceeds from warrant exercises, including related party, net	—	2,156,267	—
Proceeds from issuance of common stock, net	—	595,497	—
Repayment of convertible note payable	—	(100,000)	—

Net cash provided by financing activities	—	5,851,764	2,504,000

Net increase in cash and cash equivalents	(2,355,364)	2,699,590	359,875
Cash and cash equivalents at beginning of period	4,044,309	1,344,719	984,844

Cash and cash equivalents at end of period	$1,688,945	$4,044,309	$1,344,719

Supplemental cash flow information:
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$—	$15,014	$—

Non-cash investing and financing activities
Relative fair value of detachable warrants issued with convertible notes payable	$—	$—	$218,862

Issuance of stock from notes payable conversion	$—	$4,228,873	$—

Issuance of stock from notes payable conversion, related party	$—	$6,700,148	$—

See accompanying notes to financial statements.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.    Description of the Business and Summary of Significant Accounting Policies

The Business

Helix BioMedix, Inc. (the Company), a Delaware corporation, is a biopharmaceutical company with an extensive proprietary library of structurally diverse bioactive peptides and patents covering hundreds of thousands of peptide sequences. The Company’s mission is to enrich clinical practice and the patient/consumer experience by developing and commercializing topically applied products which offer the benefits of its advanced bioactive small molecule and peptide technologies. The Company’s vision is to be recognized as the world leader in the identification, qualification and commercialization of natural and synthetic peptides.

The Company’s business strategy is to develop its peptide and small molecule portfolio to derive revenue from a broad base of opportunities including licensing to third parties rights to use select proprietary peptides in specific fields of application and commercializing our own branded products. Over the longer term, the Company intends to pursue applications for products using its technology in medical devices and pharmaceutical preparations. The Company has developed numerous peptides with unique sequences for use in the following two areas of application:

•
Consumer skin care products — the Company has developed a range of peptides and small molecule technologies capable of improving different aspects of the skin’s appearance, texture, tone and barrier function and are marketing these peptides as innovative ingredients for cosmetic use; and

•
Prescription (Rx) products — certain of the Company’s peptides have demonstrated promising results in the areas of infection control, wound healing and immune modulation and are being developed for Rx applications.

The Company’s Rx focus is on prescription-only topical preparations that would be subject to a shorter regulatory approval process under Section 510(k) of the Food, Drug and Cosmetic Act (510(k) devices). The Company continues to explore possible sources of funding to support further in-house development work on its pharmaceutical programs, which management believes will enhance potential partnership opportunities with pharmaceutical companies.

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

On March 9, 2012, the Company entered into an LOC Agreement (LOC Agreement) with Frank T. Nickell, who beneficially owns approximately 40% of the Company’s outstanding Common Stock, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JPMorgan Chase Bank, N.A. (JPMorgan) in favor of the Company in the principal amount of $2.0 million (LOC). The LOC expires on July 1, 2013 but automatically renews until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time the Company may draw up to the balance remaining on the LOC. Amounts outstanding under the LOC accrue interest at the rate of 0.75% per annum and are due and payable on or before July 1, 2014.

Based on the current status of the Company’s operating and product commercialization plans, management estimates that the Company’s existing cash and cash equivalents together with the letter of credit will be sufficient to fund its operations, continue with work towards its Rx product development and support the expansion of its consumer program through the next twelve months. The Company will need substantial additional capital in order to maintain the current level of operations beyond the next twelve months, broaden the commercialization of its technology and advance its pharmaceutical programs. Accordingly, the Company will need to raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, we would be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

The amount of capital the Company will need in the future will depend on many factors, including capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for the Company’s products and technology, and general economic conditions.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

Basis of Presentation and Preparation

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the periods indicated. Significant items subject to such estimates and assumptions include, but are not limited to, the carrying amount of investments, property, plant and equipment, intangibles; valuation allowances for receivables, inventories, deferred income tax assets; and valuation of share-based compensation and option to purchase the remaining interest in an affiliated company. Actual results could differ from those estimates.

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

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

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

Deferred Gross Profit, Affiliated Company

Deferred gross profit, affiliated company, relates to sales of products to an affiliated company which have not yet been resold to third parties, net of costs of such products.

Revenue Recognition

The Company derives its revenue from technology licenses, sales of peptides and consumer products, and, until September 2009, administrative services provided to a related party. Revenue from technology licenses may include up-front payments and royalties from third-party product manufacturing and sales.

·
Licensing Fees. The Company recognizes up-front payments when persuasive evidence of an agreement exists, delivery has occurred or services have been performed, the price is fixed and determinable and collection is reasonably assured. The Company recognizes royalty revenue in the period the royalty is earned based on actual reports or estimates received from licensees.

·
Peptide and Consumer Product Sales. The Company recognizes revenue from sales of its peptides and skin care products when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

·
Consumer Product Sales to Affiliated Company.  The Company sells certain skin care products under private labels to an affiliated company and recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collection is reasonably assured and the products have been resold to third parties or otherwise used.

·
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

In September 2009, the Company terminated the Management Services Agreement with DermaVentures. As a result, the Company had no further management or administrative responsibilities related to DermaVentures from which the Company’s administrative services revenue was derived (see Note 14).

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2011, 2010 and 2009 were approximately $154,000, $44,000 and $33,000, respectively.

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

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

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

	Year ended December 31,
Year	2011	2010	2009
2012	3,604,521	3,647,638	3,325,726
2013	1,971,034	4,667,445	4,197,816

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, approximate fair values due to the short-term nature of these instruments.

Valuation of Option to Purchase Remaining Interest in Affiliated Company

In connection with the Company’s investment in an affiliated company, the Company has the right to purchase the remaining interest in the investee between July 1, 2012 and July 1, 2017 (see Note 6). The Company elected to account for this option at fair value on the balance sheet with changes in value recognized in the statement of operations.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its financial position, results of operations or cash flows.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 2.    Financing Events

2008 Debt Financing – Convertible Note Payable, Related Party, Issued on February 14, 2008 and Amended on June 27, 2008

On February 14, 2008, the Company issued to RBFSC Inc. (RBFSC), a related party, a convertible promissory note (the 2008 Note) in the principal amount of $3.0 million with an interest rate of 8% per annum, which was subsequently amended on June 27, 2008 (the 2008 Amended Note). In connection with the issuance of the 2008 Amended Note, the Company issued a five-year warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share (2008 Warrant). The 2008 Amended Note, which was due and payable on July 1, 2011, included a call option which gave the holder the right to demand repayment in the case of default and a put option which allowed the Company to prepay the unpaid balance of the 2008 Amended Note and related accrued interest at any time and without penalty.

2009 Debt Financing – Convertible Notes Payable Issued on February 10 and March 5, 2009

In 2009, the Company issued to accredited investors convertible promissory notes in an aggregate principal amount of $3.47 million (the 2009 Notes) and five-year warrants to purchase an aggregate of 868,500 shares of the Company’s common stock at an exercise price of $1.00 per share (the 2009 Warrants). The 2009 Notes bore interest at the rate of 8% per annum and were due and payable on July 1, 2011. The 2009 Notes also included a call option giving the holders the right to demand repayment in the case of default and a put option allowing the Company to prepay the unpaid balance of the 2009 Notes and accrued interest at any time and without penalty.

The Company determined the relative fair value of the 2009 Warrants to be $218,862 and recorded this amount as a discount to the 2009 Notes, to be amortized over the life of the 2009 Notes.

Holders of the 2009 Notes included three related parties: 1) two members of the Company’s Board of Directors who each purchased a convertible note in the principal amount of $100,000 and received a warrant to purchase 25,000 shares of the Company’s common stock and 2) Cardinal Court LLC which purchased a convertible note in the principal amount of $2.0 million and received a warrant to purchase 500,000 shares of the Company’s common stock. The Vice President and Treasurer of Cardinal Court LLC is Frank T. Nickell, who is also the President and a director of RBFSC and owns an interest that allows him to exercise significant influence.

2010 Debt Financing – Convertible Notes Payable Issued on March 5 and May 10, 2010

Over the first half of 2010, the Company issued to accredited investors convertible promissory notes in an aggregate principal amount of $3.2 million (2010 Notes) and five-year warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $0.80 per share (2010 Warrants). The 2010 Notes bore interest at the rate of 8% per annum and were due and payable on July 1, 2013. The 2010 Notes also included a call option giving the holders the right to demand repayment in the case of default (which included a default under the 2008 Amended Note or the 2009 Notes), and a put option allowing the Company to prepay the unpaid balance of the 2010 Notes and accrued interest at any time and without penalty.

The Company determined the relative fair value of the 2010 Warrants to be an aggregate of approximately $77,000 and recorded this amount as a discount to the 2010 Notes, to be amortized over the life of these notes.

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

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

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

Note 3.    Inventory

Inventory consisted of the following:

	December 31,
	2011	2010
Work in process	$156,425	$66,365
Finished goods	207,444	212,027
	$363,869	$278,392

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 4.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
Machinery and equipment	$520,950	$569,809
Website development costs	63,175	42,520
Furniture and fixtures	50,441	55,614
Leasehold improvements	43,993	43,993
	678,559	711,936
Less accumulated depreciation	(652,461)	(667,758)
Property and equipment, net	$26,098	$44,178

Aggregate depreciation expense for property and equipment was $41,404, $46,007 and $58,831 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 5.    Identifiable Intangible Assets

Identifiable intangible assets, subject to amortization, were as follows:

		December 31, 2011			December 31, 2010
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Antimicrobial technology	17	$222,187	$(222,187)	$—	$222,187	$(222,187)	$—
Licensing agreements	17	61,391	(35,950)	25,441	61,391	(32,355)	29,036
Patents pending and approved	13	834,301	(713,445)	120,856	834,301	(649,269)	185,032
Total		$1,117,879	$(971,582)	$146,297	$1,117,879	$(903,811)	$214,068

Amortization expense related to identifiable intangible assets was $67,771, $67,770 and $71,765 for the years ended December 31, 2011, 2010 and 2009, respectively. Scheduled amortization charges from identifiable intangible assets as of December 31, 2011 were as follows:

Year	Licensing agreements	Patents pending and approved	Total
2012	$3,595	$64,175	$67,770
2013	3,595	37,814	41,409
2014	3,595	5,054	8,649
2015	3,595	5,054	8,649
2016	3,595	5,054	8,649
Thereafter	7,466	3,705	11,171

Note 6.  Investment in Affiliated Company

Membership Interest Agreement

On July 1, 2010, the Company entered into a Membership Interest Agreement (NuGlow Membership Agreement) in NuGlow Cosmaceuticals, LLC (NuGlow), a direct-response company selling specialty skin care products, in exchange for a capital contribution of $350,000 (Initial Contribution). In connection with NuGlow’s capital raise of $140,000 in September 2011 (2011 Contribution), the Company contributed an additional $42,000 to maintain its 30% interest in NuGlow.

Amended and Restated Operating Agreement

On July 1, 2010, the Company also entered into an Amended and Restated Operating Agreement of NuGlow (NuGlow Operating Agreement), which was amended on September 1, 2011 to stipulate the following terms:

(i)	Camden shall manage NuGlow;

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

(ii)
any profit distribution by NuGlow is to be paid in the following order: (a) 30% to the Company and 70% to NuGlow’s other member until the 2011 Contribution is fully repaid; (b) 70% to the Company and 30% to NuGlow’s other member until the Company’s Initial Contribution is fully repaid; and (c) ratably among members in accordance with each member’s percentage interest;

(iii)
upon a dissolution or liquidation, all of NuGlow’s liquidation proceeds is to be paid in the following order: (a) 30% to the Company and 70% to NuGlow’s other member until the 2011 Contribution is fully repaid; (b) 100% to the Company until the Company’s Initial Contribution is fully repaid; and (c) ratably among members in accordance with each member’s percentage interest;

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

The Company’s cumulative investment in NuGlow is accounted for as an equity investment and is adjusted at each reporting period to reflect the Company’s share of NuGlow’s net earnings, losses, contributions and any profit distributions. The Company has also elected to account for the Purchase Option at fair value on the balance sheet with changes in value recognized in the statement of operations over the life of the option. Additionally, at each reporting period, the Company assesses its investment in NuGlow to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors the Company considers in its determination are NuGlow’s financial condition and operating performance. If the decline in value is deemed to be other than temporary, the Company would recognize an impairment loss.

For the years ended December 31, 2011 and 2010, the Company recorded a loss of $85,686 and $65,601, respectively, to “Equity in loss of affiliated company” which reflected its share of NuGlow’s net loss during those periods. The carrying value of the Company’s investment in NuGlow was $223,255 and $266,941 at December 31, 2011 and 2010, respectively.

NuGlow’s condensed balance sheet at December 31, 2011 and 2010 and statements of operations for the years ended December 31, 2011 and 2010 are summarized below:

	December 31,
NuGlow’s Condensed Balance Sheets	2011 (Unaudited)	2010 (Unaudited)
Assets
Cash	$200	$75,147
Accounts receivable, net	18,276	2,574
Inventory	275,838	140,443
Prepaid expenses and other current assets	9,513	11,455
Total assets	$303,827	$229,619

Liabilities and members’ equity
Accounts payable and current liabilities	$280,867	$61,041
Members’ equity	514,661	374,661
Accumulated deficit	(491,701)	(206,083)
Total liabilities and members’ equity	$303,827	$229,619

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
NuGlow’s Condensed Statements of Operations	2011 (Unaudited)	2010 (Unaudited)
Revenue	$1,065,639	$103,797
Cost of goods sold	(444,663)	(88,336)
Operating expenses	(906,594)	(221,544)
Net loss	$(285,618)	$(206,083)

Supply Agreement

The Company and NuGlow entered into a Supply Agreement dated as of July 1, 2010 and amended as of September 1, 2011, pursuant to which NuGlow agreed to purchase from the Company for resale certain of the Company’s proprietary skincare products for beauty and cosmetic and over-the-counter uses. The term of the Supply Agreement continues until June 30, 2013 and automatically renews for successive one-year terms thereafter unless earlier terminated as provided therein.

Note 7.    Other Assets

Other assets consisted of the following as of December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company (see Note 6)	12,362	20,657
Other assets	$20,884	$29,179

Note 8.    Deferred Gross Profit, Affiliated Company

Deferred gross profit from affiliated company consisted of the following as of December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Deferred revenue, affiliated company	$254,826	$115,527
Deferred cost of revenue, affiliated company	119,984	65,048
Deferred gross profit, affiliated company	$134,842	$50,479

Note 9.    Fair Value of Financial Instruments

The inputs used to measure fair value are summarized in the three broad levels listed below:

•	Level 1 — Quoted prices in active markets for identical securities;

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities); and

•	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining fair value of investments).

The following tables set forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of December 31, 2011 and 2010. As required by Accounting Standard Codification (ASC) 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,484,101	$1,484,101	$—	$—
Option to purchase interest in affiliated company	12,362	—	—	12,362

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

	December 31, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,680,348	$3,680,348	$—	$—
Option to purchase interest in affiliated company	20,657	—	—	20,657

Option to purchase interest in affiliated company. The Company estimated the fair value of this asset to be $12,362 and $20,657 at December 31, 2011 and 2010, respectively, using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA). A decrease of $8,295 and an increase $3,199 in fair value was recorded in the statement of operations for the years ended December 31, 2011 and 2010, respectively.

Financial Instruments. The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at December 31, 2011 and December 31, 2010 because of the short-term nature of these instruments.

Preferred Stock

The Company’s board of directors (the Board) may authorize the issuance of preferred stock from time to time in one or more series and each series shall have such voting, redemption, liquidation and dividend rights as the Board may deem advisable. As of December 31, 2011, no preferred series shares had been designated by the Board.

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

Common Stock Purchase Warrants

Information concerning outstanding common stock purchase warrants is set forth below:

	December 31,
	2011			2010
	Number	Price range	Weighted Average	Number	Price range	Weighted Average
Warrants issued to employees and non-employees for services	701,169	$0.25 – $1.50	$1.00	1,707,419	$0.25 – $6.00	$1.56
Warrants issued in connection with 2001 convertible debt financing	124,000	$1.00	$1.00	308,000	$1.00	$1.00
Warrants issued in connection with 2002 and 2003 equity financings	258,600	$1.00	$1.00	258,600	$1.00	$1.00
Warrants issued in connection with 2006 equity financing	—	$—	$—	109,800	$1.00	$1.00
Warrants issued in connection with 2009 convertible debt financing	142,500	$1.00	$1.00	142,500	$1.00	$1.00
Total outstanding warrants	1,226,269	$0.25 – $1.50	$1.00	2,526,319	$0.25 – $6.00	$1.38

During the year ended December 31, 2011, warrants to purchase an aggregate of 1,300,050 shares of the Company’s common stock expired and were therefore cancelled.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

On March 9, 2012, in connection with the establishment of a letter of credit (see Note 18), the Company issued to its largest stockholder and guarantor of the letter of credit a five-year fully vested warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Note 10.         Stock-Based Compensation

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

2000 Stock Option Plan

In 2000, the Company’s stockholders approved the Helix BioMedix 2000 Stock Option Plan (the 2000 Plan). The 2000 Plan provided for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. Options granted under the 2000 Plan generally became exercisable over periods ranging from one to three years, had a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date. Effective November 6, 2010, additional option awards under the 2000 Plan were discontinued. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of November 6, 2010 were then cancelled. The 2000 Plan will remain in effect as to any outstanding options granted prior to November 6, 2010.

Stock Option Activities

During the years ended December 31, 2011, 2010 and 2009, the Company granted options to purchase an aggregate of 407,000, 785,000 and 240,500 shares of common stock, respectively, with a weighted-average grant date fair value of $0.24, $0.28 and $0.32, respectively. Fair value for options granted was calculated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2011	2010	2009
Risk-free interest rate	0.90 – 2.17%	1.41 – 2.77%	1.89 – 2.78%
Expected dividend yield	0	0	0
Expected term in years	5.0 – 6.0	5.0 – 6.0	5.5 – 6.0
Expected volatility	112 – 118%	98 – 106%	101 – 105%

The risk free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with a remaining term equal to the expected term of options issued. The Company does not anticipate declaring dividends in the foreseeable future. For the years ended December 31, 2011, 2010 and 2009, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

The amount of stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 related to stock options was approximately $149,500, $188,900 and $102,000, respectively. Stock-based compensation for 2011 included a total of approximately $89,000 of expenses related to the modifications of options held by the Company’s Vice President and Chief Scientific Officer who left in February 2011 and three members of the board of directors who were not re-elected in May 2011.

As of December 31, 2011, the total unrecognized stock-based compensation related to non-vested stock options was approximately $87,000, which is expected to be recognized over a weighted-average period of approximately 2.0 years. A summary of the Company’s stock-based compensation expense for 2011, 2010 and 2009 is summarized as follows:

	Year ended December 31,
	2011	2010	2009
Research and development	$41,778	$9,887	$1,533
Marketing and business development	17,068	33,264	22,011
General and administrative	90,622	145,769	78,426
Total stock-based compensation	$149,468	$188,920	$101,970

A summary of the Company’s stock option activity for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2008	3,305,194	$1.17
Granted	240,500	$0.40
Exercised	—	—
Forfeited	—	—
Expired	(434,444)	$1.61

Outstanding, December 31, 2009	3,111,250	$1.04
Granted	785,000	$0.35
Exercised	—	$—
Forfeited	—	$—
Expired	(27,300)	$0.70

Outstanding, December 31, 2010	3,868,950	$0.91
Granted	407,000	$0.28
Exercised	—	$—
Forfeited	(38,543)	$0.37
Expired	(973,200)	$1.53

Outstanding, December 31, 2011	3,264,207	$0.65	4.28	$10,200

Exercisable, December 31, 2011	2,872,372	$0.70	3.64	$2,000

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.25 per share on December 30, 2011 which would have been the closing price of shares received by the optionees had all of the options with exercise prices less than $0.25 per share been exercised on that date.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

As of December 31, 2011, there were 12,000,000 shares of common stock reserved for issuance pursuant to the 2011 Plan, of which 11,593,000 shares remained available for grants. Additional information regarding options outstanding as of December 31, 2011 under the 2000 Plan and the 2011 Plan is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15 - $0.40	1,273,957	6.42	$0.33	882,122	$0.34
$0.49 - $0.76	815,000	4.43	$0.58	815,000	$0.58
$0.77 - $0.85	245,000	4.36	$0.82	245,000	$0.82
$1.00 - $1.80	930,250	1.20	$1.11	930,250	$1.11
$0.15 - $1.80	3,264,207	4.28	$0.65	2,872,372	$0.70

Note 11.          Employee Savings Plan

The Company offers a 401(k) plan to all of its employees. Company matching contributions are determined in accordance with the provisions of the Company’s contribution plan. During the years ended December 31, 2011, 2010 and 2009, employer-matching cash contributions totaled $30,562, $34,236 and $32,194, respectively.

Note 12.          Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of December 31, 2011, the Company maintained approximately $982,000 at a major financial institution in a money market account insured by the Securities Investor Protection Corporation up to $500,000 per account. The Company has not experienced any losses in such account.

A significant portion of the Company’s revenue is concentrated with a limited number of customers. The following individual customers accounted for 10% or more of revenue for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Customer A	36%	49%	71%
Customer B	—	—	10
Customer C	21	34	—
Customer D	25	—	—
Customer E	10	—	—

Note 13.          Income Taxes

Deferred income taxes reflect the net tax effects of (1) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (2) operating losses and tax credit carryforwards.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

The tax effects of significant components comprising the Company’s deferred taxes as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$11,560,200	$10,879,800
Stock compensation	588,000	561,400
Accrued expenses	15,100	17,900
Fixed and intangible assets	49,300	45,900
Deferred gross profit, related party	45,800	—
Other	1,800	17,200
Gross deferred tax assets	12,260,200	11,522,200
Less valuation allowance	(12,260,200)	(11,522,200)
Net deferred tax assets	—	—
Deferred tax liabilities	—	—
Net deferred tax assets/liabilities	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance at December 31, 2011 and 2010 for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $738,000, $1,360,600 and $1,029,400 during the years ended December 31, 2011, 2010 and 2009, respectively. The increases in the deferred tax assets in 2011, 2010 and 2009 were primarily the result of increasing net operating loss carryforwards during those years.

The Company has unrecognized research and development tax credits totaling approximately $70,300 and $77,600 as of December 31, 2011 and 2010, respectively, as these deferred tax assets did not meet the “more likely than not” recognition threshold. The change in unrecognized tax benefits during 2011 and 2010 was due to unrecognized research and development tax credits expiring unutilized. During 2011, 2010 and 2009, there was no interest or penalty recognized.

At December 31, 2011, the Company had gross unrecognized tax benefits of $1,364,600. The increase in unrecognized tax benefits during 2011 was due to the Company unrecognizing net operating losses  related to the debt conversion inducement expense as this deferred tax asset did not meet the "more likely than not" recognition threshold. The decrease in unrecognized tax benefits during 2011, 2010, and 2009 was due to unrecognized research and development tax credits expiring unutilized. The accrued interest and penalties on unrecognized tax benefits were $0 at December 31, 2011, 2010, and 2009.

The total amount of unrecognized tax benefits that would, if recognized, affect the effective tax rate is $1,364,600, of which $5,300 will decrease within 12 months due to research and development tax credits expiring unused.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$77,600
Addition based on tax positions taken during a prior period	1,294,300
Reductions based on tax positions taken during a prior period	(7,300)

Balance at December 31, 2011	$1,364,600

The Company’s operating losses and tax credit carryforwards as of December 31, 2011 are as follows:

	Amount	Expiration Years
Net operating losses, federal	$37,782,400	2012-2031
Net operating losses, state	147,200	2030-2031
Tax credits, federal	70,300	2012-2021

The Company’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	34.00%	34.00%	34.00%
State tax	0.35%	—	—
Net operating loss carryforward adjustments	—	—	(1.46)%
Change in valuation allowance	(29.66)%	(17.65)%	(27.27)%
Permanent items	(0.56)%	(0.30)%	(0.30)%
True up of debt conversion expense	—	(16.79)%	—
True up of original issued discount related to convertible notes payable	—	—	(3.23)%
Other	(4.13)%	0.74%	(1.74)%
Total	0.00%	0.00%	0.00%

The Company files income tax returns in the U.S. All of the Company’s tax returns for years with unexpired net operating loss carryforwards may be subject to examination in the event that the Company utilizes the net operating losses from those years in its future tax returns.

Note 14.          Other Related Party Transactions

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

The Company’s membership interest in DermaVentures was accounted for using the equity method because the Company was not the primary beneficiary. The Company contributed no capital to DermaVentures. There were no earnings recognized by the Company related to its membership interest in DermaVentures because DermaVentures incurred a net loss and the Company was not required to fund DermaVentures’ losses. The carrying value of the Company’s membership interest in DermaVentures was zero at inception and at September 18, 2009 and December 31, 2008. The Company’s exposure to loss as a result of its involvement with DermaVentures was limited to the cost of the services the Company was required to provide under the Services Agreement.

In September 2009, the Company entered into an amendment to the Operating Agreement, License Agreement and Services Agreement pursuant to which the Company agreed to, among other things, mutually terminate the Services Agreement effective as of September 21, 2009, after which the Company had no further management responsibilities or obligations related to DermaVentures or its business.

For the year ended December 31, 2009, the Company received approximately $20,000 of administrative services revenue from DermaVentures for marketing services associated with DermaVentures’ product line and other out-of-pocket expenses the Company incurred on DermaVentures’ behalf. Administrative services revenue was invoiced to DermaVentures at or near cost and therefore has no material effect on the Company’s net loss.

Note 15.          Commitments and Contingencies

Leases

In July 2009, the Company renewed the operating lease for its office and laboratory space in Bothell, Washington. The renewed lease, which has a term of five years and seven months beginning on December 1, 2009, provides for seven months of free rent at a monthly base rent equal to $6,210 and includes scheduled rent increases over the lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the term of the lease. Rent expense including operating costs for the years ended December 31, 2011, 2010 and 2009 was $102,237, $101,395 and $108,729, respectively. The future minimum payment under the existing lease from January 2012 through June 2015 is approximately $288,000.

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 16.          License Agreements

The Company entered into a License Agreement with the University of British Columbia (UBC) commencing October 1, 2001, whereby UBC granted the Company an exclusive, worldwide license to use and sublicense certain defined “Technology” and any improvements within a specified field of use and including the right to manufacture, distribute and sell products utilizing the Technology. The agreement terminates on October 1, 2021 or upon the expiration of the last patent applied for and obtained pursuant to certain provisions of the agreement, unless terminated earlier as provided in the agreement. According to its terms, the agreement terminates automatically if a bankruptcy proceeding is brought by or against the Company, and terminates at UBC’s option upon certain events, including the Company’s insolvency or cessation of business, a delinquency of more than 60 days in payments due from the Company under the agreement, and the Company’s breach of certain provisions relating to insurance requirements, use by the Company of UBC trademarks, and marketing obligations. In addition, either party may terminate the agreement on notice after the opportunity to cure if the other party defaults under the agreement. The Technology licensed under the agreement consists primarily of three U.S. patents for antimicrobial peptides (as set forth in the table under “Intellectual Property Rights” below) and related methods of use. The license may be sublicensed to the Company’s affiliates. Pursuant to the terms of the agreement, the Company issued to UBC or its assigns 97,500 shares of the Company’s common stock and options to purchase up to 152,500 shares of the Company’s common stock at $1.50 per share. The options were fully vested upon grant and have all expired as of October 1, 2011. Additionally, the Company agreed to pay UBC a royalty of 3.5% of revenue generated from the Technology and any improvements related thereto. The Company is also required to pay UBC minimum annual royalties and to reimburse UBC for all further costs incurred with respect to the licensed patents, including maintenance fees. The Company paid UBC $67,450, $47,870 and $44,574 in 2011, 2010 and 2009, respectively, for minimum royalties and reimbursements for patent-related expenses.

On August 16, 2007, the Company entered into a License Agreement with Goldschmidt GmbH, a wholly owned subsidiary of Evonik GmbH, which has subsequently been amended. Pursuant to the agreement, the Company granted to Evonik an exclusive license under certain of the Company’s patent applications and related rights and technology to, among other things, make and sell formulations for use as ingredients in final products in the cosmetic and non-prescription-drug fields of use. The term of the agreement extends until the expiration of the last-to-expire patent issued under the licensed patent rights, subject to certain termination rights of each party. Either party may terminate the agreement if the other party materially breaches a material provision of the agreement and fails to cure the breach within the specified notice period. In addition, either party may terminate the agreement if, for any consecutive three-year period after 2010, earned running royalties fall short of certain agreed minimum amounts. In consideration for the license, Evonik agreed to make specified upfront payments (subject to certain conditions) and to pay license fees quarterly on its sales of formulations under the agreement.

On September 12, 2007, the Company entered into a First Amended and Restated License Agreement with Grant Industries, Inc., which amended and restated the Non-Exclusive License Agreement between the parties dated December 12, 2006, and which has subsequently been amended. As amended to date, the term of the license agreement will expire on December 31, 2014 subject to certain termination rights of each party. Either party may terminate the agreement if the other party ceases its business or upon certain events relating to bankruptcy, or if the other materially breaches a provision of the agreement and fails to cure the breach within the specified notice period. The Company may terminate the license or remove a peptide from the scope of the license if Grant Industries fails to meet certain minimum royalty obligations. The license permits Grant Industries to formulate certain of the Company proprietary peptides into premix products and to market and sell those premix products for use in final products in the cosmetic and over-the-counter personal care market, subject to payment of royalties on its sales of premix and certain minimum royalty obligations. The license grants exclusive rights with respect to six of the Company’s peptides.

Note 17.    Condensed Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net revenue	$357,628	$693,103	$394,707	$445,900	$69,718	$330,398	$93,680	$357,887
Gross profit	236,801	340,410	266,912	313,908	45,229	205,653	64,643	275,664
Operating expenses	963,446	881,997	858,003	858,908	804,344	930,518	956,674	855,809
Loss from operations	(726,645)	(541,587)	(591,091)	(545,000)	(759,115)	(724,865)	(892,031)	(580,145)
Other expense, net	16,911	(83,288)	(14,526)	(3,350)	(167,934)	(217,622)	(227,158)	(4,141,932)

Net loss	$(709,734)	$(624,875)	$(605,617)	$(548,350)	$(927,049)	$(942,487)	$(1,119,189)	$(4,722,077)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.04)	$(0.15)

Weighted average shares outstanding	49,720,255	49,720,255	49,720,255	49,720,255	25,653,512	25,653,512	25,653,512	31,488,144

HELIX BIOMEDIX, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 18.    Subsequent Events

NuGlow Operating Agreement

On March 6, 2012, the Company entered into a Second Amendment to the Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC (NuGlow), pursuant to which the Company consented to certain monthly payments by NuGlow in consideration for which the Company’s option to purchase the remaining interest of NuGlow was extended from July 1, 2015 to July 1, 2017.

Letter of Credit

On March 9, 2012, the Company entered into an LOC Agreement with Frank T. Nickell, who beneficially owns approximately 40% of the Company’s outstanding common stock, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JPMorgan Chase Bank, N.A. (JPMorgan) in favor of the Company in the principal amount of $2.0 million (LOC). The LOC expires on July 1, 2013 but automatically renews until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time the Company may draw up to the balance remaining on the LOC. Amounts outstanding under the LOC accrue interest at the rate of 0.75% per annum and are due and payable on or before July 1, 2014.

Pursuant to the LOC Agreement, the Company agreed to use commercially reasonable efforts to consummate an equity financing prior to the termination date of the LOC in which it would sell and issue shares of its common stock at a price per share of at least $0.60 for aggregate proceeds of at least $3.0 million, upon consummation of which all amounts outstanding under the LOC shall be immediately repaid.  In addition, the Company issued to Mr. Nickell a five-year fully vested warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share and agreed to reimburse Mr. Nickell for his reasonable expenses in connection with the LOC, including, without limitation, any interest accrued and payable by Mr. Nickell in connection with the LOC.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Acting Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has established and maintained policies and procedures designed to maintain the effectiveness of our internal control over financial reporting, and include those policies and procedures that:

1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, our management has concluded that our internal control over financial reporting is effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated by reference to the section captioned “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2012 Annual Meeting of Stockholders.

The remaining information required by this item is set forth in Part I of this Annual Report under Item 1, “Business — Executive Officers.”

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance as of December 31, 2011:

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,264,207	$0.65	11,593,000
Equity compensation plans not approved by security holders(1)	1,226,269	$1.00	—
Total	4,490,476	$0.75	11,593,000

(1)	Consists of warrants to purchase common stock issued to certain employees and consultants in connection with services rendered and to certain shareholders in connection with financing activities.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors” of the Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Proposal No. 2 — Ratify Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 15.        EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

(a).
Financial Statements and Schedules. The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed thereunder. Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b).	Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03
3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03
3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01
4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04
4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04
10.1†	Helix BioMedix, Inc. Amended and Restated 2000 Stock Option Plan		10-KSB/A	12/31/02	10.5	4/30/03
10.1(a)†	Form of Helix BioMedix, Inc. Stock Option Agreement for Purchase of Stock (2000 Stock Option Plan)		10-KSB/A	12/31/02	Annex A to 10.5	4/30/03
10.1(b)†	Helix BioMedix, Inc. 2011 Stock Option Plan		10-K	12/31/10	10.1(b)	3/24/11
10.1(c)†	Form of Helix BioMedix, Inc. Incentive Stock Option Agreement (2011 Stock Option Plan)		10-K	12/31/10	10.1(c)	3/24/11
10.1(d)†	Form of Helix BioMedix, Inc. Nonqualified Stock Option Agreement (2011 Stock Option Plan)		10-K	12/31/10	10.1(d)	3/24/11
10.2†	Employment Agreement dated September 24, 2003, effective July 1, 2003, between the Company and R. Stephen Beatty		10-KSB	12/31/03	10.9	3/26/04
10.2(a)†	Amendment to Employment Agreement dated December 10, 2003 between the Company and R. Stephen Beatty		10-KSB	12/31/03	10.13	3/26/04
10.2(b)†	Second Amendment to Employment Agreement dated effective as of June 30, 2006 between the Company and R. Stephen Beatty		10-QSB	9/30/06	10.9(a)	11/9/06
10.2(c)†	Third Amendment to Employment Agreement dated effective as of June 15, 2007 between the Company and R. Stephen Beatty		10-QSB	9/30/07	10.9(b)	11/8/07
10.3†	Employment Letter Agreement dated October 8, 2007 between the Company and Robin L. Carmichael		10-QSB	9/30/07	10.28	11/8/07
10.3(a)†	First Amendment to Employment Letter Agreement dated effective as of November 15, 2007 between the Company and Robin L. Carmichael		10-K	12/31/07	10.5(a)	3/21/08
10.3(b)†	Second Amendment to Employment Letter Agreement dated effective as of June 30, 2008 between the Company and Robin L. Carmichael		10-Q	6/30/08	10.5(b)	7/30/08
10.4	Lease between the Company and Teachers Insurance & Annuity Association of America, Inc. dated August 14, 2001		10-KSB	12/31/01	10.11	4/1/02
10.4(a)	First Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated December 6, 2005		10-KSB	12/31/05	10.17(a)	3/27/06
10.4(b)	Second Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated October 4, 2006		10-KSB	12/31/06	10.17(b)	3/26/07

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.4(c)	Third Amendment to Lease entered into on July 29, 2009 between the Company and Teachers Insurance and Annuity Association of America, Inc.		10-Q	9/30/09	10.10(c)	11/5/09
10.5	University of British Columbia License Agreement dated October 1, 2001		10-KSB	12/31/01	10.5	4/1/02
10.6*	License Agreement dated August 16, 2007 between the Company and Goldschmidt GmbH		10-QSB	9/30/07	10.27	11/8/07
10.6(a)	First Amendment to License Agreement dated as of December 10, 2010 between the Company and Goldschmidt GmbH		10-K	12/31/10	10.11(a)	3/24/11
10.6(b)*	Second Amendment to License Agreement dated as of January 27, 2011 between the Company and Goldschmidt GmbH		10-Q	3/31/11	10.11(b)	5/5/11
10.7*	License Agreement dated August 27, 2008 between the Company and Rodan & Fields, LLC		10-Q	9/30/08	10.18	11/5/08
10.7(a)	First Amendment to License Agreement dated February 25, 2009 between the Company and Rodan & Fields, LLC		10-Q	3/31/09	10.18(a)	5/7/09
10.7(b)	Second Amendment to License Agreement dated as of August 25, 2011 between the Company and Rodan & Fields, LLC		10-Q	9/30/11	10.12(b)	11/3/11
10.8*	Manufacturing and Supply Agreement dated as of January 9, 2008 between the Company and Peptisyntha, Inc.		10-Q	3/31/08	10.16	5/15/08
10.9*	International Distribution Agreement dated as of March 3, 2010 between the Company and RubyDerm Bio Inc.		10-Q	3/31/10	10.17	5/6/10
10.9(a)*	International Distribution Agreement dated as of December 16, 2010 between the Company and Dermopia Inc.		10-K	12/31/10	10.17(a)	3/24/11
10.10	Membership Interest Agreement dated as of July 1, 2010 among the Company, Camden Street Partners, LLC, NuGlow Cosmaceuticals, LLC and Steven Sheiner		10-Q	6/30/10	10.18	8/5/10
10.11*	Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC dated as of July 1, 2010 among the Company, Camden Street Partners, LLC and NuGlow Cosmaceuticals, LLC		10-Q	6/30/10	10.19	8/5/10
10.11(a)
First Amendment dated September 1, 2011 to Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC and Supply Agreement among the Company, NuGlow Cosmaceuticals, LLC and Camden Street Partners, LLC
			10-Q	9/30/11	10.19(a)	11/3/11
10.12*	Supply Agreement dated as of July 1, 2010 between the Company and NuGlow Cosmaceuticals, LLC		10-Q	6/30/10	10.20	8/5/10
23.1	Consent of KPMG LLP	X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Indicates a management contract or compensatory plan or arrangement.
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

HELIX BIOMEDIX, INC. (Registrant)

Date: March 27, 2012	By:	/s/ R. Stephen Beatty
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

Signature	Title	Date

/s/ R. STEPHEN BEATTY	President, Chief Executive Officer,	March 27, 2012
R. Stephen Beatty	Acting Chief Financial Officer and Director

/s/ RANDALL L-W. CAUDILL, PH.D.	Director	March 27, 2012
Randall L-W. Caudill, Ph.D.

/s/ JOHN F. CLIFFORD	Director	March 27, 2012
John F. Clifford

/s/ RICHARD M. COHEN	Director	March 27, 2012
Richard M. Cohen

/s/ LAWRENCE BLAKE JONES	Director	March 27, 2012
Lawrence Blake Jones

/s/ JEFFREY A. MILLER, PH.D.	Director	March 27, 2012
Jeffrey A. Miller, Ph.D.

/s/ BARRY L. SEIDMAN	Director	March 27, 2012
Barry L. Seidman

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material covering the registrant’s last fiscal year has been sent to security holders of the registrant. The registrant’s annual report and proxy soliciting material will be furnished to security holders in connection with the registrant’s 2012 annual meeting of stockholders, and such material will be furnished to the Securities and Exchange Commission when it is sent to security holders.