Form 10-Q
period 2012-03-31
HELIX BIOMEDIX INC
filed 2012-05-10
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 49,720,255 shares of the registrant’s common stock were outstanding.

HELIX BIOMEDIX, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

HELIX BIOMEDIX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,163,534	$1,688,945
Accounts receivable, net	424,824	239,773
Accounts receivable, affiliated company, net	235,265	200,935
Inventory	322,891	363,869
Deferred debt issuance costs, current	201,040	—
Prepaid expenses and other assets	80,441	64,583

Total current assets	2,427,995	2,558,105
Property and equipment, net	19,946	26,098
Intangible assets, net	129,354	146,297
Deferred debt issuance costs, non-current	251,713	—
Other long term assets	14,264	20,884
Investment in affiliated company	205,607	223,255

Total assets	$3,048,879	$2,974,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,035	$125,324
Accrued compensation and benefits	48,478	87,859
Accrued expenses	114,106	55,463
Deferred revenue	7,060	—
Deferred gross profit, affiliated company	131,151	134,842
Deferred rent, current	7,748	7,155

Total current liabilities	485,578	410,643
Deferred rent, non-current	26,328	28,660

Total liabilities	511,906	439,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,720,255 shares outstanding at March 31, 2012 and December 31, 2011	49,721	49,721
Additional paid-in capital	49,125,928	48,542,453
Accumulated deficit	(46,638,676)	(46,056,838)

Total stockholders’ equity	2,536,973	2,535,336

Total liabilities and stockholders’ equity	$3,048,879	$2,974,639

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue:
Licensing fees	$315,092	$171,425
Peptide and consumer product sales	252,727	134,932
Consumer product sales to affiliated company	112,603	51,271

Total revenue	680,422	357,628

Cost of revenue:
Cost of peptide and consumer product sales	157,773	91,297
Cost of consumer product sales to affiliated company	51,758	29,530

Total cost of revenue	209,531	120,827

Gross profit	470,891	236,801
Operating expenses:
Research and development	87,085	225,163
Marketing and business development	303,106	204,437
General and administrative	384,576	341,792
Accounting, legal and professional fees	219,222	165,437
Depreciation and amortization	23,095	26,617

Total operating expenses	1,017,084	963,446

Loss from operations	(546,193)	(726,645)

Other income (expense):
Interest income	740	1,204
Amortization of debt issuance costs	(12,117)	—
Equity in earnings (loss) of affiliated company	(17,648)	7,992
Change in value of option to purchase interest in affiliated company	(6,620)	7,715

Other income (expense), net	(35,645)	16,911

Net loss and comprehensive loss	$(581,838)	$(709,734)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	49,720,255	49,720,255

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and for the Three Months Ended March 31, 2012
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2010	49,720,255	$49,721	$48,392,985	$(43,568,262)	$4,874,444
Stock-based compensation	—	—	149,468	—	149,468
Net loss	—	—	—	(2,488,576)	(2,488,576)

Balance at December 31, 2011	49,720,255	49,721	48,542,453	(46,056,838)	2,535,336
Stock-based compensation	—	—	118,605	—	118,605
Fair value of warrants issued in connection with letter of credit	—	—	464,870	—	464,870
Net loss	—	—	—	(581,838)	(581,838)

Balance at March 31, 2012	49,720,255	$49,721	$49,125,928	$(46,638,676)	$2,536,973

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(581,838)	$(709,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,095	26,617
Stock-based compensation expense	118,605	51,128
Amortization of debt issuance costs	12,117	—
Equity in (earnings) loss of affiliated company	17,648	(7,992)
Change in value of option to purchase interest in affiliated company	6,620	(7,715)
Changes in assets and liabilities:
Accounts receivable, net	(185,051)	(40,972)
Accounts receivable from affiliated company, net	(34,330)	(71,808)
Inventory	40,978	(20,314)
Prepaid expenses and other assets	(15,858)	(64,662)
Accounts payable	51,711	48,275
Accrued compensation and benefits	(39,381)	10,603
Other accrued liabilities	56,904	(56,474)
Deferred revenue	7,060	53,270
Deferred gross profit, affiliated company	(3,691)	36,900

Net cash used in operating activities	(525,411)	(752,878)

Cash flows from investing activities
Purchases of property and equipment	—	(20,655)

Net cash used in investing activities	—	(20,655)

Net decrease in cash and cash equivalents	(525,411)	(773,533)
Cash and cash equivalents at beginning of period	1,688,945	4,044,309

Cash and cash equivalents at end of period	$1,163,534	$3,270,776

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited condensed financial statements of Helix BioMedix, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the SEC rules and regulations for quarterly reporting. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In the opinion of management, the accompanying unaudited condensed financial statements include all normal recurring accruals and adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated and to ensure that the financial statements are not misleading. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, impairments of long-lived assets, and valuation of receivable allowances, inventories, deferred income tax assets, stock-based compensation and option to purchase interest in affiliated company. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2012.

Note 2.  Financing Activities

On March 9, 2012, the Company entered into an LOC Agreement (the LOC Agreement) with Frank T. Nickell, who beneficially owned approximately 40% of the Company’s outstanding common stock as of March 26, 2012, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JPMorgan Chase Bank, N.A. (JPMorgan) that allows the Company to borrow from JPMorgan up to $2.0 million. The line of credit (LOC) with JPMorgan will expire on July 1, 2013 but will automatically renew until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time the Company may draw up to the balance remaining on the LOC. Amounts outstanding under the LOC accrue interest at the rate of 0.75% per annum and are due and payable on or before July 1, 2014. Pursuant to the LOC Agreement, the Company agreed to use commercially reasonable efforts to consummate an equity financing prior to the termination date of the LOC in which it would sell and issue shares of its common stock at a price per share of at least $0.60 for aggregate proceeds of at least $3.0 million, upon consummation of which all amounts outstanding under the LOC shall be immediately repaid.

In connection with the LOC Agreement, the Company issued to Mr. Nickell a five-year fully vested warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share and agreed to reimburse Mr. Nickell for his reasonable expenses in connection with the LOC, including, without limitation, any interest accrued and payable by Mr. Nickell in connection with the LOC. As of March 31, 2012, reimbursements to Mr. Nickell had not been significant.

As the warrant was issued to obtain a letter of credit rather than in connection with a debt issuance, the Company measured this warrant at fair value on the inception date and accounted for it as equity in accordance with Accounting Standard Codification (ASC) 505-50-25, Equity-Based Payments to Non-Employees. The issuance of this warrant was equivalent to the payment of a loan commitment or access fee, and, therefore, the offset was recorded as deferred debt issuance costs to be amortized on a straight-line basis over the term of the LOC.

The Company estimated the fair value of this warrant to be $464,870 on March 9, 2012, based on the Black-Scholes option pricing model using an exercise period of 5 years, risk-free rate of 0.90%, volatility of 161%, and a trading price of the underlying shares of $0.25. For the three months ended March 31, 2012, the Company recognized a total of $12,117 of amortization expense related to the establishment of the LOC.

As of March 31, 2012, there were no borrowings outstanding under the LOC.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2012. As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$684,840	$684,840	$—	$—
Option to purchase interest in affiliated company	$5,742	—	—	5,742

Option to Purchase Interest in Affiliated Company. The Company estimated the fair value of the option to purchase an interest in an affiliated company to be $5,742 and $12,362 at March 31, 2012 and December 31, 2011, respectively, using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA). The decrease in fair value of $6,620 was recorded in the statement of operations for the three months ended March 31, 2012.

Financial Instruments.  The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at March 31, 2012 and December 31, 2011 because of the short-term nature of these instruments.

Note 4. Inventory

Inventory consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Work in process	$105,824	$156,425
Finished goods	217,067	207,444

	$322,891	$363,869

Note 5.  Property and Equipment

Property and equipment consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Machinery and equipment	$520,950	$520,950
Website development costs	63,175	63,175
Furniture and fixtures	50,441	50,441
Leasehold improvements	43,993	43,993

	678,559	678,559
Less accumulated depreciation	(658,613)	(652,461)

Property and equipment, net	$19,946	$26,098

Aggregate depreciation expense for property and equipment during the three months ended March 31, 2012 and 2011 was $6,152 and $9,674, respectively.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6.  Intangible Assets

Identifiable intangible assets consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301

Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(988,525)	(971,582)

Intangible assets, net	$129,354	$146,297

Amortization expense for intangible assets was $16,943 for each of the three months ended March 31, 2012 and 2011.

Note 7.  Investment in Affiliated Company

In July 2010, the Company obtained a 30% membership interest in NuGlow Cosmaceuticals, LLC (NuGlow), a direct-response company selling specialty skin care products, in exchange for a capital contribution of $350,000. In connection with NuGlow’s capital raise in September 2011, the Company contributed an additional $42,000 to maintain its 30% interest in NuGlow. In March 2012, the Company entered into a Second Amendment to the Amended and Restated Operating Agreement with NuGlow, pursuant to which the Company consented to certain monthly payments by NuGlow in consideration for which the Company’s option to purchase the remaining interest of NuGlow (the Purchase Option) was extended from July 1, 2015 to July 1, 2017.

The Company’s cumulative investment in NuGlow is accounted for as an equity investment and is adjusted at each reporting period to reflect the Company’s share of NuGlow’s net earnings, losses, contributions and any profit distributions. The Company has elected to account for the Purchase Option at fair value on the balance sheet with changes in value recognized in the statement of operations over the life the of the Purchase Option. Additionally, at each reporting period, the Company assesses its investment in NuGlow to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors the Company considers in its determination are NuGlow’s financial condition and operating performance. If the decline in value is deemed to be other than temporary, the Company would recognize an impairment loss.

At December 31, 2011, the carrying value of the Company’s investment in NuGlow was $223,255. For the three months ended March 31, 2012, the Company recorded a loss $17,648 to “Equity in loss of affiliated company” which reflected its share of NuGlow’s net loss during the first quarter of 2012, thereby decreasing the value of the Company’s investment in NuGlow to $205,607 as of March 31, 2012.

NuGlow’s condensed balance sheets at March 31, 2012 and December 31, 2011 and statements of operations for the three months ended March 31, 2012 and 2011 are as follows:

	March 31, 2012 (Unaudited)	December 31, 2011 (Unaudited)
NuGlow Condensed Balance Sheets
Assets
Cash	$19,242	$200
Accounts receivable, net	6,373	18,276
Inventory	229,147	275,838
Prepaid expenses and other current assets	59,471	9,513

Total assets	$314,233	$303,827

Liabilities and members’ equity
Accounts payable and current liabilities	$350,098	$280,867
Members’ equity	514,661	514,661
Accumulated deficit	(550,526)	(491,701)

Total liabilities and members’ equity	$314,233	$303,827

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended (Unaudited)
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)
NuGlow Condensed Statements of Operations
Revenue	$233,371	$180,720
Cost of goods sold	(98,227)	(87,590)
Operating expenses	(193,969)	(66,489)

Net income	$(58,825)	$26,641

Note 8.  Other Assets

Other assets consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company (see Note 7)	5,742	12,362

Other assets	$14,264	$20,884

Note 9. Deferred Gross Profit, Affiliated Company

Deferred gross profit from an affiliated company consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deferred revenue, affiliated company	$252,710	$254,826
Deferred cost of revenue, affiliated company	121,559	119,984

Deferred gross profit, affiliated company	$131,151	$134,842

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

Stock Option Activities

During the three months ended March 31, 2012 and 2011, the Company granted options under the 2011 Plan to purchase an aggregate of 1,200,000 and 135,000 shares of common stock, respectively, with a weighted-average fair value of $0.23 and $0.25 per share, respectively. Fair values for options granted were calculated using the Black-Scholes option pricing model with the following assumptions:

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,
	2012	2011
Risk-free interest rate	0.87% - 1.14%	2.17%
Expected dividend yield	0	0
Expected term in years	5.0-6.0 years	5.5 years
Expected volatility	147% - 157%	118%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with a remaining term equal to the expected term of options issued. The Company does not anticipate declaring dividends in the foreseeable future. For the three months ended March 31, 2012 and 2011, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

The amount of stock-based compensation expense recognized in the three months ended March 31, 2012 and 2011 related to stock options was $118,605 and $51,128, respectively. Stock-based compensation for the three months ended March 31, 2011 included an expense of approximately $36,000 related to the modifications of the terms of certain options held by the Company’s former Vice President and Chief Scientific Officer, who left in February 2011. As of March 31, 2012, total unrecognized stock-based compensation related to non-vested stock options was $246,848, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

A summary of the Company’s stock compensation expense for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
Research and development	$4,124	$38,102
Marketing and business development	51,626	4,389
General and administrative	62,855	8,637

Total stock-based compensation	$118,605	$51,128

A summary of the Company’s stock option activity under both option plans for the three months ended March 31, 2012 is presented in the following table:

	Shares Subject to Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,264,207	$0.65
Granted	1,200,000	$0.25
Exercised	—	—
Forfeited	—	—
Expired	(395,000)	$0.87

Outstanding, March 31, 2012	4,069,207	$0.51	6.16	$10,200

Exercisable, March 31, 2012	2,924,706	$0.60	4.83	$2,000

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.25 on March 31, 2012, which would have been the closing price of shares of common stock received by the optionees had all of the options with exercise prices less than $0.25 been exercised on that date.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2012, there were 12,000,000 shares of common stock reserved for issuance pursuant to the 2011 Plan, of which 10,393,000 shares remained available for future grants. Additional information regarding options outstanding as of March 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15 – $0.37	2,223,957	8.49	$0.28	1,079,456	$0.29
$0.40 – $0.57	795,000	4.55	$0.49	795,000	$0.49
$0.70 – $1.00	869,000	2.43	$0.90	869,000	$0.90
$1.20 – $1.80	181,250	2.54	$1.56	181,250	$1.56

$0.15 – $1.80	4,069,207	6.16	$0.51	2,924,706	$0.60

Note 11.  Net Loss per Share

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

	Three months ended March 31,
	2012	2011
Weighted average outstanding options	3,705,526	3,903,644
Weighted average outstanding warrants	1,606,313	2,493,831

Note 12.  Concentration of Risks

The Company maintains its cash balances in one financial institution, which at times may exceed federally insured limits. As of March 31, 2012, the Company maintained approximately $685,000 at major financial institutions in money market accounts insured by the Federal Deposit Insurance Corporation up to $250,000 per account or the Securities Investor Protection Corporation up to $500,000 per account. To date the Company has not experienced any losses in its money market account.

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Customer A	18%	37%
Customer B	49%	39%
Customer C	17%	14%

Note 13.  Liquidity and Capital Resources

For the three months ended March 31, 2012, the Company incurred a net loss of $581,838. At March 31, 2012, the Company had $1,163,534 in cash and cash equivalents. For the three months ended March 31, 2012, cash used in operations was $525,411.

Based on the current status of the Company’s operating and product commercialization development plans, the Company estimates that its existing cash and cash equivalents, together with the LOC with JPMorgan, will be sufficient to fund its operations, continue with work towards its prescription (Rx) product development and support the continued expansion of its consumer program through the remainder of 2012. The Company will need substantial additional capital in order to maintain the current level of operations, continue commercialization of its technology and advance its pharmaceutical programs beyond 2012. Accordingly, the Company will need to draw down on the LOC and/or raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, the Company may not be able to satisfy its existing obligations or may be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The amount of capital the Company will need in the future will depend on many factors, including the amount of revenue generated by the Company, capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for the Company’s products and technology, and general economic conditions.

Note 14.  Subsequent Events

Additional Investment in NuGlow

In connection with NuGlow’s additional capital raise in April 2012, on April 9, 2012, the Company contributed an additional $27,000 to maintain its 30% interest in NuGlow. The Company concurrently entered into a Third Amendment to the Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC to amend the allocation and distribution of this additional capital contribution prior to other allocations or distributions thereunder.

Operating Lease Amendment

Effective April 23, 2012, the Company entered into a Fourth Amendment to Lease with Teachers Insurance & Annuity Association of America, Inc. (Landlord) pursuant to which the Company agreed to move its office and laboratory to a new location also in Bothell, Washington on or before the later of July 1, 2012 and the date on which the Landlord completes certain tenant improvements (the Commencement Date). The new premises, consisting of approximately 6,300 square feet of office and lab space, will be leased for an additional 72 months starting from the Commencement Date. Under the terms of the amended lease, annual lease payments are expected to be approximately $79,000 for the first year, $81,000 for the second year, $84,000 for the third year, $86,000 for the fourth year, $89,000 for the fifth year and $92,000 for the sixth year, plus building operating costs. The amended lease provides the Company a moving allowance not exceeding $7,500 and a conditional abatement of one month base rent based upon the Company’s performance of the terms, covenants and conditions of the amended lease. The Company believes that any moving expenses it may incur beyond the Landlord’s allowance will not be significant.

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

Words such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “future,” “target,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. You should carefully consider these factors in evaluating our forward-looking statements.

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

This information should be read in conjunction with the unaudited condensed financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and judgments under different assumptions and conditions. We have discussed the critical accounting policies and estimates that we used in the preparation of our financial statements in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 27, 2012. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments, other than the fact that we have used similar concepts, judgments and estimates underlying our policy related to stock options issued to employees with respect to warrants issued in connection with our line of credit agreement.

Results of Operations

For the three months ended March 31, 2012, we generated revenue of approximately $680,000, representing an increase of 90% from the same period in the previous year. The favorable revenue variance was attributable to growth in royalties as well as sales of peptides and consumer products.

Our net loss for the first quarter of 2012 was approximately $582,000, or $0.01 per share, compared to a net loss of approximately $710,000, or $0.01 per share, for the same period in 2011. The decrease in net loss was principally due to an increase in gross profit, partially offset by increases in operating expenditures and non-cash expenses related to financing activities and investment in an affiliated company.

As of March 31, 2012, our accumulated deficit was approximately $46,639,000. We may continue to incur substantial operating losses over the next several years based on the estimated costs associated with our current level of operations, continued commercialization of our technology, and initiation of our pharmaceutical programs being greater than our anticipated revenue.

Revenue

Revenue in the three months ended March 31, 2012 and 2011 consisted primarily of license fees, peptide sales and consumer product sales as summarized in the table below.

	Three months ended March 31,		Change
	2012	2011
License fees	$315,092	$171,425	83.8%
Peptide and consumer product sales	252,727	134,932	87.3%
Consumer product sales to affiliated company	112,603	51,271	119.6%

Total revenue	$680,422	$357,628	90.3%

Revenue for the three months ended March 31, 2012 compared to the same period last year increased by approximately $323,000, or 90.3%. License fees, which are derived from royalty arrangements, increased by approximately $144,000, or 83.8%, for the first three months of 2012 compared to the same period in 2011, primarily attributable to increased volume of product sales by our licensees.

Peptide and consumer product sales increased by approximately $117,000, or 87.3%, for the three months ended March 31, 2012 compared to the same period in the previous year. The increase included growth of 45.9% in peptide sales, which reflected a higher usage volume of our peptides by our ingredient distributors, and 258.3% in sales of consumer products, which represented a mixture of increased sales to distributors and end user customers. Consumer product sales to an affiliated company, which consist of products sold under private labels to NuGlow Cosmaceuticals, LLC (NuGlow), a direct- response company in which we have maintained an equity investment since July 2010, grew by approximately $61,000, or 119.6%, for the first quarter of 2012 compared to the same period in 2011. The growth in our revenue from NuGlow reflected an increase in NuGlow’s sales to end user customers as well as a higher level of our products used by NuGlow for promotional purposes.

Cost of Revenue and Gross Margin

Cost of revenue consists of peptides and material costs associated with consumer products. Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Revenue mix affects our gross margin because our margins from license fees are higher than our margins from peptide and consumer products sales.

Cost of revenue and gross margin for the three months ended March 31, 2012 and 2011 are summarized in the table below.

	Three months ended March 31,
	2012	2011	Change
Cost of peptide and consumer product sales	$157,773	$91,297	72.8%
Percentage of total revenue	23.2%	25.5%
Cost of consumer product sales to affiliated company	$51,758	$29,530	75.3%
Percentage of total revenue	7.6%	8.3%

Total cost of revenue	$209,531	$120,827	73.4%

Gross profit	$470,891	$236,801	98.9%
Gross margin	69.2%	66.2%

Cost of peptide and consumer product sales for the three months ended March 31, 2012 increased by approximately $66,000, or 72.8%, compared to the same period in 2011. Cost of consumer product sales to NuGlow for the three months ended March 31, 2012 increased by approximately $22,000, or 75.3%, compared to the same period in 2011. The increases in cost of revenue for the first quarter of 2012 compared to the same period in 2011 in general was not linear with the growth rate of revenue, due principally to the product mix and customer mix during the periods presented. Peptide and consumer product sales, including those to an affiliated company, in the first three months of 2012 resulted in a blended margin of 42.6% compared to 35.1% for the same period in 2011. The increase in gross margin related to peptide and all consumer product sales was influenced by both sales volumes and product mix. Sales of our consumer products typically generate a higher gross margin compared to sales of peptides. As such, as sales of consumer products grow at a faster rate compared to peptide sales, the blended gross margin for peptide and consumer product sales will improve.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three months ended March 31, 2012 and 2011 are summarized in the table below.

	Three months ended March 31,
	2012	2011	Change
Research and development	$87,085	$225,163	(61.3)%
Percentage of total revenue	12.8%	63.0%

R&D expenses for the three months ended March 31, 2012 decreased by approximately $138,000, or 61.3%, compared to the same period in 2011. This decrease was primarily attributable to decreases in salary and benefit expenses, product efficacy study spending, consulting fees and stock-based compensation expense. For the remainder of 2012, we anticipate R&D expenses to increase compared to the level experienced in the first quarter of 2012 as we expect to incur additional spending on external testing and studies related to the product development of our new consumer products and Rx programs.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three months ended March 31, 2012 and 2011 are summarized in the table below.

	Three months ended March 31,		Change
	2012	2011
Marketing and business development	$303,106	$204,437	48.3%
Percentage of total revenue	44.5%	57.2%

M&BD expenses for the three months ended March 31, 2012 increased by approximately $99,000, or 48.3%, compared to the same period in 2011. The increase was primarily attributable to increases in advertising and stock-based compensation expenses. For the remainder of 2012, we anticipate M&BD expenses to be consistent with the level experienced in the first quarter of 2012 in absolute dollars. We expect that stock-based compensation expense will be reduced but that we will incur higher expenses on advertising, market testing and promotions for our current products as well as for new skin care products we plan to introduce in 2012.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three months ended March 31, 2012 and 2011 are summarized in the table below.

	Three months ended March 31,
	2012	2011	Change
General and administrative	$384,576	$341,792	12.5%
Percentage of total revenue	56.5%	95.6%

G&A expenses for the three months ended March 31, 2012 increased by approximately $43,000, or 12.5%, compared to the same period in 2011. The increase was primarily due to an increase in stock-based compensation expense. For the remainder of 2012, we anticipate G&A expenses to increase from the level experienced in the first quarter as we expect to incur higher consulting fees and general corporate expenses.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three months ended March 31, 2012 and 2011 are summarized in the table below.

	Three months ended March 31,		Change
	2012	2011
Accounting, legal and professional fees	$219,222	$165,437	32.5%
Percentage of total revenue	32.2%	46.3%

Accounting, legal and professional fees for the three months ended March 31, 2012 increased by approximately $54,000, or 32.5%, compared to the same period in 2011. The increase was due primarily to higher legal fees associated with the protection of our intellectual property, partially offset by a decrease in legal fees related to general corporate matters. Legal fees for general corporate matters incurred in the first quarter of 2011 included services related to our stock option plan as well as regulatory filings associated with the tender offer for our outstanding convertible notes payable and associated warrants.

For the remainder of 2012, we anticipate accounting, legal and professional fees will increase significantly as we expect to incur a much higher level of spending on legal fees related to the protection of our intellectual property.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2012 and 2011 are summarized in the table below.

	Three months ended March 31,		Change
	2012	2011
Depreciation and amortization	$23,095	$26,617	(13.2)%
Percentage of total revenue	3.4%	7.4%

Depreciation and amortization expenses for the three months ended March 31, 2012 decreased by approximately $4,000, or 13.2%, compared to the same period in 2011. The decrease for the three months ended March 31, 2012 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2012, we expect depreciation and amortization expenses to be consistent with the level experienced in the first quarter of 2012.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2012 and 2011 is summarized in the table below.

	Three months ended March 31,		Change
	2012	2011
Interest income	$740	$1,204	(38.5)%
Amortization of debt issuance costs	(12,117)	—	NM
Equity in earnings (loss) of affiliated company	(17,648)	7,992	(320.8)%
Change in value of option to purchase interest in affiliated company	(6,620)	7,715	(185.8)%

Other income (expense), net	$(35,645)	$16,911	(310.8)%
____________________________
NM – Not meaningful

Interest Income. Interest income for the three months ended March 31, 2012 decreased slightly compared to the same period in 2011, due primarily to a lower average balance of cash and cash equivalents during the first quarter of 2012. For the remainder of 2012, we expect interest income to be consistent as the level experienced in the first quarter of 2012.

Amortization of Expense Related to Letter of Credit. For the three months ended March 31, 2012, we recorded approximately $12,000 of expense related to the letter of credit established on our behalf by our largest stockholder on March 9, 2012. This amount represented the amortization of the fair value of the warrants issued in connection with the letter of credit from the inception date through the reporting date.

Equity in Earnings of Affiliated Company. For the three months ended March 31, 2012, we recorded approximately $18,000 in equity in loss of affiliated company, compared to approximately $8,000 in equity in earnings of affiliated company for the same period in 2011. These amounts represented our share of NuGlow’s net income or loss for the respective periods.

Change in Value of Purchase Option, Affiliated Company. For the three months ended March 31, 2012, we recorded a loss of approximately $7,000 compared to a gain of approximately $8,000 to reflect the change in fair value of our option to purchase the remaining interest in NuGlow during the respective periods.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents and, as of March 9, 2012, the line of credit with JP Morgan Chase Bank, N.A., as described below. As of March 31, 2012, we had approximately $1,164,000 in cash and cash equivalents, compared to approximately $1,689,000 in cash and cash equivalents at December 31, 2011. The decrease in cash and cash equivalents from December 31, 2011 was primarily attributable to cash used in operations during the first three months of 2012.

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2012 and 2011 was approximately $525,000 and $753,000, respectively, in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to support our current level of operations while investing in activities to expand our product lines and revenue base.

For the three months ended March 31, 2012, changes in accounts receivable, prepaid expenses, accrued compensation and benefits and deferred gross profit used approximately $278,000 while changes in inventory, accounts payable, accrued expenses and deferred revenue provided approximately $157,000 of cash. For the three months ended March 31, 2011, changes in accounts receivable, inventory, prepaid expenses and other assets and accrued expenses used approximately $254,000 of cash, while changes in accounts payable, accrued compensation and benefits, deferred revenue and deferred gross profit provided approximately $149,000 of cash.

Accounts receivable, including those from an affiliated company, increased by $219,000 and $113,000 for the first quarter of 2012 and 2011, respectively. The 2012 increase was due primarily to higher royalties recorded at the end of the quarter, and the 2011 increase was a result of products sales transacted in the latter part of the quarter. Inventory decreased by $41,000 for the first three months of 2012 and increased by approximately $20,000 for the same period in 2011. The fluctuations in inventory reflect our effort to manage cash flow and maintain inventory at a certain levels to meet customer required lead times.

Cash Flows from Investing Activities

For the three months ended March 31, 2012, there was no cash used in or provided by investing activities. For the three months ended March 31, 2011, cash used in investing activities of approximately $21,000 was related to payments for website development costs.

Cash Flows from Financing Activities

For the three months ended March 31, 2012 and 2011, there was no cash provided by financing activities.

On March 9, 2012, we entered into an LOC Agreement (the LOC Agreement) with Frank T. Nickell, who beneficially owned approximately 40% of our outstanding common stock as of March 26, 2012, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JPMorgan Chase Bank, N.A. (JPMorgan) to allow us to borrow from JPMorgan up to $2.0 million. The line of credit with JPMorgan (LOC) will expire on July 1, 2013 but will automatically renew until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time we may draw up to the balance remaining on the LOC. Amounts outstanding under the LOC accrue interest at the rate of 0.75% per annum and are due and payable on or before July 1, 2014. Pursuant to the LOC Agreement, we agreed to use commercially reasonable efforts to consummate an equity financing prior to the termination date of the LOC in which we would sell and issue shares of our common stock at a price per share of at least $0.60 for aggregate proceeds of at least $3.0 million, upon consummation of which all amounts outstanding under the LOC shall be immediately repaid. In connection with the LOC Agreement, we issued to Mr. Nickell a five-year fully vested warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.25 per share and agreed to reimburse Mr. Nickell for his reasonable expenses in connection with the LOC, including, without limitation, any interest accrued and payable by Mr. Nickell in connection with the LOC. As of March 31, 2012, there were no borrowings outstanding under the LOC and reimbursements to Mr. Nickell had not been significant.

Based on the current status of our operating and product commercialization development plans, we estimate that our existing cash and cash equivalents, together with the LOC with JPMorgan, will be sufficient to fund our operations, continue with work towards our Rx product development and support the continued expansion of our consumer program through the remainder of 2012. We will need substantial additional capital in order to maintain the current level of operations, continue commercialization of our technology and advance our pharmaceutical programs beyond 2012. Accordingly, we will need to draw down on the LOC and/or raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we may not be able to satisfy our existing obligations or may be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including the amount of revenue we generate, capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of March 31, 2012:

Contractual Obligations	Remainder of 2012	2013 through 2014	2015	Total
Operating lease	$59,490	$165,717	$43,195	$268,402
Purchase order commitments (1)	189,405	—	—	189,405

Total contractual obligations	$248,895	$165,717	$43,195	$457,807
______________________
(1)    Purchase order commitments primarily consisted of open orders for inventory.

Subsequent Events

Additional Investment in NuGlow

In connection with NuGlow’s additional capital raise in April 2012, on April 9, 2012, we contributed an additional $27,000 to maintain our 30% interest in NuGlow. We concurrently entered into a Third Amendment to the Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC to amend the allocation and distribution of this additional capital contribution prior to other allocations or distributions thereunder.

Operating Lease Amendment

Effective April 23, 2012, we entered into a Fourth Amendment to Lease with Teachers Insurance & Annuity Association of America, Inc. (Landlord) pursuant to which we agreed to move our office and laboratory to a new location also in Bothell, Washington on or before the later of July 1, 2012 and the date on which the Landlord completes certain tenant improvements (the Commencement Date). The new premises, consisting of approximately 6,300 square feet of office and lab space, will be leased for an additional 72 months starting from the Commencement Date. Under the terms of the amended lease, annual lease payments are expected to be approximately $79,000 for the first year, $81,000 for the second year, $84,000 for the third year, $86,000 for the fourth year, $89,000 for the fifth year and $92,000 for the sixth year, plus building operating costs. The amended lease provides us a moving allowance not exceeding $7,500 and a conditional abatement of one month base rent based upon our performance of the terms, covenants and conditions of the amended lease. We believe that any moving expenses we may incur beyond the Landlord’s allowance will not be significant.

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

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Please see our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of material risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

ITEM 5.   Other Information.

Effective April 23, 2012, we entered into a Fourth Amendment to Lease (the “Fourth Lease Amendment”) with Teachers Insurance & Annuity Association of America, Inc. (the “Landlord”) in connection with the premises located at 22118 20th Avenue SE, Bothell, Washington 98021 and 22122 20th Avenue SE, Bothell, Washington 98021 (the “Initial Premises”). The Fourth Lease Amendment amends the Lease dated August 14, 2001 (the “Initial Lease”), as amended by the First Amendment to Lease dated December 6, 2005, the Second Amendment to Lease dated October 4, 2006 and the Third Amendment to Lease dated July 22, 2009 (as amended, the “Lease”). The Fourth Lease Amendment relocates the premises subject to the Lease from the Initial Premises to 6,276 square feet at 22121 17th Avenue SE, Bothell, Washington 98021 on or before the later of July 1, 2012 and the date on which the Landlord completes certain tenant improvements (the “Commencement Date”); provides us with a moving allowance of up to $7,500.00; and extends the term of the Lease for an additional 72 months commencing on the Commencement Date. The base monthly rent under the Lease shall be $6,588.00 for the initial 12 months (with a conditional abatement for January 2013), $6,785.83 for months 13 through 24, $6,989.40 for months 25 through 36, $7,199.08 for months 37 through 48, $7,415.05 for months 49 through 60, and $7,637.50 for months 61 through 72. The right of first opportunity by us under the Third Lease Amendment to lease certain office space contiguous to the Initial Premises has been deleted from the Lease.

ITEM 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03
3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03
3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01
4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04
4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04
10.4(d)	Fourth Amendment to Lease between the Company and Teachers Insurance and Annuity Association of America, Inc. dated April 23, 2012	X
10.11(b)	Second Amendment dated March 6, 2012 to Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC among the Company, NuGlow Cosmaceuticals, LLC and Camden Street Partners, LLC	X
10.13	LOC Agreement dated March 9, 2012 between the Company and Frank T. Nickell	X
10.14	Warrant dated March 9, 2012 issued to Frank T. Nickell to purchase 2,000,000 shares of Common Stock	X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of the Company’s Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of the Company’s Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
________________________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2012
HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty President and Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)