Form 10-Q
period 2012-06-30
HELIX BIOMEDIX INC
filed 2012-08-02
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 33-20897-D

HELIX BIOMEDIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-2099117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22121 17th Avenue SE, Suite 112, Bothell, Washington 98021
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

Yes  ☐    No  ☒

As of July 30, 2012, 49,720,255 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

HELIX BIOMEDIX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$739,108	$1,688,945
Accounts receivable, net	219,141	239,773
Accounts receivable, affiliated company, net	117,599	200,935
Inventory	295,584	363,869
Deferred debt issuance costs, current	201,040	—
Prepaid expenses and other assets	119,265	64,583
Total current assets	1,691,737	2,558,105
Property and equipment, net	14,825	26,098
Intangible assets, net	112,412	146,297
Deferred debt issuance costs, non-current	201,590	—
Other long term assets	9,667	20,884
Investment in affiliated company	202,665	223,255
Total assets	$2,232,896	$2,974,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,957	$125,324
Accrued compensation and benefits	56,445	87,859
Accrued expenses	47,831	55,463
Deferred revenue	13,602	—
Deferred gross profit, affiliated company	69,718	134,842
Deferred rent, current	8,341	7,155
Total current liabilities	306,894	410,643
Deferred rent, non-current	23,995	28,660
Total liabilities	330,889	439,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,720,255 shares outstanding at June 30, 2012 and December 31, 2011	49,721	49,721
Additional paid-in capital	49,159,261	48,542,453
Accumulated deficit	(47,306,975)	(46,056,838)
Total stockholders’ equity	1,902,007	2,535,336
Total liabilities and stockholders’ equity	$2,232,896	$2,974,639

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Licensing fees	$173,453	$164,975	$488,545	$336,400
Peptide and consumer product sales	175,794	340,349	428,521	475,281
Consumer product sales to affiliated company	121,275	187,779	233,878	239,050
Total revenue	470,522	693,103	1,150,944	1,050,731
Cost of revenue:
Cost of peptide and consumer product sales	109,363	247,698	267,136	338,995
Cost of consumer product sales to affiliated company	55,094	104,995	106,852	134,525
Total cost of revenue	164,457	352,693	373,988	473,520
Gross profit	306,065	340,410	776,956	577,211
Operating expenses:
Research and development	87,942	90,747	175,027	315,910
Marketing and business development	269,645	244,018	572,751	448,455
General and administrative	329,235	374,889	713,811	716,681
Accounting, legal and professional fees	181,201	144,196	400,423	309,633
Depreciation and amortization	22,063	28,147	45,158	54,764
Total operating expenses	890,086	881,997	1,907,170	1,845,443
Loss from operations	(584,021)	(541,587)	(1,130,214)	(1,268,232)
Other income (expense):
Interest income	384	928	1,124	2,132
Amortization of debt issuance costs	(50,123)	—	(62,240)	—
Equity in loss of affiliated company	(29,942)	(59,065)	(47,590)	(51,073)
Change in fair value of option to purchase interest in affiliated company	(4,597)	(25,151)	(11,217)	(17,436)
Total other income (expense), net	(84,278)	(83,288)	(119,923)	(66,377)
Net loss and comprehensive loss	$(668,299)	$(624,875)	$(1,250,137)	$(1,334,609)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average shares outstanding	49,720,255	49,720,255	49,720,255	49,720,255

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and for the Six Months Ended June 30, 2012
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2010	49,720,255	$49,721	$48,392,985	$(43,568,262)	$4,874,444
Stock-based compensation	—	—	149,468	—	149,468
Net loss	—	—	—	(2,488,576)	(2,488,576)
Balance at December 31, 2011	49,720,255	49,721	48,542,453	(46,056,838)	2,535,336
Stock-based compensation	—	—	151,938	—	151,938
Fair value of warrants issued in connection with letter of credit	—	—	464,870	—	464,870
Net loss	—	—	—	(1,250,137)	(1,250,137)
Balance at June 30, 2012	49,720,255	$49,721	$49,159,261	$(47,306,975)	$1,902,007

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,250,137)	$(1,334,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,158	54,764
Stock-based compensation expense	151,938	118,949
Amortization of debt issuance costs	62,240	—
Equity in loss of affiliated company	47,590	51,073
Change in fair value of option to purchase interest in affiliated company	11,217	17,436
Changes in assets and liabilities:
Accounts receivable, net	20,632	(131,199)
Accounts receivable, affiliated company, net	83,336	(104,558)
Inventory	68,285	(27,447)
Prepaid expenses and other current assets	(54,682)	(52,341)
Accounts payable	(14,367)	61,259
Accrued compensation and benefits	(31,414)	6,119
Other accrued expenses	(11,111)	(56,129)
Deferred gross profit	13,602	—
Deferred gross profit, affiliated company	(65,124)	36,031
Net cash used in operating activities	(922,837)	(1,360,652)
Cash flows from investing activities
Purchases of property and equipment	—	(2,669)
Website development	—	(20,655)
Investment in affiliated company	(27,000)	—
Net cash used in investing activities	(27,000)	(23,324)
Net decrease in cash and cash equivalents	(949,837)	(1,383,976)
Cash and cash equivalents at beginning of period	1,688,945	4,044,309
Cash and cash equivalents at end of period	$739,108	$2,660,333

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As the adoption of this guidance concerns disclosures only, it does not have a material impact on the Company’s financial position or results of operations.

Note 2.  Financing Activities

On March 9, 2012, the Company entered into an LOC Agreement (the LOC Agreement) with Frank T. Nickell, who beneficially owned approximately 40% of the Company’s outstanding common stock, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JPMorgan Chase Bank, N.A. (JPMorgan) in the amount of $2.0 million on the Company’s behalf and deposited $2.0 million with JPMorgan as collateral. Bank administrative fees for the letter of credit are expected to be 0.75% per year and borrowings under this line of credit (LOC), if not immediately repaid by the collateral, will accrue interest at a rate of 4% per year. The LOC with JPMorgan will expire on July 1, 2013 but will automatically renew until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time the Company may draw up to the balance remaining on the LOC. Pursuant to the LOC Agreement, the Company agreed to use commercially reasonable efforts to consummate an equity financing prior to the termination date of the LOC in which it would sell and issue shares of its common stock at a price per share of at least $0.60 for aggregate proceeds of at least $3.0 million, upon consummation of which all amounts outstanding under the LOC shall be immediately repaid.

In connection with the LOC Agreement, the Company issued to Mr. Nickell a five-year fully vested warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share and agreed to reimburse Mr. Nickell for his reasonable expenses in connection with the LOC, including any interest and bank fees. As of June 30, 2012, reimbursements to Mr. Nickell had not been significant.

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

The Company estimated the fair value of this warrant to be $464,870 on March 9, 2012, based on the Black-Scholes option pricing model using an exercise period of 5 years, risk-free rate of 0.90%, volatility of 161%, and a trading price of the underlying shares of $0.25. For the three and six months ended June 30, 2012, the Company recorded a total of $50,123 and $62,240, respectively, of amortization expense related to the establishment of the LOC.

As of June 30, 2012, the Company had no borrowings outstanding under the LOC.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Note 3.  Fair Value of Financial Instruments

The inputs used to measure fair value are summarized in the three broad levels listed below:

●	Level 1 — Quoted prices in active markets for identical securities;

●	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities); and

●	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining fair value of investments).

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of June 30, 2012. As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2012	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$435,225	$435,225	$—	$—
Option to purchase interest in affiliated company	$1,145	$—	$—	$1,145

Option to Purchase Interest in Affiliated Company. The Company estimated the fair value of the option to purchase an interest in an affiliated company to be $1,145 and $12,362 at June 30, 2012 and December 31, 2011, respectively, using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA). The Company recorded decreases in fair value of $4,597 and $11,217 in the accompanying condensed statement of operations for the three and six months ended June 30, 2012, respectively.

Financial Instruments.  The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at June 30, 2012 and December 31, 2011 because of the short-term nature of these instruments.

Note 4. Inventory

Inventory consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Work in process	$86,090	$156,425
Finished goods	209,494	207,444
	$295,584	$363,869

Note 5  Property and Equipment

Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Machinery and equipment	$520,950	$520,950
Website development costs	63,175	63,175
Furniture and fixtures	50,441	50,441
Leasehold improvements	43,993	43,993
	678,559	678,559
Less accumulated depreciation	(663,734)	(652,461)
Property and equipment, net	$14,825	$26,098

Aggregate depreciation expense for property and equipment during the three months ended June 30, 2012 and 2011 was $5,121 and $11,205, respectively, and was $11,273 and $20,879 during the six months ended June 30, 2012 and 2011, respectively.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Note 6.  Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301
Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(1,005,467)	(971,582)
Intangible assets, net	$112,412	$146,297

Amortization expense for intangible assets was $16,942 during each of the three months ended June 30, 2012 and 2011, and was $33,885 during each of the six months ended June 30, 2012 and 2011.

Note 7.  Investment in Affiliated Company

In July 2010, the Company obtained a 30% membership interest in NuGlow Cosmaceuticals, LLC (NuGlow), a direct-response company selling specialty skin care products, in exchange for an initial capital contribution of $350,000. Subsequently in September 2011, in connection with NuGlow’s additional capital raise, the Company contributed an additional $42,000 to maintain its 30% interest in NuGlow. In March 2012, the Company entered into a Second Amendment to the Amended and Restated Operating Agreement with NuGlow and consented to certain monthly payments by NuGlow. In exchange, the Company’s option to purchase the remaining interest of NuGlow (the Purchase Option) was extended from July 1, 2015 to July 1, 2017. In April 2012, in connection with NuGlow’s additional capital raise, the Company contributed an additional $27,000 to maintain its 30% interest in NuGlow and entered into a Third Amendment to the Amended and Restated Operating Agreement with NuGlow to amend the allocation and distribution of this additional capital contribution prior to other allocations or distributions thereunder.

The Company’s cumulative investment in NuGlow is accounted for as an equity investment and is adjusted at each reporting period to reflect the Company’s share of NuGlow’s net earnings, losses, contributions and any profit distributions. The Company accounts for the Purchase Option at fair value on the balance sheet with changes in value recognized in the statement of operations over the life the of the Purchase Option. Additionally, at each reporting period, the Company assesses its investment in NuGlow to determine whether any events or changes in circumstances have occurred to indicate impairment to this asset. The primary factors the Company considers in its determination are NuGlow’s financial condition and operating performance. The Company would recognize an impairment loss if there was a decline in value that was deemed other than temporary.

At December 31, 2011, the carrying value of the Company’s investment in NuGlow was $223,255. For the three and six months ended June 30, 2012, the Company recorded a loss $29,942 and $47,590, respectively, to account for its share of NuGlow’s net loss during these respective periods. The equity loss for the first six months of 2012, together with the additional investment made in April 2012, reduced the value of the Company’s investment in NuGlow to $202,665 as of June 30, 2012.

NuGlow’s condensed balance sheets at June 30, 2012 and December 31, 2011 and statements of operations for the three and six months ended June 30, 2012 and 2011 are as follows:

NuGlow’s Condensed Balance Sheets	June 30, 2012 (Unaudited)	December 31, 2011 (Unaudited)

Assets
Cash	$14,459	$200
Accounts receivable, net	7,013	18,276
Inventory	178,539	275,838
Prepaid expenses and other current assets	15,770	9,513
Total assets	$215,781	$303,827

Liabilities and members’ equity
Accounts payable and current liabilities	$261,456	$280,867
Members’ equity and accumulated deficit	(45,675)	22,960
Total liabilities and members’ equity	$215,781	$303,827

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
NuGlow’s Condensed Statements of Operations (Unaudited)	2012	2011	2012	2011
Revenue	$251,741	$311,164	$485,112	$491,884
Cost of goods sold	(129,923)	(110,774)	(228,150)	(198,364)
Operating expenses	(221,628)	(397,273)	(415,597)	(463,762)
Net loss	$(99,810)	$(196,883)	$(158,635)	$(170,242)

Note 8.  Other Assets

Other assets consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company	1,145	12,362
Other assets	$9,667	$20,884

Note 9. Deferred Gross Profit, Affiliated Company

Deferred gross profit from an affiliated company consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deferred revenue, affiliated company	$139,720	$254,826
Deferred cost of revenue, affiliated company	70,002	119,984
Deferred gross profit, affiliated company	$69,718	$134,842

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

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Option Activities

During the three months ended June 30, 2012, the Company did not grant any options. For the three months ended June 30, 2011, the Company granted options under the 2011 Plan to purchase an aggregate of 35,000 shares of common stock with a grant date fair value of $0.22 per share. For the six months ended June 30, 2012 and 2011, the Company granted options under the 2011 Plan to purchase an aggregate of 1,200,000 and 170,000 shares of common stock, respectively, with a grant date fair value of $0.23 and $0.25 per share, respectively. Fair value for options granted were calculated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six months Ended June 30,
	2012	2011	2012			2011
Risk-free interest rate	—	2.14%	0.87%	–	1.14%	2.14%	–	2.17%
Expected dividend yield	—	0		0			0
Expected terms in years	—	6.0	5.0	–	6.0	5.5	–	6.0
Expected volatility	—	112%	147%	–	157%	112%	–	118%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with a remaining term equal to the expected term of options issued. The Company does not anticipate declaring dividends in the foreseeable future. For the three and six months ended June 30, 2012 and 2011, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense was $33,333 and $67,821 for the three months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2011, general and administrative expenses included $52,478 of stock compensation expense related to the modification of options held by three members of the board of directors who were not reelected in May 2011. Stock-based compensation expense for the six months ended June 30, 2012 and 2011 was $151,938 and $118,949, respectively. For the six months ended June 30, 2012, stock-based compensation included $92,240 of expenses related to fully vested options granted to the Company’s executives in February 2012. As of June 30, 2012, total unrecognized stock-based compensation related to non-vested stock options was approximately $213,515, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

A summary of the Company’s stock compensation expense for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$4,123	$382	$8,247	$38,484
Marketing and business development	7,003	4,380	58,629	8,769
General and administrative	22,207	63,059	85,062	71,696
Total stock-based compensation	$33,333	$67,821	$151,938	$118,949

A summary of the Company’s stock option activity for the six months ended June 30, 2012 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,264,207	$0.65
Granted	1,200,000	$0.25
Exercised	—	—
Forfeited	—	—
Expired	(395,000)	$0.87
Outstanding, June 30, 2012	4,069,207	$0.51	5.91	$274,644
Exercisable, June 30, 2012	3,009,677	$0.60	4.68	$128,033

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.40 on June 30, 2012. The intrinsic value is calculated as the difference between the closing stock price and the exercise price of the stock options as of June 30, 2012, had all of the options with exercise prices less than $0.40 been exercised on that date.

As of June 30, 2012, there were 12,000,000 shares of common stock reserved for issuance pursuant to the 2011 Plan, of which 10,393,000 shares remained available for future grants. Additional information regarding options outstanding as of June 30, 2012, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	–	$0.37	2,223,957	8.24	$0.28	1,164,427	$0.29
$0.40	–	$0.57	795,000	4.29	$0.49	795,000	$0.49
$0.70	–	$1.00	869,000	2.18	$0.90	869,000	$0.90
$1.20	–	$1.80	181,250	2.28	$1.56	181,250	$1.56
$0.15	–	$1.80	4,069,207	5.91	$0.51	3,009,677	$0.60

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average outstanding options	4,069,207	3,908,305	3,887,366	3,905,988
Weighted average outstanding warrants	3,013,643	2,331,917	2,309,978	2,412,427

Note 12.  Concentration of Risks

The Company maintains a portion of its cash balance in one financial institution, which at times may exceed federally insured limits. As of June 30, 2012, the Company maintained approximately $435,000 at major financial institutions in money market accounts insured by the Federal Deposit Insurance Corporation up to $250,000 per account or the Securities Investor Protection Corporation up to $500,000 per account. To date, the Company has not experienced any losses in its money market account.

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	26%	13%	21%	21%
Customer B	33%	29%	43%	32%
Customer C	—	27%	—	18%
Customer D	26%	27%	20%	23%

Note 13.  Liquidity and Capital Resources

For the six months ended June 30, 2012, the Company incurred a net loss of $1,250,137. At June 30, 2012, the Company had $739,108 in cash and cash equivalents. For the six months ended June 30, 2012, cash used in operations was $922,837 and cash used in investing activities was $27,000 which reflected the additional investment in NuGlow.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
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

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

●	statements concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

●	statements about our product development schedule;

●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments, and any other sources to meet these requirements;

●	statements about our plans, objectives, expectations, and intentions; and

●	other statements that are not historical facts.

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

Our business strategy is to develop our peptide and small molecule portfolio to derive revenue from a broad base of opportunities including licensing to third parties rights to use select proprietary peptides in specific fields of application and commercializing our own branded products. Over the longer term, we intend to pursue applications for products using our technology in medical devices and pharmaceutical preparations. We have developed numerous peptides with unique sequences for use in the following two areas of application:

●
Consumer skin care products — we have developed a range of peptides and small molecule technologies capable of improving different aspects of the skin’s appearance, texture, tone and barrier function and are marketing these peptides as innovative ingredients for cosmetic use; and

●
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

Second Quarter Overview

Our total revenue for the three months ended June 30, 2012 decreased by 32.1% compared to the same period in the prior year, driven primarily by a decline in sales of private-labeled products to international distributors as well as to an affiliated company.

Operating expenses increased 0.9% during the three months ended June 30, 2012, as compared to the same period in 2011, principally attributable to higher spending in marketing activities and legal fees related to patents and other general corporate matters, partially offset by a decrease in stock-based compensation expenses.

Our net loss for the three months ended June 30, 2012 increased by 6.9% compared to the same period in 2011, due primarily to lower revenue and gross profit.

As of June 30, 2012, our accumulated deficit was approximately $47,307,000. We may continue to incur substantial operating losses over the next several years based on the estimated costs associated with our current level of operations and continued commercialization of our technology being greater than our anticipated revenue.

Results of Operations

Revenue

Revenue in the three and six months ended June 30, 2012 and 2011 consisted primarily of license fees, peptide sales and consumer product sales as summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
License fees	$173,453	$164,975	5.1%	$488,545	$336,400	45.2%
Peptide and consumer product sales	175,794	340,349	(48.3)%	428,521	475,281	(9.8)%
Consumer product sales to affiliated company	121,275	187,779	(35.4)%	233,878	239,050	(2.2)%
Total revenue	$470,522	$693,103	(32.1)%	$1,150,944	$1,050,731	9.5%

Total revenue decreased by approximately $223,000, or 32.1%, for the three months ended June 30, 2012 compared to the same period in the previous year, and increased by approximately $100,000, or 9.5%, for the first six months of 2012 compared to the first six months of 2011. License fees, which are derived from royalty arrangements, increased by approximately $8,000, or 5.1%, for the second quarter of 2012 compared to the same period in 2011, and increased by $152,000, or 45.2%, for the first six months of 2012 compared to the same period in 2011. The fluctuations in our royalty revenue for the three and six months ended June 30, 2012 reflected the variation in levels of product sales from our licensees.

Peptide and consumer product sales decreased by approximately $165,000, or 48.3%, for the second quarter of 2012 compared to the same period in the previous year and by approximately $47,000, or 9.8%, for the first six months of 2012 compared to the same period in the previous year. The variability in peptide sales, which decreased by 10.8% for the second quarter of 2012 and increased by 14.3% for the first six months of 2012 compared to the same periods in the prior year, resulted from fluctuations of sales to our bulk ingredient customers. The decreases in consumer product sales of 73.7% and 35.6% for the three and six months ended June 30, 2012, respectively, compared to the same periods in the prior year, resulted primarily from lower sales to our international distributors.

Consumer product sales to affiliated company, which consisted of products sold under private labels to NuGlow Cosmaceuticals, LLC (NuGlow), decreased by approximately $67,000, or 35.4%, for the second quarter of 2012 and by $5,000, or 2.2%, for the first six months of 2012 compared to the respective periods in the previous year. As NuGlow is an affiliated company, our revenue to NuGlow is recognized based on NuGlow’s sales to third-party customers or NuGlow’s usage of products for marketing purposes.

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

Cost of revenue and gross profit for the three and six months ended June 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Cost of peptides and consumer product sales	$109,363	$247,698	(55.8)%	$267,136	$338,995	(21.2)%
Percentage of total revenue	23.2%	35.7%		23.2%	32.3%
Cost of consumer product sales to affiliated company	55,094	104,995	(47.5)%	106,852	134,525	(20.6)%
Percentage of total revenue	11.7%	15.1%		9.3%	12.8%
Total cost of revenue	$164,457	$352,693	(53.4)%	$373,988	$473,520	(21.0)%
Gross profit	$306,065	$340,410	(10.1)%	$776,956	$577,211	34.6%

Cost of peptide and consumer product sales decreased by approximately $138,000, or 55.8%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and by approximately $72,000, or 21.2%, for the first six months of 2012 compared to the same period in the previous year. Cost of peptides and consumer product sales for the three and six months ended June 30, 2012 declined at higher rates compared to the decreases in peptide and consumer product revenue during those periods due primarily to the product mix. Cost of consumer product sales to an affiliated company decreased by approximately $50,000, or 47.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and by approximately $28,000, or 20.6%, for the first six months of 2012 compared to the same period in the previous year, due primarily to a drop in NuGlow’s sales volume to third-party customers.

Gross margin on peptide and consumer product sales was 37.8% for the three months ended June 30, 2012 compared to 27.2% for the three months ended June 30, 2011, and increased to 37.7% for the six months ended June 30, 2012 compared to 28.7% for the same period in the prior year. The higher gross margin related to peptide and consumer product sales was due primarily to the product mix and customer mix. Consumer product sales typically generate a higher gross margin than peptide sales. Gross margin on sales of consumer products to an affiliated company also grew to 54.6% during the second quarter of 2012 compared to 44.1% for the second quarter of 2011, and increased to 54.3% for the first six months of 2012 compared to 43.7% for the same period in the previous year. The improved gross margin was influenced principally by product mix.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three and six months ended June 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Research and development	$87,942	$90,747	(3.1)%	$175,027	$315,910	(44.6)%
Percentage of total revenue	18.7%	13.1%		15.2%	30.1%

R&D expenses decreased by approximately $3,000, or 3.1%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and by approximately $141,000, or 44.6%, for the six months ended June 30, 2012 compared to the same period in 2011. The decrease in R&D expenses for the three and six months ended June 30, 2012 was primarily attributable to lower spending on external trials and studies and reduced employee compensation resulting from the departure of our former Vice President and Chief Scientific Officer in February 2011. For the remainder of 2012, we anticipate R&D expenses to increase compared to the level experienced in the first half of 2012 as we expect to incur additional spending on external testing and studies related to the product development of our consumer products and Rx programs.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three and six months ended June 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Marketing and business development	$269,645	$244,018	10.5%	$572,751	$448,455	27.7%
Percentage of total revenue	57.3%	35.2%		49.8%	42.7%

M&BD expenses increased by approximately $26,000, or 10.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and by approximately $124,000, or 27.7%, for the six months ended June 30, 2012 compared to the same period in 2011. The increase for the three and six months ended June 30, 2012 was primarily driven by higher advertising expense and stock-based compensation expense. For the remainder of 2012, we anticipate M&BD expenses to be consistent with the level experienced in the first half of 2012 in absolute dollars. We expect that stock-based compensation expense will be reduced but that we will incur higher expenses on advertising, market testing and promotions for our current products as well as for new skin care products we plan to introduce in 2012

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three and six months ended June 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
General and administrative	$329,235	$374,889	(12.2)%	$713,811	$716,681	(0.4)%
Percentage of total revenue	70.0%	54.1%		62.0%	68.2%

G&A expenses decreased by approximately $46,000, or 12.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and by approximately $3,000, or 0.4%, for the six months ended June 30, 2012 compared to the same period in 2011. The decrease for the three months ended June 30, 2012 was primarily due to a one-time charge to stock-based compensation in the second quarter of 2011 related to option grant modifications for three board members who were not reelected in May 2011. The decrease for the six months ended June 30, 2012 was due primarily to lower spending in general corporate expenses, partially offset by an increase in stock-based compensation expense. For the remainder of 2012, we anticipate G&A expenses to increase from the level experienced in the first half of 2012 as we expect to incur higher consulting fees and general corporate expenses.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three and six months ended June 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Accounting, legal and professional fees	$181,201	$144,196	25.7%	$400,423	$309,633	29.3%
Percentage of total revenue	38.5%	20.8%		34.8%	29.5%

Accounting, legal and professional fees increased by approximately $37,000, or 25.7%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and by approximately $91,000, or 29.3%, for the six months ended June 30, 2012 compared to the same period in 2011. The increase for the three months ended June 30, 2012 was due primarily to higher legal fees associated with patent protection and general corporate matters. The increase for the six months ended June 30, 2012 was principally attributable to increases in accounting fees and legal fees associated with patent protection, partially offset by a decrease in legal fees related to general corporate matters.

For the remainder of 2012, we anticipate accounting, legal and professional fees will increase significantly as we expect to incur a much higher level of spending on legal fees related to the protection of our intellectual property.

Depreciation and Amortization

Depreciation and amortization expenses for the three and six months ended June 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Depreciation and amortization	$22,063	$28,147	(21.6)%	$45,158	$54,764	(17.5)%
Percentage of total revenue	4.7%	4.1%		3.9%	5.2%

Depreciation and amortization expenses decreased by approximately $6,000, or 21.6%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and by approximately $10,000, or 17.5%, for the six months ended June 30, 2012 compared to the same period in 2011. The decrease for the three and six months ended June 30, 2012 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2012, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first half of 2012.

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense related to our outstanding convertible notes payable and accretion of discount on the convertible notes payable.

Other income (expense), net for the three and six months ended June 30, 2012 and 2011 is summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Interest income	$384	$928	(58.6)%	$1,124	$2,132	(47.3)%
Amortization of debt issuance costs	(50,123)	—	NM	(62,240)	—	NM
Equity in loss of affiliated company	(29,942)	(59,065)	(49.3)%	(47,590)	(51,073)	(6.8)%
Change in fair value of option to purchase interest in affiliated company	(4,597)	(25,151)	(81.7)%	(11,217)	(17,436)	(35.7)%
Total other income (expense), net	$(84,278)	$(83,288)	1.2%	$(119,923)	$(66,377)	80.7%

NM – Not meaningful

Interest Income. Interest income for the three months ended June 30, 2012 and 2011 was not significant due to our low cash balance and prevailing interest rates. Interest income for the six months ended June 30, 2012 decreased by $1,000 compared to the same period in 2011, due primarily to a lower average cash balance on hand. For the remainder of 2012, we expect interest income to be lower than the level experienced in the first half of 2012 due to our decreasing balance in cash and cash equivalents.

Amortization of Debt Issuance Costs. For the three and six months ended June 30, 2012, we recorded expenses of approximately $50,000 and $62,000, respectively, related to the letter of credit established on our behalf by our largest stockholder on March 9, 2012. These amounts represented the amortization of the fair value of the warrants issued in connection with the letter of credit for the periods presented.

Equity in Loss of Affiliated Company. The equity in loss of affiliated company represented our share of NuGlow’s net loss for the reported periods. Equity in loss of affiliated company decreased by approximately $29,000, or 49.3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and by approximately $3,000, or 6.8%, for the six months ended June 30, 2012 compared to the same period in 2011.

Change in Value of Option to Purchase Interest in Affiliated Company. For the three and six months ended June 30, 2012, we recorded a loss of approximately $5,000 and $11,000, respectively, compared to a loss of approximately $25,000 and $17,000 for the three and six months ended June 30, 2011, respectively, which reflected the change in fair value of the option to purchase the remainder of NuGlow under certain circumstances.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of June 30, 2012, we had approximately $739,000 in cash and cash equivalents, compared to approximately $1.7 million in cash and cash equivalents at December 31, 2011. The decrease in cash and cash equivalents from December 31, 2011 was primarily attributable to cash used in operations and investment in an affiliated company.

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2012 and 2011 was approximately $923,000 and $1,361,000, respectively, and in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to maintain our current level of operations while supporting activities to expand our product lines and revenue base.

For the six months ended June 30, 2012, changes in accounts receivable, inventory and deferred revenue provided approximately $186,000 of cash while changes in prepaid expenses and other assets, accounts payable, accrued expenses and deferred gross profit from an affiliated company used approximately $177,000 of cash. During the six months ended June 30, 2011, changes in accounts receivable, inventory, prepaid expenses and other assets, and accrued expenses used approximately $372,000 of cash, while changes in accounts payable, accrued compensation and benefits, and deferred gross profit from an affiliated company provided approximately $103,000 of cash.

Cash Flows from Investing Activities

For the six months ended June 30, 2012, cash used in investing activities was approximately $27,000, which reflected the additional investment in NuGlow, while cash used of approximately $23,000 during the same period in 2011 was due to payments for website development costs and purchases of capital assets.

Cash Flows from Financing Activities

For the six months ended June 30, 2012 and 2011, there was no cash provided by financing activities.

On March 9, 2012, we entered into an LOC Agreement (the LOC Agreement) with Frank T. Nickell, who beneficially owned approximately 40% of our outstanding common stock, pursuant to which Mr. Nickell established an irrevocable standby letter of credit by JPMorgan Chase Bank, N.A. (JPMorgan) in the amount of $2.0 million on our behalf and deposited $2.0 million with JPMorgan as collateral. Bank administrative fees for the letter of credit are expected to be 0.75% per year and borrowings under this line of credit (LOC), if not immediately repaid by the collateral, will accrue interest at a rate of 4% per year. The LOC will expire on July 1, 2013 but will automatically renew until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time we may draw up to the balance remaining on the LOC. Pursuant to the LOC Agreement, we agreed to use commercially reasonable efforts to consummate an equity financing prior to the termination date of the LOC in which we would sell and issue shares of our common stock at a price per share of at least $0.60 for aggregate proceeds of at least $3.0 million, upon consummation of which all amounts outstanding under the LOC shall be immediately repaid. In connection with the LOC Agreement, we issued to Mr. Nickell a five-year fully vested warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.25 per share and agreed to reimburse Mr. Nickell for his reasonable expenses in connection with the LOC, including any interest and bank fees. As of June 30, 2012, we had no borrowings outstanding under the LOC and reimbursements to Mr. Nickell had not been significant.

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

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of June 30, 2012:

Contractual Obligations	Remainder of 2012	2013 through 2014	2015 through 2016	2017 through 2018	Total
Operating lease	$39,528	$156,306	$172,816	$136,140	$504,790
Purchase order commitments (1)	187,012	—	—	—	187,012
Total contractual obligations	$226,540	$156,306	$172,816	$136,140	$691,802

(1)     Purchase order commitments primarily consist of open orders for inventory.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-04), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact that ASU 2011-04 will have on our financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As the adoption of this guidance concerns disclosures only, it does not have a material impact on our financial position or results of operations.

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

Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.     Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Please see our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

ITEM 6.         Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Proposal for Approval of Reincorporation of Helix BioMedix, Inc., a Colorado corporation, from Colorado to Delaware		10-KSB	12/31/00	2	4/16/01
3.1	Certificate of Ownership and Merger of Helix BioMedix, Inc. a Delaware corporation and Helix BioMedix, Inc., a Louisiana corporation		10-KSB/A	12/31/02	3.1	4/30/03
3.2	Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-A	5/18/01
3.3	Certificate of Amendment to the Certificate of Incorporation of Helix BioMedix, Inc.		10-KSB/A	12/31/02	3.3	4/30/03
3.4	Bylaws of Helix BioMedix, Inc.		10-KSB/A	12/31/00	3-B	5/18/01
4.1	Rights Agreement dated August 21, 2003		10-KSB	12/31/03	10.27	3/26/04
4.2	Acceptance and Acknowledgement of Appointment dated January 4, 2004		10-KSB	12/31/03	10.28	3/26/04
10.11(c)	Third Amendment dated April 9, 2012 to Amended and Restated Operating Agreement of NuGlow Cosmaceuticals, LLC among the Company, NuGlow Cosmaceuticals, LLC and Camden Street Partners, LLC	X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of the Company’s Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of the Company’s Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

August 2, 2012

HELIX BIOMEDIX, INC.
(Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty
President and Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer and
Acting Principal Financial Officer)