Form 10-Q
period 2012-09-30
HELIX BIOMEDIX INC
filed 2012-11-08
CIK 831749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐    No  ☒

As of October 31, 2012, 49,720,255 shares of the registrant’s common stock were issued and outstanding.

HELIX BIOMEDIX, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HELIX BIOMEDIX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$216,534	$1,688,945
Accounts receivable, net	284,809	239,773
Accounts receivable, affiliated company, net	112,691	200,935
Inventory	330,989	363,869
Deferred debt issuance costs, current	201,040	—
Prepaid expenses and other assets	64,009	64,583
Total current assets	1,210,072	2,558,105
Property and equipment, net	19,602	26,098
Intangible assets, net	95,470	146,297
Deferred debt issuance costs, non-current	150,917	—
Other long term assets	8,522	20,884
Investment in affiliated company	217,339	223,255
Total assets	$1,701,922	$2,974,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,565	$125,324
Accrued compensation and benefits	64,933	87,859
Accrued expenses	63,603	55,463
Deferred revenue	7,060	—
Deferred gross profit, affiliated company	62,509	134,842
Deferred rent, current	—	7,155
Total current liabilities	519,670	410,643
Deferred rent, non-current	32,258	28,660
Total liabilities	551,928	439,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,720,255 shares outstanding at September 30, 2012 and December 31, 2011	49,721	49,721
Additional paid-in capital	49,192,432	48,542,453
Accumulated deficit	(48,092,159)	(46,056,838)
Total stockholders’ equity	1,149,994	2,535,336
Total liabilities and stockholders’ equity	$1,701,922	$2,974,639

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Licensing fees	$240,550	$176,922	$729,095	$513,322
Peptide and consumer product sales	176,669	100,884	605,190	576,165
Consumer product sales to affiliated company	51,852	116,901	285,730	355,951
Total revenue	469,071	394,707	1,620,015	1,445,438
Cost of revenue:
Cost of peptide and consumer product sales	113,407	70,834	380,543	409,829
Cost of consumer product sales to affiliated company	21,832	56,961	128,684	191,486
Total cost of revenue	135,239	127,795	509,227	601,315
Gross profit	333,832	266,912	1,110,788	844,123
Operating expenses:
Research and development	133,009	109,221	308,036	425,131
Marketing and business development	302,040	225,732	874,791	674,187
General and administrative	418,868	327,162	1,132,679	1,043,843
Accounting, legal and professional fees	205,192	168,043	605,615	477,676
Depreciation and amortization	22,896	27,845	68,054	82,609
Total operating expenses	1,082,005	858,003	2,989,175	2,703,446
Loss from operations	(748,173)	(591,091)	(1,878,387)	(1,859,323)
Other income (expense):
Interest income	133	704	1,257	2,836
Amortization of debt issuance costs	(50,673)	—	(112,913)	—
Equity in income (loss) of affiliated company	14,674	(23,373)	(32,916)	(74,446)
Change in fair value of option to purchase interest in affiliated company	(1,145)	8,143	(12,362)	(9,293)
Total other income (expense), net	(37,011)	(14,526)	(156,934)	(80,903)
Net loss and comprehensive loss	$(785,184)	$(605,617)	$(2,035,321)	$(1,940,226)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.04)
Weighted average shares outstanding	49,720,255	49,720,255	49,720,255	49,720,255

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and for the Nine Months Ended September 30, 2012
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2010	49,720,255	$49,721	$48,392,985	$(43,568,262)	$4,874,444
Stock-based compensation	—	—	149,468	—	149,468
Net loss	—	—	—	(2,488,576)	(2,488,576)
Balance at December 31, 2011	49,720,255	49,721	48,542,453	(46,056,838)	2,535,336
Stock-based compensation	—	—	185,109	—	185,109
Fair value of warrants issued in connection with letter of credit	—	—	464,870	—	464,870
Net loss	—	—	—	(2,035,321)	(2,035,321)
Balance at September 30, 2012	49,720,255	$49,721	$49,192,432	$(48,092,159)	$1,149,994

The accompanying notes are an integral part of the financial statements.

HELIX BIOMEDIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(2,035,321)	$(1,940,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,054	82,609
Stock-based compensation expense	185,109	132,964
Amortization of debt issuance costs	112,913	—
Equity in loss of affiliated company	32,916	74,446
Change in fair value of option to purchase interest in affiliated company	12,362	9,293
Changes in assets and liabilities:
Accounts receivable, net	(45,036)	(19,097)
Accounts receivable, affiliated company, net	88,244	(204,010)
Inventory	32,880	(77,695)
Prepaid expenses and other current assets	574	18,746
Accounts payable	196,241	(54,547)
Accrued compensation and benefits	(22,926)	5,814
Other accrued expenses	4,583	(61,118)
Deferred revenue	7,060	—
Deferred gross profit, affiliated company	(72,333)	121,098
Net cash used in operating activities	(1,434,680)	(1,911,723)

Cash flows from investing activities
Purchases of property and equipment	(10,731)	(2,669)
Website development	—	(20,655)
Investment in affiliated company	(27,000)	(42,000)
Net cash used in investing activities	(37,731)	(65,324)
Net decrease in cash and cash equivalents	(1,472,411)	(1,977,047)
Cash and cash equivalents at beginning of period	1,688,945	4,044,309
Cash and cash equivalents at end of period	$216,534	$2,067,262

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-04), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. Adoption of ASU 2011-04 did not have a material impact on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As the adoption of this guidance concerns disclosures only, it did not have a material impact on the Company’s financial position or results of operations.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Note 2.  Financing Activities

On March 9, 2012, the Company entered into an LOC Agreement (the LOC Agreement) with Frank T. Nickell, who beneficially owned approximately 40% of the Company’s outstanding common stock as of March 26, 2012, pursuant to which Mr. Nickell established an irrevocable standby letter of credit (LOC) by JPMorgan Chase Bank, N.A. (JPMorgan) in the amount of $2.0 million on the Company’s behalf and deposited $2.0 million with JPMorgan as collateral. Bank administrative fees for the LOC are expected to be 0.75% per year and borrowings under this LOC, if not immediately repaid by the collateral, will accrue interest at a rate of 4% per year. The LOC will expire on July 1, 2013 but will automatically renew until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time the Company may draw up to the balance remaining on the LOC. Pursuant to the LOC Agreement, the Company agreed to use commercially reasonable efforts to consummate an equity financing prior to the termination date of the LOC in which it would sell and issue shares of its common stock at a price per share of at least $0.60 for aggregate proceeds of at least $3.0 million, upon consummation of which all amounts outstanding under the LOC shall be immediately repaid.

In connection with the LOC Agreement, the Company issued to Mr. Nickell a five-year fully vested warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share and agreed to reimburse Mr. Nickell for his reasonable expenses in connection with the LOC, including any interest and bank fees. As of September 30, 2012, reimbursements to Mr. Nickell had not been significant.

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

The Company estimated the fair value of this warrant to be $464,870 on March 9, 2012, based on the Black-Scholes option pricing model using an exercise period of 5 years, risk-free rate of 0.90%, volatility of 161%, and a trading price of the underlying shares of $0.25. For the three and nine months ended September 30, 2012, the Company recorded a total of $50,673 and $112,913, respectively, of amortization expense related to the establishment of the LOC.

As of September 30, 2012, the Company had no borrowings outstanding under the LOC. On October 12, 2012, the Company drew $750,000 against the LOC for working capital purposes.

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

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of September 30, 2012. As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	September 30, 2012	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$35,358	$35,358	$—	$—
Option to purchase interest in affiliated company	$—	$—	$—	$—

Option to Purchase Interest in Affiliated Company. The Company estimated the fair value of the option to purchase an interest in an affiliated company to be zero and $12,362 at September 30, 2012 and December 31, 2011, respectively, using the multiple of earnings method based on a number of factors and assumptions regarding the affiliated company’s potential future revenue and projected earnings before interest, tax, depreciation and amortization (EBITDA). The Company recorded decreases in fair value of $1,145 and $12,362 in the accompanying condensed statements of operations for the three and nine months ended September 30, 2012, respectively.

Financial Instruments.  The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued compensation and benefits, and accrued expenses approximated their estimated fair values at September 30, 2012 and December 31, 2011 because of the short-term nature of these instruments.

Note 4. Inventory

Inventory consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Work in process	$132,085	$156,425
Finished goods	198,904	207,444
	$330,989	$363,869

Note 5.  Property and Equipment

Property and equipment consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Machinery and equipment	$520,716	$520,950
Website development costs	63,175	63,175
Furniture and fixtures	51,630	50,441
Leasehold improvements	5,519	43,993
	641,040	678,559
Less accumulated depreciation	(621,438)	(652,461)
Property and equipment, net	$19,602	$26,098

Aggregate depreciation expense for property and equipment during the three months ended September 30, 2012 and 2011 was $5,954 and $10,902, respectively, and was $17,227 and $31,781 during the nine months ended September 30, 2012 and 2011, respectively. The Company relocated to a new location in July 2012 and, as part of the move, disposed of certain fixed assets and wrote off all leasehold improvements at its former facilities, totaling approximately $48,000, which were fully depreciated. There was no gain or loss associated with these disposals and writeoffs.

Note 6.  Intangible Assets

Identifiable intangible assets consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Antimicrobial technology	$222,187	$222,187
Licensing agreements	61,391	61,391
Patents, pending and approved	834,301	834,301
Total intangible assets	1,117,879	1,117,879
Less accumulated amortization	(1,022,409)	(971,582)
Intangible assets, net	$95,470	$146,297

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Amortization expense for intangible assets was $16,942 and $16,943 during the three months ended September 30, 2012 and 2011, respectively, and was $50,827 and $50,828 during the nine months ended September 30, 2012 and 2011, respectively.

Note 7.  Investment in Affiliated Company

In July 2010, the Company obtained a 30% membership interest in NuGlow Cosmaceuticals, LLC (NuGlow), a direct-response company selling specialty skin care products, in exchange for an initial capital contribution of $350,000. Subsequently in September 2011, in connection with NuGlow’s additional capital raise, the Company contributed an additional $42,000 to maintain its 30% interest in NuGlow. In March 2012, the Company’s option to purchase the remaining interest of NuGlow (the Purchase Option) was extended from July 1, 2015 to July 1, 2017. In April 2012, in connection with NuGlow’s additional capital raise, the Company contributed an additional $27,000 to maintain its 30% interest in NuGlow.

The Company’s cumulative investment in NuGlow is accounted for as an equity investment and is adjusted at each reporting period to reflect the Company’s share of NuGlow’s net earnings, losses, contributions and any profit distributions. The Company accounts for the Purchase Option at fair value on the balance sheet with changes in value recognized in the statement of operations over the life of the Purchase Option. Additionally, at each reporting period, the Company assesses its investment in NuGlow to determine whether any events or changes in circumstances have occurred to indicate impairment of this asset. The primary factors the Company considers in its determination are NuGlow’s financial condition and operating performance. The Company would recognize an impairment loss if there was a decline in value that was deemed other than temporary.

At December 31, 2011, the carrying value of the Company’s investment in NuGlow was $223,255. For the three and nine months ended September 30, 2012, the Company recorded its share of NuGlow’s income of $14,674 and its share of NuGlow’s loss of $32,916, respectively. The equity loss for the first nine months of 2012, together with the additional investment made in April 2012, reduced the value of the Company’s investment in NuGlow to $217,339 as of September 30, 2012.

NuGlow’s condensed balance sheets at September 30, 2012 and December 31, 2011 and statements of operations for the three and nine months ended September 30, 2012 and 2011 are as follows:
NuGlow’s Condensed Balance Sheets (Unaudited)	September 30, 2012	December 31, 2011

Assets
Cash	$4,891	$200
Accounts receivable, net	33,807	18,276
Inventory	162,157	275,838
Prepaid expenses and other current assets	8,169	9,513
Total assets	$209,024	$303,827

Liabilities and members’ equity
Accounts payable and current liabilities	$205,785	$280,867
Members’ equity and accumulated deficit	3,239	22,960
Total liabilities and members’ equity	$209,024	$303,827

	Three Months Ended September 30,		Nine Months Ended September 30,
NuGlow’s Condensed Statements of Operations (Unaudited)	2012	2011	2012	2011
Revenue	$184,976	$264,139	$670,088	$756,023
Cost of goods sold	(80,807)	(118,660)	(308,957)	(317,024)
Operating expenses	(55,255)	(223,388)	(470,852)	(687,150)
Net profit (loss)	$48,914	$(77,909)	$(109,721)	$(248,151)

Note 8.  Other Assets

Other assets consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Deposits	$8,522	$8,522
Option to purchase interest in affiliated company	—	12,362
Other assets	$8,522	$20,884

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Note 9. Deferred Gross Profit, Affiliated Company

Deferred gross profit from an affiliated company consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Deferred revenue, affiliated company	$122,960	$254,826
Deferred cost of revenue, affiliated company	60,451	119,984
Deferred gross profit, affiliated company	$62,509	$134,842

Note 10.  Stock-Based Compensation

2011 Stock Option Plan

On February 10, 2011, the Company’s board of directors adopted, and on May 25, 2011, the Company’s stockholders approved, the Helix BioMedix, Inc. 2011 Stock Option Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options to employees and non-statutory stock options to employees, directors and consultants. The 2011 Plan is administered by the board of directors, which has the authority to select the individuals to whom awards are to be granted, the number of awards granted, and the vesting schedule. A total of 12,000,000 shares of common stock are reserved for issuance under the 2011 Plan. Options granted under the 2011 Plan to employees generally vest over a three-year period with 1/3 of the shares vesting after one year from the date of grant and 1/36 of the shares vesting monthly thereafter. Option awards to non-employee directors may vest fully upon grant or quarterly over one year. All option awards have a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date.

2000 Stock Option Plan

In 2000, the Company’s stockholders approved the Helix BioMedix 2000 Stock Option Plan (the 2000 Plan). The 2000 Plan provided for the granting of incentive stock options and nonqualified stock options to employees, directors and consultants. Options granted under the 2000 Plan generally became exercisable over periods ranging from one to three years, have a maximum term of ten years and exercise prices equal to the closing market price of the Company’s common stock on the grant date. Effective November 6, 2010, additional option awards under the 2000 Plan were discontinued. The 2000 Plan will remain in effect as to outstanding options granted prior to November 6, 2010.

Stock Option Activities

During the three months ended September 30, 2012, the Company did not grant any options. During the three months ended September 30, 2011, the Company granted options under the 2011 Plan to purchase an aggregate of 87,000 shares of common stock with a grant date fair value of $0.13 per share. For the nine months ended September 30, 2012 and 2011, the Company granted options under the 2011 Plan to purchase an aggregate of 1,200,000 and 257,000 shares of common stock, respectively, with a grant date fair value of $0.23 and $0.21 per share, respectively. Fair value for options granted were calculated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011			2012			2011
Risk-free interest rate	—	0.90%	–	1.17%	0.87%	–	1.14%	0.90%	–	2.17%
Expected dividend yield	—		0			0			0
Expected terms in years	—	5.0	–	6.0	5.0	–	6.0	5.0	–	6.0
Expected volatility	—		116%		147%	–	157%	112%	–	118%

The risk-free rate is based on the implied yield available on U.S. Treasury zero–coupon issues with a remaining term equal to the expected term of options issued. The Company does not anticipate declaring dividends in the foreseeable future. For the three and nine months ended September 30, 2012 and 2011, the Company calculated expected volatility based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected term of the option and other factors, including peer company data. The Company estimates the expected term as the average of the vesting period and the contractual term. The Company will continue to use this method of estimation until it has sufficient historical data to provide reasonable estimates of expected lives of stock options. The Company’s stock price volatility and option term involves management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options that is expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. Forfeiture rates are revised in subsequent periods if actual forfeitures differ from those estimates.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock-based compensation expense was $33,171 and $14,015 for the three months ended September 30, 2012 and 2011, respectively, and was $185,109 and $132,964 for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, stock-based compensation included $92,240 of expenses related to fully vested options granted to the Company’s executives in February 2012. As of September 30, 2012, total unrecognized stock-based compensation related to non-vested stock options was approximately $180,344, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

A summary of the Company’s stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$4,169	$607	$12,416	$39,091
Marketing and business development	6,551	4,150	65,180	12,919
General and administrative	22,451	9,258	107,513	80,954
Total stock-based compensation expense	$33,171	$14,015	$185,109	$132,964

A summary of the Company’s stock option activity for the nine months ended September 30, 2012 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,264,207	$0.65
Granted	1,200,000	$0.25
Exercised	—	—
Forfeited	—	—
Expired	(540,000)	$0.91
Outstanding, September 30, 2012	3,924,207	$0.49	5.87	$7,960
Exercisable, September 30, 2012	2,955,982	$0.57	4.78	$4,391

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.23 on September 30, 2012. The intrinsic value is calculated as the difference between the closing stock price and the exercise price of the stock options as of September 30, 2012, had all of the options with exercise prices less than $0.23 been exercised on that date.

As of September 30, 2012, there were 12,000,000 shares of common stock reserved for issuance pursuant to the 2011 Plan, of which 10,393,000 shares remained available for future grants. Additional information regarding options outstanding as of September 30, 2012, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	–	$0.37	2,223,957	7.99	$0.28	1,255,732	$0.28
$0.40	–	$0.57	795,000	4.04	$0.49	795,000	$0.49
$0.70	–	$1.00	724,000	2.35	$0.88	724,000	$0.88
$1.20	–	$1.80	181,250	2.03	$1.56	181,250	$1.56
$0.15	–	$1.80	3,924,207	5.87	$0.49	2,955,982	$0.57

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average outstanding options	3,974,642	3,368,522	3,916,671	3,724,864
Weighted average outstanding warrants	2,904,769	1,793,530	2,509,937	2,203,861

Note 12.  Concentration of Risks

The Company maintains a portion of its cash balance in one financial institution, which at times may exceed federally insured limits. As of September 30, 2012, the Company maintained approximately $35,000 at major financial institutions in money market accounts insured by the Federal Deposit Insurance Corporation up to $250,000 per account or the Securities Investor Protection Corporation up to $500,000 per account. To date, the Company has not experienced any losses in its money market accounts.

A significant portion of the Company’s revenue is derived from a concentrated number of customers. The following individual customers accounted for 10% or more of revenue for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	23%	26%	22%	22%
Customer B	51%	36%	45%	33%
Customer C	—	—	—	13%
Customer D	11%	30%	18%	25%

Note 13.  Other Transactions

On September 11, 2012, the Company announced its plan for the voluntary suspension of its public company reporting obligations, which would be accomplished through a proposed 1–for–300 reverse stock split of the Company’s common stock. If the proposed reverse stock split is approved and consummated, each share of the Company’s common stock held of record by a stockholder owning fewer than 300 shares immediately prior to the effective time of the reverse stock split will be converted into the right to receive $0.60 in cash per pre-split share of common stock, subject to any applicable U.S. federal, state and local withholding tax, and without interest. However, as of September 30, 2012, there was no certainty that such proposed transaction would be approved and consummated, and therefore no amounts have been recorded in connection with the fractional share buy back.

Note 14.  Liquidity and Capital Resources

For the nine months ended September 30, 2012, the Company incurred a net loss of $2,035,321. At September 30, 2012, the Company had $216,534 in cash and cash equivalents. For the nine months ended September 30, 2012, cash used in operations was $1,434,680 and cash used in investing activities was $37,731, which included the additional investment in NuGlow of $27,000 in April 2012 and aggregate purchases of assets of $10,731. On October 12, 2012, the Company drew $750,000 against the LOC with JPMorgan for working capital purposes.

HELIX BIOMEDIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Based on the current status of the Company’s operating and product commercialization development plans, the Company estimates that its existing cash and cash equivalents, together with the remaining balance available under the LOC with JPMorgan, will be sufficient to fund its operations, continue with work towards its prescription (Rx) product development and support the continued expansion of its consumer products program through the remainder of 2012. The Company will need substantial additional capital in order to maintain the current level of operations, continue commercialization of its technology and advance its pharmaceutical programs beyond 2012. In addition, the Company anticipates incurring significant expenses in connection with its proposed “going private” transaction. Accordingly, the Company will need to draw down additional amounts against the LOC and/or raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If the Company is unable to obtain the necessary additional funding, the Company may not be able to satisfy its existing obligations or may be required to severely reduce the scope of its operations, which would significantly impede its ability to proceed with current operational plans and could lead to the discontinuation of its business.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and judgments under different assumptions and conditions. We have discussed the critical accounting policies and estimates that we used in the preparation of our financial statements in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 27, 2012. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments, other than the fact that we have used similar concepts, judgments and estimates underlying our policy related to stock options issued to employees and with respect to warrants issued in connection with the LOC Agreement we entered into on March 9, 2012, as described below.

Proposed Transaction

On September 11, 2012, we announced our plan for the voluntary suspension of our public company reporting obligations, which would be accomplished through a proposed 1–for–300 reverse stock split of our common stock. We concurrently filed a Schedule 13E-3 and preliminary proxy statement with respect to the proposed reverse stock split, which are subject to SEC review. STOCKHOLDERS ARE URGED TO READ CAREFULLY AND IN THEIR ENTIRETY THE PRELIMINARY PROXY STATEMENT AND SCHEDULE 13E-3 FILED WITH THE SEC, AND, WHEN THEY BECOME AVAILABLE, THE DEFINITIVE PROXY STATEMENT AND OTHER RELEVANT MATERIALS, BECAUSE THEY DO AND WILL CONTAIN IMPORTANT INFORMATION ABOUT US AND THE PROPOSED REVERSE STOCK SPLIT.  The definitive proxy statement and Schedule 13E-3 will be mailed to stockholders as of a record date to be established for voting on the proposed transaction. Stockholders may obtain free copies of our preliminary proxy statement, Schedule 13E-3, definitive proxy statement (when available) and our other SEC filings electronically by accessing the SEC’s home page at http://www.sec.gov. Copies can also be obtained, free of charge, upon written request to Helix BioMedix, Inc., Attn: R. Stephen Beatty, President and Chief Executive Officer.

If the proposed reverse stock split is approved and consummated, each share of our common stock held of record by a stockholder owning fewer than 300 shares immediately prior to the effective time of the reverse stock split will be converted into the right to receive $0.60 in cash per pre-split share of common stock, subject to any applicable U.S. federal, state and local withholding tax, and without interest. However, as of September 30, 2012, there was no certainty that such proposed transaction would be approved and consummated, and therefore no amounts have been recorded in connection with the fractional share buy back.

Third Quarter Overview

Our total revenue for the three months ended September 30, 2012 increased by 18.8% compared to the same period in the prior year, driven primarily by stronger royalty revenue.

Operating expenses increased by 26.1% during the three months ended September 30, 2012, as compared to the same period in 2011, principally attributable to higher spending in marketing activities, external studies, patent maintenance expenses and professional fees related to our proposed reverse stock split and “going private” transaction (see Note 13 of our Notes to Condensed Financial Statements).

Our net loss for the three months ended September 30, 2012 increased by 29.7% compared to the same period in 2011, due primarily to higher operating expenses incurred.

As of September 30, 2012, our accumulated deficit was approximately $48.1 million. We may continue to incur substantial operating losses over the next several years based on the estimated costs associated with our current level of operations and continued commercialization of our technology being greater than our anticipated revenue.

Results of Operations

Revenue

Revenue in the three and nine months ended September 30, 2012 and 2011 consisted primarily of license fees, peptide sales and consumer product sales as summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
License fees	$240,550	$176,922	36.0%	$729,095	$513,322	42.0%
Peptide and consumer product sales	176,669	100,884	75.1%	605,190	576,165	5.0%
Consumer product sales to affiliated company	51,852	116,901	(55.6)%	285,730	355,951	(19.7)%
Total revenue	$469,071	$394,707	18.8%	$1,620,015	$1,445,438	12.1%

Total revenue increased by approximately $74,000, or 18.8%, for the three months ended September 30, 2012 compared to the same period in the previous year, and increased by approximately $175,000, or 12.1%, for the first nine months of 2012 compared to the first nine months of 2011. License fees, which are derived from royalty arrangements, increased by approximately $64,000, or 36.0%, for the third quarter of 2012 compared to the same period in 2011, and increased by $216,000, or 42.0%, for the first nine months of 2012 compared to the same period in 2011. The increase in our royalty revenue for the three and nine months ended September 30, 2012 reflected higher product sales from our licensees.

Peptide and consumer product sales increased by approximately $76,000, or 75.1%, for the third quarter of 2012 compared to the same period in the previous year and by approximately $29,000, or 5.0%, for the first nine months of 2012 compared to the same period in the previous year. Peptide sales grew by 68.8% for the third quarter of 2012 and by 27.1% for the first nine months of 2012, in each case as compared to the same respective periods in the prior year, stemming from higher demand from our bulk ingredient customers. The increase in consumer product sales of 93.9% for the third quarter of 2012 and decrease of 22.7% for the nine months ended September 30, 2012, in each case as compared to the same respective periods in the prior year, resulted primarily from fluctuations in sales to both our international and domestic distributors.

Consumer product sales to affiliated company, which consisted of products sold under private labels to NuGlow Cosmaceuticals, LLC (NuGlow), decreased by approximately $65,000, or 55.6%, for the third quarter of 2012 and by $70,000, or 19.7%, for the first nine months of 2012 compared to the respective periods in the previous year. As NuGlow is an affiliated company, our revenue to NuGlow is recognized based on NuGlow’s sales to third-party customers or NuGlow’s usage of products for marketing purposes.

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

Cost of revenue and gross profit for the three and nine months ended September 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Cost of peptides and consumer product sales	$113,407	$70,834	60.1%	$380,543	$409,829	(7.1)%
Percentage of total revenue	24.2%	17.9%		23.5%	28.4%
Cost of consumer product sales to affiliated company	21,832	56,961	(61.7)%	128,684	191,486	(32.8)%
Percentage of total revenue	4.7%	14.4%		7.9%	13.2%
Total cost of revenue	$135,239	$127,795	5.8%	$509,227	$601,315	(15.3)%
Gross profit	$333,832	$266,912	25.1%	$1,110,788	$844,123	31.6%

Cost of peptide and consumer product sales increased by approximately $43,000, or 60.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and decreased by approximately $29,000, or 7.1%, for the first nine months of 2012 compared to the same period in the previous year. Cost of peptides and consumer product sales for the three and nine months ended September 30, 2012 rose at different rates compared to the increases in peptide and consumer product revenue during those periods due primarily to the product mix. Cost of consumer product sales to an affiliated company decreased by approximately $35,000, or 61.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and by approximately $63,000, or 32.8%, for the first nine months of 2012 compared to the same period in the previous year, due primarily to a decline in NuGlow’s sales volume to third-party customers and use of our products for marketing purposes.

Gross margin on peptide and consumer product sales was 35.8% for the three months ended September 30, 2012 compared to 29.8% for the three months ended September 30, 2011, and increased to 37.1% for the nine months ended September 30, 2012 compared to 28.9% for the same period in the prior year. The higher gross margin related to peptide and consumer product sales was due primarily to the product mix and customer mix. Consumer product sales typically generate a higher gross margin than peptide sales. Gross margin on sales of consumer products to an affiliated company also increased to 57.9% for the third quarter of 2012 compared to 51.3% for the third quarter of 2011, and increased to 55.0% for the first nine months of 2012 compared to 46.2% for the same period in the previous year. The improved gross margin was influenced principally by product mix.

Research and Development

Research and development (R&D) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, cost of external studies and trials, and contract and other outside service fees related to our R&D activities. R&D expenses for the three and nine months ended September 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Research and development	$133,009	$109,221	21.8%	$308,036	$425,131	(27.5)%
Percentage of total revenue	28.4%	27.7%		19.0%	29.4%

R&D expenses increased by approximately $24,000, or 21.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and decreased by approximately $117,000, or 27.5%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase in R&D expenses for the three months ended September 30, 2012 was primarily attributable to higher spending in external trials and studies while the decrease in R&D expenses for the nine months ended September 30, 2012 was principally due to reduced expenses related to external studies and employee compensation resulting from the departure of our former Vice President and Chief Scientific Officer in February 2011. For the remainder of 2012, we anticipate R&D expenses to be consistent with the level experienced in the first nine months of 2012.

Marketing and Business Development

Marketing and business development (M&BD) expenses consist primarily of compensation and benefit expenses, stock-based compensation expense, consulting fees and various marketing costs. M&BD expenses for the three and nine months ended September 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Marketing and business development	$302,040	$225,732	33.8%	$874,791	$674,187	29.8%
Percentage of total revenue	64.4%	57.2%		54.0%	46.6%

M&BD expenses increased by approximately $76,000, or 33.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and by approximately $201,000, or 29.8%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase for the three and nine months ended September 30, 2012 was primarily driven by higher advertising expense, consulting fees and stock-based compensation expenses. For the remainder of 2012, we anticipate M&BD expenses to be consistent with the level experienced in the first nine months of 2012 in absolute dollars. We expect that the quarterly stock-based compensation expense will be reduced but that we will continue to incur expenses in market testing and advertising to promote our products.

General and Administrative

General and administrative (G&A) expenses consist primarily of salaries and benefit expenses, stock-based compensation expense, consulting fees and general corporate expenditures. G&A expenses for the three and nine months ended September 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
General and administrative	$418,868	$327,162	28.0%	$1,132,679	$1,043,843	8.5%
Percentage of total revenue	89.3%	82.9%		69.9%	72.2%

G&A expenses increased by approximately $92,000, or 28.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and by approximately $89,000, or 8.5%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase for the three and nine months ended September 30, 2012 was primarily due to higher patent maintenance fees and stock-based compensation expense, as well as additional expenses incurred related to our proposed reverse stock split and “going private” transaction. For the remainder of 2012, we anticipate G&A expenses to increase from the level experienced in the first nine months of 2012 as we expect to incur higher professional fees and general corporate expenses.

Accounting, Legal and Professional Fees

Accounting, legal and professional fees for the three and nine months ended September 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Accounting, legal and professional fees	$205,192	$168,043	22.1%	$605,615	$477,676	26.8%
Percentage of total revenue	43.7%	42.6%		37.4%	33.0%

Accounting, legal and professional fees increased by approximately $37,000, or 22.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and by approximately $128,000, or 26.8%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase for the three and nine months ended September 30, 2012 was due primarily to higher legal fees associated with our proposed reverse stock split and “going private” transaction. The increase for the nine months ended September 30, 2012 also included higher legal fees associated with patent protection.

For the remainder of 2012, we anticipate accounting, legal and professional fees will increase significantly as we expect to incur a much higher level of spending on legal fees related to the protection of our intellectual property and increased professional fees associated with our proposed reverse stock split and “going private” transaction.

Depreciation and Amortization

Depreciation and amortization expenses for the three and nine months ended September 30, 2012 and 2011 are summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Depreciation and amortization	$22,896	$27,845	(17.8)%	$68,054	$82,609	(17.6)%
Percentage of total revenue	4.9%	7.1%		4.2%	5.7%

Depreciation and amortization expenses decreased by approximately $5,000, or 17.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and by approximately $15,000, or 17.6%, for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease for the three and nine months ended September 30, 2012 was primarily due to reduced depreciation from assets becoming fully depreciated. For the remainder of 2012, we expect depreciation and amortization expenses to be consistent with the levels experienced in the first nine months of 2012.

Other Income (Expense), Net

Other income (expense), net consists of interest income, amortization of debt issuance costs, equity in gain (loss) of NuGlow and change in fair value of the purchase option of interest in NuGlow.

Other income (expense), net for the three and nine months ended September 30, 2012 and 2011 is summarized in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Interest income	$133	$704	(81.1)%	$1,257	$2,836	(55.6)%
Amortization of debt issuance costs	(50,673)	—	NM	(112,913)	—	NM
Equity in gain (loss) of affiliated company	14,674	(23,373)	162.8%	(32,916)	(74,446)	(55.8)%
Change in fair value of option to purchase interest in affiliated company	(1,145)	8,143	(114.1)%	(12,362)	(9,293)	(33.0)%
Total other income (expense), net	$(37,011)	$(14,526)	(154.8)%	$(156,934)	$(80,903)	(94.0)%
 ____________________________
NM – Not meaningful

Interest Income. Interest income for the three months ended September 30, 2012 and 2011 was not significant due to our low cash balance and prevailing interest rates. Interest income for the nine months ended September 30, 2012 decreased by $2,000 compared to the same period in 2011, due primarily to a lower average cash balance on hand. For the remainder of 2012, we expect interest income to be lower than the level experienced in the first nine months of 2012 due to our decreasing balance of cash and cash equivalents.

Amortization of Debt Issuance Costs. For the three and nine months ended September 30, 2012, we recorded expenses of approximately $51,000 and $113,000, respectively, related to the letter of credit established on our behalf by our largest stockholder on March 9, 2012. These amounts represented the amortization of the fair value of the warrants issued in connection with the letter of credit for the periods presented.

Equity in Loss of Affiliated Company. The equity in gain/loss of affiliated company represented our 30% share of NuGlow’s net income or loss for the reported periods. For the third quarter of 2012, we recorded a gain in equity of an affiliated company of approximately $15,000 compared to a loss of $23,000 for the same period in 2011. For the nine months ended September 30, 2012, equity in loss of affiliated company decreased by approximately $42,000, or 55.8%, compared to the same period in 2011.

Change in Value of Option to Purchase Interest in Affiliated Company. For the three months ended September 30, 2012, we recorded a loss of approximately $1,000 related to the change in fair value of the option to purchase the remainder of NuGlow under certain circumstances, compared to a gain of $8,000 for the three months ended September 30, 2011. For the nine months ended September of 2012, we recorded a loss of approximately $12,000 related to the change in fair value of the option to purchase the remainder of NuGlow, compared to a loss of approximately $9,000 for the nine months ended in September 30, 2011.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private sale of debt and equity securities. Our principal sources of liquidity are cash and cash equivalents. As of September 30, 2012, we had approximately $217,000 in cash and cash equivalents, compared to approximately $1.7 million in cash and cash equivalents at December 31, 2011. The decrease in cash and cash equivalents from December 31, 2011 was primarily attributable to cash used in operations, investment in an affiliated company and purchases of capital assets.

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2012 and 2011 was approximately $1.43 million and $1.91 million, respectively, and in each case derived primarily from the net loss for the period plus the net effect of non-cash expenses. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We continue to experience negative cash flows from operating activities due to the cash requirements to maintain our current level of operations while supporting activities to expand our product lines and revenue base.

For the nine months ended September 30, 2012, changes in accounts receivable, inventory, accounts payable and deferred revenue provided approximately $279,000 of cash, while changes in accrued expenses and deferred gross profit from an affiliated company used approximately $90,000 of cash during that period. For the nine months ended September 30, 2011, changes in accounts receivable, inventory, accounts payable and accrued expenses used approximately $416,000 of cash, while changes in prepaid expenses, accrued compensation and benefits, and deferred gross profit from an affiliated company provided approximately $146,000 of cash during that period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2012, cash used in investing activities was approximately $38,000, which reflected an additional investment in NuGlow and purchases of capital assets, while cash used in investing activities during the same period in 2011 of approximately $65,000 was related to an additional capital contribution in NuGlow, payments for website development costs and purchases of capital assets.

Cash Flows from Financing Activities

For the nine months ended September 30, 2012 and 2011, there was no cash provided by financing activities.

On March 9, 2012, we entered into an LOC Agreement (the LOC Agreement) with Frank T. Nickell, who beneficially owned approximately 40% of our outstanding common stock as of March 26, 2012, pursuant to which Mr. Nickell established an irrevocable standby letter of credit (LOC) by JPMorgan Chase Bank, N.A. (JPMorgan) in the amount of $2.0 million on our behalf and deposited $2.0 million with JPMorgan as collateral. Bank administrative fees for the LOC are expected to be 0.75% per year and borrowings under this LOC, if not immediately repaid by the collateral, will accrue interest at a rate of 4% per year. The LOC will expire on July 1, 2013 but will automatically renew until July 1, 2014 unless terminated by JPMorgan at least 14 days prior to the end of the current term, at which time we may draw up to the balance remaining on the LOC. Pursuant to the LOC Agreement, we agreed to use commercially reasonable efforts to consummate an equity financing prior to the termination date of the LOC in which we would sell and issue shares of our common stock at a price per share of at least $0.60 for aggregate proceeds of at least $3.0 million, upon consummation of which all amounts outstanding under the LOC shall be immediately repaid. In connection with the LOC Agreement, we issued to Mr. Nickell a five-year fully vested warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.25 per share and agreed to reimburse Mr. Nickell for his reasonable expenses in connection with the LOC, including any interest and bank fees. As of September 30, 2012, we had no borrowings outstanding under the LOC and reimbursements to Mr. Nickell had not been significant. On October 15, 2012, we drew $750,000 against the LOC for working capital purposes.

Based on the current status of our operating and product commercialization development plans, we estimate that our existing cash and cash equivalents, together with the remaining balance available under the LOC with JPMorgan, will be sufficient to fund our operations, continue with work towards our Rx product development and support the continued expansion of our consumer products program through the remainder of 2012. We will need substantial additional capital in order to maintain the current level of operations, continue commercialization of our technology and advance our pharmaceutical programs beyond 2012. In addition, we anticipate incurring significant expenses in connection with our proposed “going private” transaction (see Note 13 of our Notes to Condensed Financial Statements). Accordingly, we will need to draw down additional amounts against the LOC and/or raise additional funding, which may include debt and/or equity financing. However, there is no assurance that additional funding will be available on favorable terms, if at all. If we are unable to obtain the necessary additional funding, we may not be able to satisfy our existing obligations or may be required to severely reduce the scope of our operations, which would significantly impede our ability to proceed with current operational plans and could lead to the discontinuation of our business.

The amount of capital we will need in the future will depend on many factors, including the amount of revenue we generate, capital expenditures and hiring plans to accommodate future growth, research and development plans, future demand for our products and technology, and general economic conditions.

Contractual Obligations

The following table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity in future periods as of September 30, 2012:

Contractual Obligations	Remainder of 2012	2013 through 2014	2015 through 2016	2017 through 2018	Total
Operating lease	$19,764	$156,306	$172,816	$136,140	$485,026
Purchase order commitments (1)	17,720	—	—	—	17,720
Total contractual obligations	$37,484	$156,306	$172,816	$136,140	$502,746

(1)	Purchase order commitments primarily consist of open orders for inventory.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-04), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have on a material impact on our financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As the adoption of this guidance concerns disclosures only, it did not have a material impact on our financial position or results of operations.

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

We have incurred significant expenses in connection with our proposed reverse stock split and “going private” transaction, and if the costs of the proposed transaction increase, it could have a material adverse effect on our business and operations and we may not be able to proceed with the transaction as proposed, if at all.

We have incurred significant expenses in connection with our proposed reverse stock split and “going private” transaction, and the anticipated costs may increase before the transaction is completed, which will reduce the amount of capital resources otherwise available to conduct our business operations and grow our business.  In addition, the actual costs of the transaction may exceed the cost estimates on which we relied in determining to proceed with the proposed transaction, in part because of the greater number of shares which we may have to cash-out in connection with the transaction.  To the extent that the costs of the proposed transaction are too excessive, we may not be able to proceed with the transaction or we may be required to proceed with the transaction on different terms and conditions than originally proposed.

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

___________
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

November 8, 2012

HELIX BIOMEDIX, INC. (Registrant)

By:	/s/ R. Stephen Beatty
R. Stephen Beatty
President and Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer and
Acting Principal Financial Officer)